Form 10-Q
period 2009-09-30
GENERAL COMMUNICATION INC
filed 2009-11-06
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2009 was:

51,899,000 shares of Class A common stock; and
3,187,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of September 30, 2009 and
	December 31, 2008	4

	Consolidated Income Statements for the three and nine months ended
	September 30, 2009 (unaudited) and 2008 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2009 (unaudited) and 2008 (unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	49

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 6.	Exhibits	51

Other items are omitted, as they are not applicable.

SIGNATURES		52

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)	September 30,	December 31,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$22,503	29,904

Receivables	133,405	113,136
Less allowance for doubtful receivables	5,757	2,582
Net receivables	127,648	110,554

Deferred income taxes	13,847	7,843
Inventories	8,111	7,085
Prepaid expenses	5,046	5,960
Investment securities	905	1,563
Other current assets	4,411	647
Total current assets	182,471	163,556

Property and equipment in service, net of depreciation	815,450	793,051
Construction in progress	30,026	54,098
Net property and equipment	845,476	847,149

Cable certificates	191,565	191,565
Goodwill	68,586	66,868
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	19,135	22,976
Deferred loan and senior notes costs, net of amortization	5,561	6,496
Other assets	20,413	10,724
Total other assets	331,227	324,596
Total assets	$1,359,174	1,335,301

See accompanying notes to interim consolidated financial statements.

                                                                                                                                                                                                                                                                                          (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2009	2008

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$13,215	12,857
Accounts payable	29,743	40,497
Deferred revenue	22,021	22,095
Accrued payroll and payroll related obligations	20,287	22,632
Accrued liabilities	10,203	11,043
Accrued interest	2,973	10,224
Subscriber deposits	1,507	1,262
Total current liabilities	99,949	120,610

Long-term debt	732,336	708,406
Obligations under capital leases, excluding current maturities	90,499	94,029
Obligation under capital lease due to related party, excluding current maturity	1,874	1,868
Deferred income taxes	98,713	86,187
Long-term deferred revenue	50,017	49,998
Other liabilities	16,940	15,288
Total liabilities	1,090,328	1,076,386

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 51,889 and 50,062 shares at September 30, 2009 and December 31, 2008, respectively; outstanding 51,615 and 49,593 shares at September 30, 2009 and December 31, 2008, respectively	150,885	151,262
Class B. Authorized 10,000 shares; issued 3,189 and 3,203 shares at September 30, 2009 and December 31, 2008, respectively; outstanding 3,189 and 3,201 shares at September 30, 2009 and December 31, 2008, respectively; convertible on a share-per-share basis into Class A common stock	2,687	2,706
Less cost of 274 and 469 Class A and Class B common shares held in treasury at September 30, 2009 and December 31, 2008, respectively	(2,349)	(2,462)
Paid-in capital	29,234	27,233
Retained earnings	88,389	80,176
Total stockholders’ equity	268,846	258,915
Total liabilities and stockholders’ equity	$1,359,174	1,335,301

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2009	2008	2009	2008
Revenues	$150,816	151,660	448,301	428,795

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	50,167	50,401	145,372	154,160
Selling, general and administrative expenses	49,045	56,410	157,350	151,076
Depreciation and amortization expense	30,874	28,869	92,778	83,820
Operating income	20,730	15,980	52,801	39,739

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(13,176)	(14,134)	(39,096)	(34,820)
Interest income	49	386	68	869
Other expense, net	(13,127)	(13,748)	(39,028)	(33,951)
Income before income tax expense	7,603	2,232	13,773	5,788
Income tax expense	3,267	1,548	6,519	4,758

Net income	4,336	684	7,254	1,030

Net (income) loss attributable to the non-controlling interest	---	(419)	---	1,503

Net income attributable to General Communication, Inc.	$4,336	265	7,254	2,533

Basic net income per common share	$0.08	0.01	0.14	0.05

Diluted net income per common share	$0.08	0.00	0.13	0.05

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

(Amounts in thousands)	2009	2008
Cash flows from operating activities:
Net income	$7,254	1,030
Adjustments to reconcile net income to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization expense	92,778	83,820
Deferred income tax expense	6,519	3,426
Share-based compensation expense	1,897	5,547
Other noncash income and expense items	6,850	6,720
Change in operating assets and liabilities, net of effect of acquisition	(48,046)	32,193
Net cash provided by operating activities	67,252	132,736

Cash flows from investing activities:
Purchases of property and equipment	(92,989)	(172,572)
Proceeds from sale of marketable securities	613	1,226
Purchase of marketable securities	(305)	(879)
Purchase of business, net of cash received	(108)	(64,945)
Purchases of other assets and intangible assets	(2,513)	(5,115)
Net cash used in investing activities	(95,302)	(242,285)

Cash flows from financing activities:
Borrowing on Senior Credit Facility	30,000	132,100
Repayment of debt and capital lease obligations	(9,516)	(3,996)
Proceeds from common stock issuance	399	327
Issuance of long-term debt	---	2,161
Payment of debt issuance costs	---	(1,662)
Other	(234)	(47)
Net cash provided by financing activities	20,649	128,883
Net increase (decrease) in cash and cash equivalents	(7,401)	19,334
Cash and cash equivalents at beginning of period	29,904	13,074

Cash and cash equivalents at end of period	$22,503	32,408

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2009 as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)      Business and Summary of Significant Accounting Principles
In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Business
GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Cable television services throughout Alaska,
•	Competitive local access services throughout Alaska.
•	Incumbent local access services in rural Alaska,
•	Long-distance telephone service between Alaska and the remaining United States and foreign countries,
•	Sale of postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Data network services,
•	Internet access services,
•	Wireless roaming for certain wireless carriers,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
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

The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we were the primary beneficiary prior to August 18, 2008 when we acquired the remaining 18.1% equity interest and voting control of Alaska DigiTel. All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany revenue and expenses generated between regulated and non-regulated affiliates of the company are not eliminated in consolidation

(c)	Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 105 “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”).  Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB and is to be applied by nongovernmental entities. Rules and interpretive releases of the

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Interim Consolidated Financial Statements
(Unaudited)

SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification impacted our financial statement disclosures beginning in the quarter ended September 30, 2009 as all references to authoritative accounting literature are referenced in accordance with the Codification. There is no change to the content of our financial statements or disclosures as a result of implementing the Codification.

On January 1, 2009 we adopted ASC Topic 810-10-65-1, “Consolidation” (formerly SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (“ARB”) No. 51”).  Topic 810-10-65-1 requires non-controlling interests to be treated as a separate component of equity, but apart from the parent’s equity, and not as a liability or other item outside of equity. This topic also specifies that consolidated net income attributable to the parent and to non-controlling interests be clearly identified and presented on the face of the consolidated statement of operations. Previously, we had reported minority interests (non-controlling interests) as a reduction in arriving at income before income tax expense and cumulative effect of a change in accounting principle. In addition, this standard specifies that changes to the parent’s ownership interest while it retains a controlling financial interest should be accounted for as equity transactions. This topic also expands disclosure in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and non-controlling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The presentation and disclosure requirements of this topic were applied retrospectively for all periods presented; as a result, our income statements for the three and nine months ended September 30, 2008 were recast to reflect the adoption of this topic.

In June 2008, the FASB issued ASC Topic 260-10-45-60 “Participating Securities and the Two-Class Method.”  ASC Topic 260-10-45-61A requires companies to treat unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as “participating securities” and include such securities in the computation of earnings per share pursuant to the two-class method as described in ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings Per Share”). Topic 260-10-45-61A became effective on January 1, 2009 and required all prior period earnings per share data presented to be adjusted retroactively. The adoption of Topic 260-10-45-61A effective January 1, 2009, did not have a material effect on our computation of earnings per share.  See note 1(h) regarding adoption of this topic.

       (d)     Recently Issued but Not Adopted Accounting Pronouncements
FASB Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Interim Consolidated Financial Statements
(Unaudited)

deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of ASU 2009-13 is not expected to have a material impact on our income statement, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167"). As of September 30, 2009, SFAS No. 167 has not been incorporated within the FASB ASC. SFAS No. 167 amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of this new statement.

(e)	Goodwill
During the third quarter of 2009, we changed the date of our annual impairment test from the last day of the fiscal year to the last day of the tenth month of the fiscal year.  As we have grown, it has become increasingly difficult to complete the various impairment analyses in a timely manner, therefore, we believe the change in accounting principle related to the annual testing date is preferable as it provides us additional time to complete the impairment test and report the results of that test in our annual filing on Form 10-K.  We believe that the proposed change to the annual testing date will not delay, accelerate or avoid an impairment charge.  We believe that this change in accounting principle is preferable under the circumstances and will not result in adjustments to our financial statements.  The annual impairment test was last performed as of December 31, 2008 and will be performed again as of October 31, 2009, therefore, less than 12 months will have elapsed since our last impairment test.

(f)	Regulatory Accounting and Regulation

We account for our regulated operations in accordance with the accounting principles for regulated enterprises.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in reductions of revenues.

(g)	Revenue Recognition
As an Eligible Telecommunications Carrier ("ETC"), we receive subsidies from the Universal Service Fund ("USF") to support the provision of local access service in high-cost areas.  On May 1, 2008, the Federal Communications Commission ("FCC") issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which is to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.  In the first quarter of 2009, we recognized $1.9 million of voice and wireless revenue from the Universal Service Administrative Company (“USAC”) related to services provided from August 2008 to December 2008 due to the March 2009 FCC order that provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments were filed on May 8, 2009, and replies were filed on June 8, 2009.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

In the second quarter of 2009, we recognized $3.1 million of wireless revenue from the USAC for interstate common line support for a new local access area for which we received ETC status in May 2009 of which $690,000 and $1.7 million were related to first quarter of 2009 and the year ended December 31, 2008, respectively.  Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed.

In the third quarter of 2009, we recognized $1.1 million upon a change in our estimate of support to be received from the USAC for interstate common line support.  We accrue estimated program revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.

For a complete list of our revenue recognition policies, you should specifically refer to those identified under Part IV, Item 15, note 1(v) of our December 31, 2008 annual report on Form 10-K.

(h)	Earnings per Common Share

We compute net income per share of Class A and Class B common stock using the “two class” method in accordance with ASC Topic 260-10-45-60.  Therefore, basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted net income per share is computed by dividing net income applicable to GCI by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The computation of the dilutive net income per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income per share of Class B common stock does not assume the conversion of those shares.

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

Earnings Per Share (“EPS”) is calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.  The adoption Topic 260-10-45-60 did not have a material impact on our calculation of earnings per share for the periods presented.

EPS and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings attributable to GCI	4,077	259	248	17

Denominator:
Weighted average common shares outstanding	50,125	3,190	49,121	3,250
Basic net income per common share	0.08	0.08	0.01	0.01

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
 (Unaudited)

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	4,077	259	248	17
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	259	---	17	---
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	---	(5)	---	(1)
Effect of share based compensation that may be settled in cash or shares	(54)	---	---	---
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	4,282	254	265	16

Denominator:
Number of shares used in basic computation	50,125	3,190	49,121	3,250
Conversion of Class B to Class A common shares outstanding	3,190	---	3,250	---
Unexercised stock options	273	---	934	---
Unvested restricted stock awards	---	---	13	---
Effect of share based compensation that may be settled in cash or shares	240	---	---	---
Number of shares used in per share computations	53,828	3,190	53,318	3,250
Diluted net income per common share	0.08	0.08	0.00	0.00

	Nine Months Ended September 30,
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings attributable to GCI	6,816	438	2,376	157

Denominator:
Weighted average common shares outstanding	49,705	3,197	49,064	3,253
Basic net income per common share	0.14	0.14	0.05	0.05

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	6,816	438	2,376	157
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	438	---	157	---
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	---	(22)	---	(2)
Effect of share based compensation that may be settled in cash or shares	(296)	---	---	---
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	6,958	416	2,533	155

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Denominator:
Number of shares used in basic computation	49,705	3,197	49,064	3,253
Conversion of Class B to Class A common shares outstanding	3,197	---	3,253	---
Unexercised stock options	317	---	647	---
Unvested restricted stock awards	---	---	22	---
Effect of share based compensation that may be settled in cash or shares	238	---	---	---
Number of shares used in per share computations	53,457	3,197	52,986	3,253
Diluted net income per common share	0.13	0.13	0.05	0.05

Weighted average shares associated with outstanding share options and awards for the three and nine months ended September 30, 2009 and 2008, which have been excluded from the computations of diluted EPS (shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Shares associated with anti-dilutive unexercised stock options	3,961	3,191	4,738	3,731
Shares associated with anti-dilutive unvested restricted share awards	---	248	---	10
Share-based compensation that may be settled in cash or shares the effect of which is anti-dilutive	---	291	---	133
Shares associated with unvested contingent options and awards for which the contingency has not been met	426	376	418	376

(i)	Common Stock
Following are the changes in issued common stock for the nine months ended September 30, 2009 and 2008 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2007	50,437	3,257
Class B shares converted to Class A	10	(10)
Shares issued under stock option plan	52	---
Shares issued under the Director Compensation Plan	20	---
Shares retired	(540)	---
Other	(5)	---
Balances at September 30, 2008	49,974	3,247

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
 (Unaudited)

Balances at December 31, 2008	50,062	3,203
Class B shares converted to Class A	12	(12)
Shares issued under stock option plan	69	---
Share awards issued	1,965	---
Shares retired	(219)	(2)
Balances at September 30, 2009	51,889	3,189

We retired 219,000 and 2,000 shares of our Class A and Class B common stock, respectively, during the nine months ended September 30, 2009, that were acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting and the settlement of deferred compensation.

For discussion of the share awards issued during the nine months ended September 30, 2009 see note 5.

(j)	Investment Securities
Investment securities were $905,000 and $1.6 million at September 30, 2009 and December 31, 2008, respectively, and are classified as trading securities.  Our investments consist primarily of money market funds and U.S. government securities.  Trading securities are recorded at fair value with unrealized holding gains and losses included in net income.  During the nine months ended September 30, 2009 and 2008, the change in net unrealized holding gains/losses in the trading portfolio included in earnings was a net loss of $12,000 and a net gain of $119,000, respectively.

(k)     Asset Retirement Obligations
Following is a reconciliation of the beginning and ending aggregate carrying amount of our asset retirement obligations at September 30, 2009 and 2008 (amounts in thousands):

Balance at December 31, 2007	$4,173
Liability incurred	644
Accretion expense for the nine months ended September 30, 2008	123
Additions upon acquisition of United Utilities Inc. (“UUI”), Unicom, Inc. (“Unicom”) , and Alaska Wireless, LLC (“Alaska Wireless”)	803
Liability settled	(165)
Balance at September 30, 2008	$5,578

Balance at December 31, 2008	$6,179
Liability incurred	957
Accretion expense for the nine months ended September 30, 2009	352
Liability settled	(34)
Balance at September 30, 2009	$7,454

Our asset retirement obligations are included in Other Liabilities.

(l)	Derivatives
We enter into derivative contracts to manage exposure to variability in cash flows from floating-rate financial instruments, particularly on our long-term debt instruments and credit facilities.  We do not apply hedge accounting to our derivative instruments and therefore treat these instruments as “economic hedges.”   Derivative instruments are accounted for at fair value as either assets or liabilities on

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

the balance sheet.  Changes in the fair value of derivatives are recognized in earnings each reporting period.

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

The following is a summary of the derivative contracts outstanding in the balance sheet at September 30, 2009 (dollar amounts in thousands):

	Number of Contracts	Notional Value	Balance Sheet Location	Fair Value
Interest rate caps	2	$180,000	Other Assets	$1

For the three and nine months ended September 30, 2009 and 2008, our derivative financial instruments had the following effect on our consolidated income statements (amounts in thousands):

		Amount of Gain (Loss) Recognized
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized	2009	2008	2009	2008
Interest rate caps	Interest expense	$(8)	(519)	(6)	(519)

(m)    Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold exclusive of depreciation and amortization ("Cost of Goods Sold"), asset retirement obligations, and the accrual of contingencies and litigation. Actual results could differ from those estimates.

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Interim Consolidated Financial Statements
(Unaudited)

(n)     Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges on a gross basis in our income statement for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Surcharges reported gross	$1,241	1,070	3,224	3,081

(o)     Reclassifications
Reclassifications have been made to the 2008 financial statements to make them comparable with the 2009 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Change in operating assets and liabilities, net of effect of acquisitions, consists of (amounts in thousands):

Nine month period ended September 30,	2009	2008
Increase in accounts receivable	$(19,695)	(3,014)
Decrease in prepaid expenses	1,288	1,026
Increase in inventories	(960)	(1,759)
Increase in other current assets	(3,874)	(118)
Increase in other assets	(11,251)	---
Decrease in accounts payable	(2,261)	(1,484)
Increase (decrease) in deferred revenues	(170)	3,668
Increase (decrease) in accrued payroll and payroll related obligations	(2,471)	1,191
Increase (decrease) in accrued liabilities	(840)	3,209
Decrease in accrued interest	(7,251)	(6,021)
Increase (decrease) in subscriber deposits	245	(35)
Increase (decrease) in long-term deferred revenue	(1,562)	36,272
Increase (decrease) in components of other long-term liabilities	756	(742)
	$(48,046)	32,193

We paid interest, exclusive of capitalized interest, totaling $45.0 million and $39.2 million during the nine months ended September 30, 2009 and 2008, respectively.

We paid $9,000 and $884,000 for income taxes during the nine months ended September 30, 2009 and 2008, respectively.  We received $911,000 and $0 in income tax refunds during the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009 and 2008, we capitalized interest of $582,000 and $3.5 million, respectively.

During the nine months ended September 30, 2009 and 2008, we had $957,000 and $644,000, respectively, in non-cash additions to property and equipment for assets added when recording asset retirement obligations.

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
 (Unaudited)

During the nine months ended September 30, 2009, we applied $465,000 of a warranty receivable to offset our cash obligation relating to a capital lease.

During the nine months ended September 30, 2009, we had a $1.6 million non-cash increase to goodwill to record an adjustment for deferred revenue to the United Utilities, Inc. ("UUI") and Unicom, Inc. ("Unicom") purchase price allocations.

During the nine months ended September 30, 2008, we financed $98.6 million for the use of satellite transponders through a capital lease obligation.  We also financed $1.3 million in capital expenditures through the extension of a previously existing capital lease.

In May 2008, we received net cash of $110.6 million from a $145.0 million term loan that we obtained. We used $30.0 million of the term loan to repay the revolver portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.6 million for bank and legal fees associated with the new term loan.  Additionally, during the nine months ended September 30, 2008 we borrowed $20.0 million on the revolver portion of our Senior Credit Facility.

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

We had $4.0 million and $15.1 million in non-cash additions to property and equipment due to unpaid purchases as of September 30, 2009 and 2008, respectively.

We retired Class A common stock in the amount of $1.2 million and $5.5 million during the nine months ended September 30, 2009 and 2008, respectively.  The Class A common stock retired in the nine months ended September 30, 2009, was acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock awards vesting and the settlement of deferred compensation.

(3)	Intangible Assets
Goodwill increased $1.7 million at September 30, 2009 as compared to December 31, 2008, primarily to record an adjustment for deferred revenue to the UUI and Unicom purchase price allocations.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amortization expense	$1,939	1,749	5,709	3,829

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2009	$7,666
2010	5,845
2011	3,777
2012	2,829
2013	1,553

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Notes to Interim Consolidated Financial Statements
 (Unaudited)

For the period from January 1, 2009 to September 30, 2009, the U.S. economy has been experiencing the effects of a recession.  Should economic conditions in the State of Alaska and other indicators deteriorate such that they impact our ability to achieve levels of forecasted operating results and cash flows, should our stock price and market capitalization decline below our book value for a sustained period of time, or should other events occur indicating the carrying value of goodwill and intangible assets might be impaired, we would test our goodwill and intangible assets for impairment at that time and may recognize an impairment loss to the extent that the carrying amount exceeds such asset's fair value.  Any future impairment charges could have a material adverse effect on our results of operations.

(4)	Financial Instruments

Fair Value of Financial Instruments
On June 30, 2009, we adopted ASC Topic 825 Subtopic 10 Section 65 paragraph 65-1, “Financial Instruments,” which describes the transition related to interim disclosures about fair value of financial instruments.  Under this guidance, entities are required to disclose the fair value of all financial instruments within the scope of Topic 825 in all interim financial statements. Paragraph 65-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2009 and 2008 the fair values of cash and cash equivalents, net receivables, current portion of notes receivable, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at September 30, 2009 and 2008 are as follows (amounts in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$837,924	790,408	814,199	730,689
Other liabilities	65,709	65,466	51,132	50,936

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

Other Liabilities:  Deferred compensation liabilities have no defined maturity dates, therefore the fair value is the amount payable on demand as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Lease escalation liabilities are valued at the discounted amount of future cash flows using the Senior Credit Facility interest rate at September 30, 2009. Our non-employee share-based compensation awards are reported at their fair value at each reporting period.

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
Fair Value Measurements and Disclosures under ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.  We have applied the provisions of Topic 820 to our trading securities, the assets of our deferred compensation plan (primarily money market funds and mutual funds) and interest rate caps.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 were as follows (amounts in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading securities:
Money market funds	$7	7	---	---
U.S. treasury notes	423	423	---	---
U.S. government securities	475	475	---	---
Deferred compensation plan assets (money market funds)	1,451	1,451	---	---
Derivative financial instruments	1	---	1	---
Total assets at fair value	$2,357	2,356	1	---

The valuation of our marketable securities, money market funds, and mutual funds are determined using quoted market prices in active markets utilizing market observable inputs. Derivative financial instruments are valued using mid-market quotations in active markets that are based on actual bid/ask quotations shown on reliable electronic information screens as of September 30, 2009.

(5)     Share-Based Compensation
Our 1986 Stock Option Plan ("Stock Option Plan"), as amended, provides for the grant of options and restricted stock awards (collectively "awards") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

grant. Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised and restricted stock awards are made.

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

On August 6, 2009, we filed a Tender Offer Statement on Schedule TO (the “Exchange Offer”) with the SEC.  The Exchange Offer was an offer by us to eligible officers, employees and stakeholders, other than officers of GCI who also serve on our Board of Directors (“Participants”) to exchange, on a grant-by-grant basis, their outstanding eligible stock options that were granted under our Stock Option Plan, whether vested or unvested, for shares of restricted stock of GCI Class A common stock that we granted under the Stock Option Plan (“Restricted Stock”). Generally, eligible options included all options issued pursuant to the Stock Option Plan between January 1, 1999, and February 15, 2009, excluding any options that vest based on EBITDA performance (“Eligible Options”).  We accepted for cancellation, Eligible Options to purchase 5,241,700 shares of GCI Class A common stock from 166 Participants, representing approximately 86% of the options eligible for exchange in the offer with a fair value of $6.2 million as of the date of the exchange.  We issued 1,908,890 shares of Restricted Stock to Participants, with a fair value of $7.1 million as of the date of the exchange, in each case, in accordance with the terms of the Exchange Offer.

In accordance with the terms of the Restricted Stock agreement, one-half of the Restricted Stock received in exchange for eligible options will vest on December 20, 2011 with the remainder vesting on February 28, 2012. The number of shares of Restricted Stock that were offered in exchange for each eligible option was equal to the lesser of (i) a number of shares of Restricted Stock having a fair value equal to 100% of the fair value of the eligible options exchanged for shares of Restricted Stock, or (ii) a number of shares of Restricted Stock equal to 40% of the number of shares issuable pursuant to the eligible options surrendered.

The exchange of stock options for Restricted Stock was treated as a modification of the stock options.  The remaining unamortized stock compensation expense related to the original options will continue to be amortized over the vesting period of the Restricted Stock.  The compensation expense for the incremental difference between the fair value of the Restricted Stock and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the Restricted Stock.  We estimate the incremental stock-based compensation expense related to the modification, net of estimated forfeitures, will be approximately $940,000, of which $122,000 is expected to be expensed in the year ending December 31, 2009.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $3.49 per share and $3.08 per share, respectively. The total fair value of options vesting during the nine months ended September 30, 2009 and 2008 was $103,000 and $2.6 million, respectively.

We have recorded share-based compensation expense of $1.9 million for the nine months ended September 30, 2009, which consists of $4.5 million for employee share-based compensation expense, a $2.1 million decrease to shared-based compensation expense associated with performance based stock options and restricted stock awards that are no longer expected to vest, and a $502,000 decrease in the fair value of liability-classified awards.  We recorded share-based compensation expense of $5.5 million for the nine months ended September 30, 2008, which consists of $5.4 million for employee share-based

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

compensation expense and a $101,000 increase in the fair value of liability-classified awards. Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statements.  Unrecognized share-based compensation expense was $8.6 million relating to 2.2 million restricted stock awards and $898,000 relating to 582,000 unvested stock options as of September 30, 2009.  We expect to recognize share-based compensation expense over a weighted average period of 1.9 years for stock options and 2.2 years for restricted stock awards.

The following is a summary of our Stock Option Plan activity for the nine months ended September 30, 2009:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding options and restricted stock awards at December 31, 2008	7,205	$9.08

Options granted	153	$6.65
Restricted stock awards granted	1,941	$4.44
Options exercised	(69)	$5.76
Restricted stock awards vested	(128)	$11.23
Options forfeited and retired	(5,257)	$9.35
Outstanding options and restricted stock awards at September 30, 2009	3,845	$6.29

Available for grant at September 30, 2009	4,113

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO.  The lease was amended effective January 1, 2002 and February 25, 2005.  Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share that was not issued pursuant to the Stock Option Plan.  150,000 shares remain available for purchase with a weighted average exercise price of $6.50 per share and expire on March 31, 2010.  We paid $675,000 in connection with this agreement during the nine months ended September 30, 2009 and 2008.

The total intrinsic values, determined as of the date of exercise, of options exercised during the nine months ended September 30, 2009 and 2008 were $96,000 and $155,000, respectively. We received $399,000 and $327,000 in cash from stock option exercises during the nine months ended September 30, 2009 and 2008, respectively.

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

(Continuned)

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are allocated to our segments using segment margin for the years ended December 31, 2008 and 2007, respectively.  Bad debt expense for the three and nine months ended September 30, 2009 and 2008 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and nine months ended September 30, 2009 and 2008, respectively.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income tax expense, share-based compensation expense, and non-cash contribution adjustment (“adjusted EBITDA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2008 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2009 and 2008 follows (amounts in thousands):

Three months ended September 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2009
Revenues:
Intersegment	$	---	76	1,371	---	50	1,497
External		75,021	30,263	27,780	11,715	6,037	150,816
Total revenues		$75,021	30,339	29,151	11,715	6,087	152,313
Adjusted EBITDA		$23,234	14,084	6,154	5,501	1,299	50,272

2008
Revenues:
Intersegment		$33	336	1,428	---	---	1,797
External		66,485	38,778	30,166	10,293	5,938	151,660
Total revenues		$66,518	39,114	31,594	10,293	5,938	153,457
Adjusted EBITDA		$18,275	17,869	6,045	4,255	1,320	47,764

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Nine months ended September 30,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2009
Revenues:
Intersegment	$	---	459	4,309	---	154	4,922
External		219,139	94,582	82,683	33,323	18,574	448,301
Total revenues		$219,139	95,041	86,992	33,323	18,728	453,223
Adjusted EBITDA		$64,304	46,674	17,047	14,777	5,154	147,956

2008
Revenues:
Intersegment		$50	804	4,346	---	116	5,316
External		189,981	119,843	84,201	26,953	7,817	428,795
Total revenues		$190,031	120,647	88,547	26,953	7,933	434,111
Adjusted EBITDA		$43,952	59,682	16,066	9,870	1,679	131,249

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Reportable segment revenues	$152,313	153,457	453,223	434,111
Less intersegment revenues eliminated in consolidation	1,497	1,797	4,922	5,316
Consolidated revenues	$150,816	151,660	448,301	428,795

A reconciliation of reportable segment earnings from adjusted EBITDA to consolidated income before income tax expense follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Reportable segment adjusted EBITDA	$50,272	47,764	147,956	131,249
Less depreciation and amortization expense	30,874	28,869	92,778	83,820
Less (plus) share-based compensation expense	(1,332)	2,694	1,897	5,547
Less non-cash contribution adjustment	---	640	480	640
(Less net income) plus net loss attributable to non-controlling interest	---	(419)	---	1,503
Consolidated operating income	20,730	15,980	52,801	39,739
Less other expense, net	13,127	13,748	39,028	33,951
Consolidated income before income tax expense	$7,603	2,232	13,773	5,788

(7)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. In the opinion of management, the

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

nature and disposition of these matters are considered routine and arising in the ordinary course of business.

In the third quarter of 2008, Alaska DigiTel, LLC (“Alaska DigiTel”) received a request for documents pursuant to a notification of investigation from the FCC’s Office of the Inspector General in connection with its review of Alaska DigiTel’s compliance with program rules and requirements under certain USF programs. The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel and its affiliates during that period.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently dissolved in April 2009.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007.  We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  This request has not had a material impact on our income statement, financial position or cash flows but given the preliminary nature of this request we are unable to assess the ultimate resolution of this matter.

Alaska Communications Systems (“ACS”) Access Service Pricing
On May 22, 2006, the ACS subsidiary serving Anchorage filed a petition with the FCC, seeking forbearance from regulation of interstate broadband and access services. On August 20, 2007, the FCC granted in part and denied in part the requested relief, requiring that ACS comply with certain safeguards to ensure the relief granted would not result in harm to consumers or competition.  On October 22, 2008, ACS filed a petition to convert to price cap regulation the access services it provides in each of its operating areas.  The petition was granted on April 17, 2009, rescinding the forbearance relief previously granted.  The new ACS rates have reduced the cost of switched access services provided to us by ACS.

Universal Service
The USF pays subsidies to ETCs to support the provision of local service in high-cost areas. Under FCC regulations, we have qualified as a competitive ETC in the Anchorage, Fairbanks, Juneau, Matanuska Telephone Association (“MTA”), Mukluk, Ketchikan, Fort Wainwright/Eielson, Interior Telephone Company, Glacier State, Arctic Slope Telephone Association Cooperative, Copper Valley, Kotzebue, Adak, UUI, United KUC, and Cordova study areas.  In addition, we have been granted conditional ETC status for the Nushagak study area, contingent on execution of an interconnection agreement with the ILEC.  Without ETC status, we would not qualify for USF subsidies in these areas or other rural areas where we propose to offer wireline and wireless local services, and our revenue for providing local services in these areas would be materially adversely affected.

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

(Continuned)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)

Dobson Resale Agreement
AT&T Mobility, LLC (“AT&T Mobility”) acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provided for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011.  The agreement required our customers to be on our wireless network by June 30, 2009, but allowed our customers to use the AT&T Mobility network for roaming during the transition period.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network by the required transition date of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of no charge minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product Cost of Goods Sold during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.

Alaska Wireless Contingent Payment
On July 1, 2008 we completed the acquisition of all of the ownership interests in Alaska Wireless.  We made an initial payment on the acquisition date and we expect to make an additional payment of approximately $6.2 million in 2010 that is contingent on the achievement of certain financial conditions.

(8)	Subsequent Event
We have performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.

On November 3, 2009, we closed on the issuance of $425.0 million of new 8 ⅝% Senior Notes due in 2019 at a price of 99.17% of the face value to be issued by our wholly-owned subsidiary, GCI, Inc.  The net proceeds of the offering will be used to retire our existing senior secured credit facility indebtedness and for general corporate purposes.

PART I.
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the following discussion, General Communication, Inc. and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high-cost area program subsidy, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold exclusive of depreciation and amortization ("Cost of Goods Sold"), depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

General Overview

Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations and regular and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.  The ongoing weakness in the national economy continues to negatively impact consumer confidence and spending. If these trends continue, they could lead to reductions in our customers’ spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. Mortgage foreclosure rates in Alaska are among the lowest in the nation and the commercial real estate market is steady. The majority of our revenue is driven by the strength of the Alaska economy which appears to be relatively well positioned to weather recessionary pressures. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the next two fiscal years. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. We cannot predict the impact the economic crisis may have on us.

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

AT&T Mobility, LLC (“AT&T Mobility”) acquired Dobson Communications Corporation (“Dobson”), including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provided for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and are expected to be substantially completed in 2010 or 2011.  The agreement required our customers to be on our wireless network by June 30, 2009, but allowed our customers to use the AT&T Mobility network for roaming during the transition period.  We started transitioning our customers to our wireless facilities in November 2008.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network by the required transition date of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of no charge minutes on a per minute basis.  The block of wireless network usage at no charge is expected to substantially reduce our wireless product Cost of Goods Sold during the approximate four year period beginning June 4, 2008 and ending June 30, 2012.

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

We estimate that our September 30, 2009 and 2008 total lines in service represent a statewide market share of 34% and 33%, respectively. At September 30, 2009 and 2008, 73% and 69%, respectively, of our lines are provided on our own facilities.

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

We offer wireless services by selling services over our own facilities and, primarily in 2008, we resold AT&T Mobility's services under the GCI brand name and by selling services over our own facilities under the Alaska DigiTel and Alaska Wireless brand names. We compete against AT&T Mobility, ACS, MTA, and resellers of those services in Anchorage and other markets.  The GCI and Alaska DigiTel brands compete against each other.

In December 2007 we signed an agreement with AT&T Mobility that provided for an orderly transition of our wireless customers from the AT&T Mobility network in Alaska to our wireless facilities. The agreement required our customers to be on our wireless network by June 30, 2009, but allowed our customers to use the AT&T Mobility network for roaming during the transition period.  We started transitioning our customers to our wireless facilities in November 2008.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network by the required transition date of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the AT&T Mobility network in Alaska with our own wireless facilities.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage			Percentage
	Three Months Ended		Change 1	Nine Months Ended		Change 1
	September 30,		2009	September 30,		2009
	2009	2008	vs. 2008	2009	2008	vs. 2008
(Unaudited)
Statements of Operations Data:
Revenues:
Consumer segment	50%	44%	13%	49%	44%	15%
Network Access segment	20%	25%	(22%)	21%	28%	(21%)
Commercial segment	18%	20%	(8%)	19%	20%	(2%)
Managed Broadband segment	8%	7%	14%	7%	6%	24%
Regulated Operations segment	4%	4%	2%	4%	2%	138%
Total revenues	100%	100%	(1%)	100%	100%	5%
Selling, general and administrative expenses	33%	37%	(13%)	35%	35%	4%
Depreciation and amortization expense	20%	19%	7%	21%	20%	11%
Operating income	14%	11%	30%	12%	9%	33%
Other expense, net	9%	9%	(5%)	9%	8%	15%
Income before income tax expense	5%	2%	241%	3%	1%	138%
Net income	3%	1%	534%	2%	0%	604%
Net income attributable to GCI	3%	0%	1,536%	2%	1%	186%

1  Percentage change in underlying data.

Three Months Ended September 30, 2009 (“third quarter of 2009”) Compared to Three Months Ended September 30, 2008 (“third quarter of 2008”)

Overview of Revenues and Cost of Goods Sold
Total revenues decreased 1% from $151.7 million in the third quarter of 2008 to $150.8 million in the third quarter of 2009.  Revenue decreases in our Network Access and Commercial segments were partially off-set by increases in our Consumer, Managed Broadband and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold decreased $200,000 from $50.4 million in the third quarter of 2008 to $50.2 million in the third quarter of 2009. Cost of Goods Sold decreases in our Commercial and Network Access segments were partially off-set by increases in our Consumer, Managed Broadband and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview

Consumer segment revenue represented 50% of third quarter of 2009 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Voice	$12,487	11,582	8%
Video	27,612	26,241	5%
Data	12,726	10,745	18%
Wireless	22,196	17,917	24%
Total Consumer segment revenue	$75,021	66,485	13%

Consumer segment Cost of Goods Sold represented 49% of third quarter of 2009 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Voice	$4,000	4,357	(8%)
Video	11,921	10,094	18%
Data	1,127	1,598	(29%)
Wireless	7,638	4,525	69%
Total Consumer segment Cost of Goods Sold	$24,686	20,574	20%

Consumer segment adjusted EBITDA, representing 46% of third quarter of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Consumer segment adjusted EBITDA	$23,234	18,275	27%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	89,900	89,300	1%
Long-distance minutes carried (in millions)	28.0	31.2	(10%)
Total local access lines in service2	82,700	79,200	4%
Local access lines in service on GCI facilities2	72,700	64,300	13%

Video:
Basic subscribers3	129,600	131,200	(1%)
Digital programming tier subscribers4	77,600	70,100	11%
HD/DVR converter boxes5	77,000	62,900	22%
Homes passed	231,400	227,400	2%
Average monthly gross revenue per subscriber6	$70.95	$67.00	6%

Data:
Cable modem subscribers7	97,900	92,100	6%

Wireless:
Wireless lines in service8	109,900	81,200	35%
Average monthly gross revenue per subscriber9	$58.05	$55.21	5%

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

Consumer Segment Revenues
The increase in voice revenue is primarily due to an increase in monthly recurring local service fee revenue and a $734,000 or 84% increase in recognized support from the USAC.  The increase in the monthly recurring local service fee revenue is due to increased subscribers.  The increase in USAC support is primarily due to increased local subscribers including increases in locations that qualify for higher support rates.  Additionally, in the third quarter of 2008 we recorded a decrease in recognized support from the USAC primarily due to a change in our revenue accrual estimation to more precisely consider changes in FCC reimbursement and to consider uncertainties we believed may impact the amount of reimbursement we received. In March 2009 an FCC order was issued, the result of which provided uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions and allowed us to discontinue recording a reserve against our USAC support revenue and, therefore, no such decrease was recognized in the third quarter of 2009.  The increase was partially offset by decreased long-distance billable minutes carried.

The increase in video revenue is primarily due to the following:

•
A 4% increase in programming services revenue to $21.9 million in the third quarter of 2009 primarily resulting from an increase in digital programming tier subscribers in the third quarter of 2009 and a rate increase on certain cable service offerings beginning in August 2009, and

•	A 11% increase in equipment rental revenue to $5.4 million in the third quarter of 2009 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $11.0 million due to increased subscribers and their selection of more value-added features.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and recognition of $1.2 million upon a change in our estimate of support to be received from the USAC for interstate common line support of which $593,000 and $77,000 were related to the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  We accrue estimated program revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase was partially off-set by receipt of $2.8 million in July 2008 from the USAC for retroactive interstate common line support at Alaska DigiTel for which revenue was recognized in the third quarter of 2008.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services DLPS lines on our own facilities during the last three months of 2008 and the first nine months of 2009 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, an increase in digital programming tier subscribers, and the recognition of a $594,000 liability to settle a billing issue with a cable programmer.

The decrease in data Cost of Goods Sold is primarily due to the transition of traffic to our own facilities from leased facilities and the addition of more peering partners for Internet traffic.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and the inclusion of premium wireless handsets which have higher costs in certain promotions offered in the third quarter of 2009.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased margin resulting from increased revenue as described above in "Consumer Segment Revenues" and a decrease in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to a decrease in consolidated selling, general and administrative expense in the third quarter of 2009 as compared to the third quarter of 2008.  The increase in adjusted EBITDA is partially off-set by increased Cost of Goods Sold as further described above in “Consumer Segment Cost of Goods Sold” and an increase in the 2008 segment margin upon which the selling, general and administrative expense allocation is based.

Network Access Segment Overview
Network access segment revenue represented 20% of third quarter of 2009 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Voice	$12,197	19,671	(38%)
Data	14,876	18,148	(18%)
Wireless	3,190	959	233%
Total Network Access segment revenue	$30,263	38,778	(22%)

Network Access segment Cost of Goods Sold represented 15% of third quarter of 2009 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Voice	$4,406	6,529	(33%)
Data	2,792	3,456	(19%)
Wireless	338	516	(35%)
Total Network Access segment Cost of Goods Sold	$7,536	10,501	(28%)

Network Access segment adjusted EBITDA, representing 28% of third quarter of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Network Access segment adjusted EBITDA	$14,084	17,869	(21%)

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	224.6	255.8	(12%)

Data:
Total Internet service provider access lines in service1	1,700	1,800	(6%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is due in part to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The voice revenue decrease also resulted from a decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% interstate rate decrease mandated by federal law.  Voice revenue continues to decline as expected due to increased competition in the Network Access business.  The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.

The decrease in data revenue is primarily due to a change in the composition of traffic resulting in IRU operating leases and service agreements replacing data network service agreements.  The nature of IRU operating leases and service agreements generally results in lower periodic revenue as compared to data network service agreements.

The increase in wireless revenue is due to increased roaming revenue in the third quarter of 2009 primarily due to the construction of our state-wide GSM network starting in 2008 and the 2008 expansion of our Code Division Multiple Access ("CDMA") network.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried and the movement of more traffic onto our network in lieu of carrying traffic on third-party networks.

The decrease in data Cost of Goods Sold is primarily due to a change in the composition of traffic resulting in IRU operating leases and service agreements replacing data network service agreements.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased margin resulting from decreased revenue as described above in "Network Access Segment Revenues."  The adjusted EBITDA decrease is partially off-set by decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in consolidated selling, general and administrative expense in the third quarter of 2009 as compared to the third quarter of 2008 and a decrease in the 2008 segment margin upon which the allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 18% of third quarter of 2009 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Voice	$7,688	7,597	1%
Video	2,320	2,999	(23%)
Data	15,801	18,140	(13%)
Wireless	1,971	1,430	38%
Total Commercial segment revenue	$27,780	30,166	(8%)

Commercial segment Cost of Goods Sold represented 27% of third quarter of 2009 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Voice	$4,926	4,771	3%
Video	529	432	22%
Data	7,164	9,357	(23%)
Wireless	691	723	(4%)
Total Commercial segment Cost of Goods Sold	$13,310	15,283	(13%)

Commercial segment adjusted EBITDA, representing 12% of third quarter of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2009	2008	Change
Commercial segment adjusted EBITDA	$6,154	6,045	2%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	9,700	10,200	(5%)
Long-distance minutes carried (in millions)	30.6	33.3	(8%)
Local access lines in service on GCI facilities 2	19,000	17,900	6%
Total local access lines in service2	47,300	46,200	2%

Data:
Cable modem subscribers3	10,600	9,000	18%

Wireless:
Wireless lines in service4	10,100	6,900	46%

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

Commercial Segment Revenues
The decrease in video revenue is primarily due to a decrease in sales of cable advertising services due to the summer Olympics programming and state and federal political advertising in the third quarter of 2008.

The decrease in data revenue is primarily due to a $2.1 million or 22% decrease in managed services project revenue.

The increase in wireless revenue is primarily due to increased wireless subscribers.

Commercial Segment Cost of Goods Sold
The decrease in data Cost of Goods Sold is primarily due to an $1.9 million or 28% decrease in managed services project Cost of Goods Sold.

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to a decrease in the selling, general and administrative expense that was allocated to our Commercial segment largely due to a decrease in consolidated selling, general and administrative expense in the third quarter of 2009 as compared to the third quarter of 2008.  The adjusted EBITDA increase was partially off-set by a decrease in the third quarter of 2009 share-based compensation and non-cash contribution adjustments as compared to the third quarter of 2008.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 8%, 6% and 11% of third quarter of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 14% to $11.7 million in third quarter of 2009 as compared to third quarter of 2008. The increase is primarily due to increased data network lines purchased by our Rural Health customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 9% to $2.9 million primarily due to the increase in data network line costs.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 29% to $5.5 million in 2009 primarily due to an increase in the margin resulting from increased revenue as described above in "Managed Broadband Segment Revenues." The increase was partially offset by increased Cost of Goods Sold as described above in "Managed Broadband Segment Cost of Goods Sold" and an increase in selling, general and administrative that was allocated to our Managed Broadband segment primarily due to an increase in the 2008 segment margin upon which the allocation is based.  The increase in selling, general and administrative expense was partially off-set by a decrease in total consolidated selling, general and administrative expense .

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods sold and adjusted EBITDA represented 4%, 3% and 3% of third quarter of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Selected key performance indicators for our Regulated Operations segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	600	900	(33%)

Long-distance minutes carried (in millions)	0.3	0.4	(25%)
Total local access lines in service (all on GCI facilities)2	11,300	12,300	(8%)

1  A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2  A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues increased from $5.9 million in the third quarter of 2008 to $6.0 million in the third quarter of 2009.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $1.4 million in the third quarter of 2008 to $1.7 million in the third quarter of 2009.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA was $1.3 million during the third quarter of 2009 and the third quarter of 2008.

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 13% to $49.0 million in the third quarter of 2009 primarily due to the following:

•
A $4.0 million decrease in share-based compensation expense primarily due to the reversal of expense properly recognized in previous periods for certain performance-based stock options and restricted stock awards that are not expected to vest,

•	The absence of $1.8 million to terminate a management agreement that was paid in 2008 upon the acquisition of our non-controlling interest in Alaska DigiTel, and
•	The absence of a $960,000 contribution expense recognized upon the gift of an IRU to the University of Alaska that was recorded in the third quarter of 2008.

As a percentage of total revenues, selling, general and administrative expenses decreased to 33% in the third quarter of 2009 from 37% in the third quarter of 2008, primarily due to the decreases described above without a proportional decrease in revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 7% to $30.9 million in the third quarter of 2009. The increase is primarily due to our $322.3 million investment in equipment and facilities placed into service during 2008 for which a full year of depreciation will be recorded in 2009 and the $148.1 million investment in equipment and facilities placed into service during 2009 for which a partial year of depreciation will be recorded in 2009.  The increase is partially off-set by a $1.4 million depreciation charge in the third quarter of 2008 to change the estimated useful life of certain assets that were decommissioned at the end of 2008.

Other Expense, Net
Other expense, net of other income, decreased 5% to $13.1 million in the third quarter of 2009 primarily due to a $1.0 million decrease in interest expense to $13.1 million in the third quarter of 2009.  The interest expense decrease is due to a decrease in the LIBOR rate between the third quarter of 2008 and the third quarter of 2009 and the absence of a $519,000 loss that was recorded in the third quarter of 2008 relating to the fair value change on a derivative instrument.  These decreases were partially offset by a $990,000 decrease in capitalized interest to $181,000 due to decreased capital expenditures subject to interest capitalization.

Income Tax Expense
Income tax expense totaled $3.3 million and $1.5 million in the third quarters of 2009 and 2008, respectively. Our effective income tax rate decreased from 69% in 2008 to 43% in 2009 primarily due to a decrease in the permanent differences as compared to our net income before income tax expense in 2009 as compared to 2008 and the effect of non-deductible tax adjustments treated as discrete items in the third quarter.

At September 30, 2009, we have (1) tax net operating loss carryforwards of $185.1 million that will begin expiring primarily in 2019 if not utilized, and (2) alternative minimum tax credit carryforwards of $3.1 million available to offset regular income tax payable in future years.

We have recorded deferred tax assets of $75.9 million associated with income tax net operating losses that were generated from 1995 to 2009, and that expire from 2011 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 43% to 45% in the year ended December 31, 2009.

Nine Months Ended September 30, 2009 (“2009”) Compared to Nine Months Ended September 30, 2008 (“2008”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 5% from $428.8 million in 2008 to $448.3 million in 2009.  Revenue increases in our Consumer, Managed Broadband and Regulated Operations segments were partially off-set by decreased revenue in our Network Access and Commercial segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold decreased 6% from $154.2 million in 2008 to $145.4 million in 2009. Cost of Goods Sold decreases in our Commercial, Network Access and Managed Broadband segments were partially off-set by an increase in our Consumer and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 49% of 2009 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$39,390	35,560	11%
Video	82,114	77,556	6%
Data	36,654	31,227	17%
Wireless	60,981	45,638	34%
Total Consumer segment revenue	$219,139	189,981	15%

Consumer segment Cost of Goods Sold represented 50% of 2009 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$11,492	14,084	(18%)
Video	34,280	29,960	14%
Data	3,255	5,301	(39%)
Wireless	23,073	19,619	18%
Total Consumer segment Cost of Goods Sold	$72,100	68,964	5%

Consumer segment adjusted EBITDA, representing 43% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Consumer segment adjusted EBITDA	$64,304	43,952	46%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	85.9	96.8	(11%)

Video:
Average monthly gross revenue per subscriber1	$69.61	$66.58	5%

Wireless:
Average monthly gross revenue per subscriber2	$59.03	$56.37	5%

1 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of the period.
2 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2009 and 2008.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $3.5 million or 108% increase in recognized support from the USAC and an increase in monthly recurring local service fee revenue.  The increase in USAC support is primarily due to the following:

•
An FCC order issued in March 2009, the result of which provided uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize in the first quarter 2009 $674,000 in additional USAC support for services provided from August 2008 to December 2008 that is included in the revenue increase discussed above,

•
Beginning in the third quarter of 2008 we recorded a decrease in recognized support from the USAC primarily due to a change in our revenue accrual estimation to more precisely consider changes in FCC reimbursement and to consider uncertainties we believed may impact the amount of reimbursement we receive. The issuance of the March 2009 FCC order discussed above allowed us to discontinue recording a reserve against our USAC support revenue and, therefore, no such decrease was recognized in the third quarter of 2009, and

•	Increased local subscribers including increases in locations that qualify for higher support rates.

The increase in monthly recurring local service fee revenue is due to increased subscribers.  The increase in voice revenue was partially offset by decreased long-distance billable minutes carried.

The increase in video revenue is primarily due to the following:

•
A 5% increase in programming services revenue to $65.2 million in 2009 primarily resulting from an increase in digital programming tier subscribers in 2009 and a rate increase on certain cable service offerings beginning in August 2009, and

•	A 13% increase in equipment rental revenue to $16.0 million in 2009 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 18% increase in cable modem revenue to $31.6 million due to increased subscribers and their selection of more value-added features.

The increase in wireless revenue is primarily due to the following:

•	An $8.9 million or 144% increase in recognized support from the USAC primarily due to the following:
o	Increased wireless subscribers in areas that receive USAC support,
o
Recognition of $3.1 million to be received from the USAC for interstate common line support for a new local access area for which we received ETC status in May 2009 of which $1.7 million was related to services provided during the year ended December 31, 2008.  Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed,

o
Recognition of $1.1 million upon a change in our estimate of support to be received from the USAC for interstate common line support of which $593,000 and $77,000 were related to the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  We accrue estimated program revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate, and

o
The FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $810,000 in additional USAC support from August 2008 to December 2008 in 2009 that is included in the revenue increase discussed above.

•	An increase in the number of wireless subscribers.

The increase in wireless revenue was partially off-set by receipt of $2.8 million in July 2008 from the USAC for retroactive interstate common line support at Alaska DigiTel for which revenue was recognized in 2008.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services DLPS lines on our own facilities during the last three months of 2008 and first nine months of 2009 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, an increase in digital programming tier subscribers, and the recognition of a $594,000 liability to settle a billing issue with a cable programmer.

The decrease in data Cost of Goods Sold is primarily due to the transition of traffic to our own facilities from leased facilities and the addition of more peering partners for Internet traffic.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and the inclusion of premium wireless handsets which have higher costs in certain promotions offered in the third quarter of 2009.  The increase was partially off-set by decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased margin resulting from increased revenue as described above in "Consumer Segment Revenues."  The increased margin was partially offset by increased Cost of Goods Sold as described above in "Consumer Segment Cost of Goods Sold" and an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2008 segment margin upon which the allocation is based and an increase in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network access segment revenue represented 21% of 2009 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$39,975	64,826	(38%)
Data	48,903	52,975	(8%)
Wireless	5,704	2,042	179%
Total Network Access segment revenue	$94,582	119,843	(21%)

Network Access segment Cost of Goods Sold represented 14% of 2009 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$12,947	22,096	(41%)
Data	7,004	8,979	(22%)
Wireless	825	1,210	(32%)
Total Network Access segment Cost of Goods Sold	$20,776	32,285	(36%)

Network Access segment adjusted EBITDA, representing 32% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Network Access segment adjusted EBITDA	$46,674	59,682	(22%)

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	640.6	896.6	(29%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2009 and 2008.

Network Access Segment Revenues
The decrease in voice revenue is due in part to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part I – Item II – Management's Discussion and Analysis of Financial Condition and Results of Operations – Voice Services and Products – Long Distance."  The voice revenue decrease also resulted from a decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% interstate rate decrease mandated by federal law.  Voice revenue continues to decline as expected due to increased competition in the Network Access business.  The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.

The decrease in data revenue is primarily due to a change in the composition of traffic resulting in IRU operating leases and service agreements replacing data network service agreements.

The increase in wireless revenue is primarily due to increased roaming revenue in 2009 primarily due to the construction of our state-wide GSM network starting in 2008 and the 2008 expansion of our CDMA network.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried and the movement of more traffic onto our network in lieu of carrying traffic on third party networks.

The decrease in data Cost of Goods Sold is primarily due to a change in the composition of traffic resulting in IRU operating leases and service agreements replacing data network service agreements and a $585,000 favorable adjustment resulting from a refund of fiber repair costs.  The fiber repair costs were originally recognized in the first quarter of 2008.  Due to the uncertainty surrounding the refund of the fiber repair costs, we deferred recognition until collection of the refund was reasonably assured.

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

Commercial Segment Overview
Commercial segment revenue represented 19% of 2009 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$23,373	22,091	6%
Video	6,591	6,968	(5%)
Data	47,725	50,933	(6%)
Wireless	4,994	4,209	19%
Total Commercial segment revenue	$82,683	84,201	(2%)

Commercial segment Cost of Goods Sold represented 27% of 2009 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$14,393	14,509	(1%)
Video	1,532	1,202	27%
Data	21,425	24,418	(12%)
Wireless	2,292	3,137	(27%)
Total Commercial segment Cost of Goods Sold	$39,642	43,266	(8%)

Commercial segment adjusted EBITDA, representing 12% of 2009 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Commercial segment adjusted EBITDA	$17,047	16,066	6%

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	94.5	99.1	(5%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarter of 2009 and for the second quarter of 2008.

Commercial Segment Revenues
The increase in voice revenue is primarily due to increased local access lines in service and a $1.1 million or 144% increase in recognized support from the USAC primarily due to increased local subscribers and the FCC order issued in March 2009, the result of which provides uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions retroactive to August 2008.  The issuance of this order allowed us to recognize $386,000 in additional USAC support from August 2008 to December 2008 in 2009 that is included in the revenue increase discussed above.  The increase in voice revenue was partially off-set by decreased long-distance subscribers and decreased voice minutes carried.

The decrease in data revenue is primarily due to a $3.6 million or 16% decrease in managed services project revenue partially off-set by an $1.0 million or 8% increase in Internet revenue primarily due to an increase in cable modem subscribers.

Commercial Segment Cost of Goods Sold
The decrease in data Cost of Goods Sold is primarily due to a $2.8 million or 14% decrease in managed services project Cost of Goods Sold.

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

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to increased margin resulting from decreased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.”

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 7%, 5% and 10% of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 24% to $33.3 million in 2009 as compared to 2008. The increase is primarily due to increased circuits purchased by our Rural Health customers and a $5.8 million increase from our acquisition of Unicom effective June 1, 2008.  The increase is partially off-set by a $753,000 or 8% decrease in School Access revenue primarily due to the decision to temporarily stop revenue recognition for services provided to a certain continuing customer pending resolution of certain issues and a $678,000 or 58% decrease in product sales revenue.  Product sales revenue can vary depending upon activity.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold decreased from $8.0 million in 2008 to $7.9 million in 2009 primarily due to the decrease in costs associated with product sales partially off-set by an increase in costs associated with the increased revenue.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 50% to $14.8 million in 2009 primarily due to an increase in the margin resulting from increased revenue as described above in "Managed Broadband Segment Revenues."

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and adjusted EBITDA represented 4%, 3% and 3% of 2009 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively. The Regulated Operations segment includes voice, data and wireless services.

Selected key performance indicators for our Regulated Operations segment follow:

	September 30,		Percentage
	2009	2008	Change
Voice:
Long-distance minutes carried (in millions)	0.9	0.5	95%

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2009 and 2008.

Regulated Operations Segment Revenues
Regulated Operations segment revenues increased from $7.8 million in 2008 to $18.6 million in 2009 primarily due to our acquisition of UUI effective June 1, 2008.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $1.7 million in 2008 to $4.9 million in 2009 primarily due to our acquisition of UUI effective June 1, 2008.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA was $5.2 million in 2009 and $1.7 in 2008.

See note 6 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4% to $157.4 million in 2009 primarily due to the following:

•	A $6.2 million increase in labor costs,
•	$4.1 million in additional expense resulting from our June 1, 2008, acquisition of UUI and Unicom,
•	$1.2 million in additional expense incurred in 2009 for the conversion of our customers' wireless phones to our facilities, and
•	A $1.2 million increase in our company-wide success sharing bonus accrual in 2009.

The increases were partially off-set by a $3.7 million decrease in share-based compensation expense primarily due to the reversal of expense properly recognized in previous periods for certain performance-based stock options and restricted stock awards that are not expected to vest and the absence of $1.8 million to terminate a management agreement that was paid in 2008 upon the acquisition of our non-controlling interest in Alaska Digitel.

As a percentage of total revenues, selling, general and administrative expenses are 35% in 2009 and 2008.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 11% to $92.8 million in 2009. The increase is primarily due to our $322.3 million investment in equipment and facilities placed into service during 2008 for which a full year of depreciation will be recorded in 2009 and the $148.1 million investment in equipment and facilities placed into service during 2009 for which a partial year of depreciation will be recorded in 2009.  The increase is partially off-set by a $9.9 million depreciation charge in 2008 to change the estimated useful life of certain assets that were decommissioned at the end of 2008.

Other Expense, Net
Other expense, net of other income, increased 15% to $39.0 million in 2009 primarily due to a $4.2 million increase in interest expense to $39.0 million in 2009 due to the following:

•	$2.8 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008, and
•
A $1.3 million increase in interest expense on our Senior Credit Facility to $12.8 million resulting from additional debt from the Additional Incremental Term Loan agreement beginning in May 2008 and the increased interest rate on our Senior Credit Facility beginning in May 2008.  This increase is partially off-set by a $2.5 million decrease in capitalized interest to $510,000 in 2009 due to decreased capital expenditures subject to interest capitalization in 2009 and a decrease in the LIBOR rate between 2008 and 2009.

The interest expense increase is partially off-set by the absence of a $519,000 loss that was recorded in 2008 relating to the fair value change on a derivative instrument and a $615,000 decrease in loan and senior note fees due to the 2008 modification of our Senior Credit Facility resulting in $1.2 million of other third party costs and bank fees.

Income Tax Expense
Income tax expense totaled $6.5 million and $4.8 million in 2009 and 2008, respectively. Our effective income tax rate decreased from 82% in 2008 to 47% in 2009 primarily due to a decrease in the permanent differences as compared to our net income before income tax expense in 2009 as compared to 2008 and the effect of non-deductible tax adjustments treated as discrete items in 2009.

Multiple System Operator Operating Statistics
Our operating statistics include customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At September 30, 2009 and 2008 we had 133,000 and 131,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary digital video, high-speed data, and telephony customers, not counting additional outlets. At September 30, 2009 and 2008 we had 339,000 and 322,100 revenue generating units, respectively.

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

Global capital and credit markets have experienced increased volatility and disruption. Despite this volatility and disruption, we continue to have full access to our Senior Credit Facility.  Although there can be no assurances in these difficult economic times that financial institutions will continue to provide financing, we believe that the lenders participating in our credit facilities will be willing and able to provide financing to us in accordance with their legal obligations under our credit facilities. While our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the decline in the global financial markets may negatively impact our ability to access the capital markets in a timely manner and on attractive terms, which may have a negative impact on our ability to grow our business.

We monitor the third-party depository institutions that hold our cash and cash equivalents on a daily basis. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008, are summarized as follows:

	2009	2008
Operating activities	$67,252	132,736
Investing activities	(95,302)	(242,285)
Financing activities	20,649	128,883
Net increase (decrease) in cash and cash equivalents	$(7,401)	19,334

Operating Activities
The decrease in cash flows provided by operating activities is due primarily to the absence of cash received up-front for IRU operating leases and service agreement in 2009 compared to 2008, a $15.0 million contractually required payment in 2009, and an increase in cash payments to reduce accounts payable and accrued payroll liabilities that was partially offset by an increase in depreciation and amortization expense for 2009 compared to 2008.

Investing Activities
The decrease in cash flows used for investing activities is due primarily to a decrease in spending for property and equipment, including construction in progress in 2009 and the absence of any business acquisitions in 2009 compared to 2008.

Capital Expenditures
Our expenditures for property and equipment, including construction in progress, totaled $85.6 million and $288.5 million during the nine months ended September 30, 2009 and 2008, respectively. The 2009 expenditures do not include $12.1 million for additions of property and equipment that had been accrued at December 31, 2008 and paid for during the nine months ended September 30, 2009 net of $3.6 million of additions of property and equipment that were accrued as of September 30, 2009.  The 2008 expenditures include additions of $21.4 million for property and equipment that are accrued at September 30, 2008 net of $6.1 million that had been accrued at December 31, 2007 and paid for during the nine months ended September 30, 2008.  Our capital expenditure requirements in excess of approximately $25.0 million per year are largely success driven and are a result of the progress we are making in the marketplace. We expect our 2009 expenditures for property and equipment for our core operations, including construction in progress to total $115.0 million to $120.0 million, depending on available opportunities and the amount of cash flow we generate during 2009.

Alaska Wireless Contingent Payment
On July 1, 2008 we completed the acquisition of all of the ownership interests in Alaska Wireless.  We made an initial payment on the acquisition date and we expect to make an additional payment of approximately $6.2 million in 2010 that is contingent on the achievement of certain financial conditions.

Financing Activities
The decrease in cash flows provided by financing activities is due primarily to reduced borrowing on our Senior Credit Facility in 2009.

Senior Notes and Senior Credit Facility
At September 30, 2009, we were in compliance with all our Senior Notes and Senior Credit Facility loan covenants.

On November 3, 2009, we closed on the issuance of $425.0 million of new 8 ⅝% Senior Notes due in 2019 at a price of 99.17% to be issued by our wholly-owned subsidiary, GCI, Inc.  The net proceeds of the offering will be used to retire our existing senior secured credit facility indebtedness and for general corporate purposes.

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

Those policies considered to be critical accounting policies for the nine months ended September 30, 2009 are the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2008 annual report on Form 10-K.

During the third quarter of 2009, we changed the date of our annual impairment test from the last day of the fiscal year to the last day of the tenth month of the fiscal year.  As we have grown, it has become increasingly difficult to complete the various impairment analyses in a timely manner, therefore, we believe the change in accounting principle related to the annual testing date is preferable as it provides us additional time to complete the impairment test and report the results of that test in our annual filing on Form 10-K.  We believe that the proposed change to the annual testing date will not delay, accelerate or avoid an impairment charge.  We believe that this change in accounting principle is preferable under the circumstances and will not result in adjustments to our financial statements when applied retrospectively.  The annual impairment test was last performed as of December 31, 2008 and will be performed again as of October 31, 2009, therefore, less than 12 months will have elapsed since our last impairment test.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, share-based compensation expense, and financial instruments require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these and other matters are among topics currently under reexamination by accounting standards setters and regulators. No specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, although outcomes cannot be predicted with confidence. A complete discussion of our significant accounting policies can be found in note 1 included in Part II of our December 31, 2008 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes. We do not hold derivatives for trading purposes.

Our Senior Credit Facility carries interest rate risk. Amounts borrowed under this agreement bear interest at LIBOR plus 4.25% or less depending upon our Total Leverage Ratio (as defined). Should the LIBOR rate change, our interest expense will increase or decrease accordingly. In July 2008, we entered into an interest rate cap agreement with a two year term to limit the LIBOR rate on $180.0 million of variable interest rate debt to 4.5%.  The agreement is being accounted for as a derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities."  As of September 30, 2009, we have borrowed $387.9 million subject to interest rate risk. On this amount, each 1% increase in the LIBOR interest rate would result in $3.9 million of additional gross interest cost on an annualized basis.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined below) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), we identified material weaknesses in our "internal control over financial reporting" (as defined in Item 4(b) below).  Because of these material weaknesses, which are in the process of being remediated as described below under “Changes in Internal Control over Financial Reporting” (Item 4(b)), our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009, which is the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting

Our entity-level control related to the selection and application of accounting policies in accordance with U.S. GAAP was not designed to include policies and procedures to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance. This led to ineffective procedures for recording depreciation expense that were identified in the second quarter of 2008, which caused material errors in interim financial reporting which were corrected through the restatement of our 2007 interim financial information.  Although we began to remediate this material weakness in June 2008, by expanding our accounting policy documentation, we have not had sufficient time to fully implement the control changes necessary to ensure that a misstatement of interim or annual financial reporting does not occur. We continued to work towards remediation of this deficiency during the nine months ended September 30, 2009, and will continue to remediate this deficiency during the remainder of 2009 by implementing policies and procedures to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance.

The internal control over financial reporting at Alaska DigiTel did not include i) activities adequate to timely identify changes in financial reporting risks, ii) activities adequate to monitor the continued effectiveness of controls, and iii) staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements were selected and applied. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. These control deficiencies in our Alaska DigiTel business represented material weaknesses in our internal control over financial reporting and led to the failure to timely identify and respond to triggering events which necessitated a change in useful life of depreciable assets to ensure reporting in accordance with U.S. GAAP. These material weaknesses led to errors in our interim financial reporting which were corrected through the restatement of our interim financial information for the

March 31 and June 30, 2008 quarterly periods. We made progress towards remediation with the acquisition of the Alaska DigiTel minority interest on August 18, 2008, which gave us 100% ownership and control over this subsidiary.  During the fourth quarter of 2008 we made progress towards integrating Alaska DigiTel into our financial reporting process by replacing the accounting management with GCI accounting management.  During the first quarter of 2009 we integrated Alaska DigiTel’s general ledger into our general ledger system.  During the nine months ended September 30, 3009, we have been integrating Alaska DigiTel’s accounting processes into our internal control over financial reporting and will continue this integration during the remainder of 2009.  Additionally, Alaska DigiTel will become subject to the improvements we anticipate due to the fourth quarter 2008 expansion of our accounting policy documentation and the 2009 implementation of a procedure to periodically review our accounting policies to ensure ongoing U.S. GAAP compliance.  Although we have taken the steps noted above to remediate this material weakness, we have not had sufficient time to fully implement the control changes necessary to ensure that a misstatement of interim or annual financial reporting does not occur.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. In addition, the FCC's Office of Inspector General has initiated an investigation of our compliance with program rules and requirements under certain USF programs.  The request covers the period beginning January 1, 2004 through August 31, 2008, and relates to amounts received by Alaska DigiTel and its affiliates during that period.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently dissolved in April 2009.  Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007.  This request has not had a material impact on our statement of operations, financial position or cash flows but given the preliminary nature of this request we are unable to assess the ultimate resolution of this matter.

Item 6. Exhibits

Exhibit No.	Description
10.161	First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated February 15, 2008 #
10.162	Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated April 9, 2008 #
10.163	Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #
10.164	Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #
10.165	Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 30, 2008 #
10.166	Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 31, 2008 #
10.167	Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 6, 2008 #
10.168	Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 8, 2009 #
10.169
Fifteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated May 5, 2009 #

18.1	Letter regarding change in accounting principle
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer, Secretary and Treasurer

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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 6, 2009
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	November 6, 2009
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer	November 6, 2009
Lynda L. Tarbath	(Principal Accounting Officer)