Form 10-K/A
period 2009-12-31
GENERAL COMMUNICATION INC
filed 2010-04-28
CIK 808461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 0-15279

GENERAL COMMUNICATION, INC.

(Exact name of registrant as specified in its charter)

State of Alaska	92-0072737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2550 Denali Street

Suite 1000

Anchorage, Alaska	99503
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (907) 868-5600

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A common stock	Class B common stock
(Title of class)	(Title of class)

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2009 was approximately $193.4 million.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2010, was:

Class A common stock — 51,588,467 shares; and

Class B common stock — 3,185,284 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant through this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Form 10-K for the year ended December 31, 2009 (“Annual Report”) files Part III of that Annual Report relating to registrant’s definitive proxy statement for its 2010 annual meeting of shareholders, and makes that filing of such information within 120 days following the end of registrant’s fiscal year ended December 31, 2009.

Explanatory Note

General Communication, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as “Company,” “we,” “us” or “our”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed on March 12, 2010 (“Original Filling”).

The purpose of this Amendment is to provide the information required by Part III of Form 10-K.  This Amendment amends and restates in their entirety only the cover page, Part III, the Exhibit Index, and Exhibits 31.1 and 31.2.  This Amendment does not affect any other parts of, or exhibits to, the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Filing, including amendments to those filings, if any.

GENERAL COMMUNICATION, INC.

2009 ANNUAL REPORT ON FORM 10-K/A

SIGNATURES

This Amendment is for the year-ended December 31, 2009. This Amendment, along with our annual report for the year ended December 31, 2009 (“Annual Report”), modifies and supersedes documents filed prior to the Annual Report, as amended. The SEC allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of our Annual Report.  However, we have chosen to file Part III of the Annual Report through Form 10-K/A.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

FORM 10-K/A

FOR GENERAL COMMUNICATION, INC.

FOR YEAR-ENDED DECEMBER 31, 2009

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification

As of the December 31, 2009, our board consisted of eight director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board’s first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of the December 31, 2009.

Name	Age	Position

Stephen M. Brett(1)	69	Chairman, Director

Ronald A. Duncan(1)	57	President, Chief Executive Officer and Director

John M. Lowber	60	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer

G. Wilson Hughes	64	Executive Vice President and General Manager

William C. Behnke	52	Senior Vice President

Natalie W. Blaylock	46	Vice President — General Manager, Network Access Services

Gina R. Borland	46	Vice President, Product Management — Voice and Messaging

Martin E. Cary	45	Vice President — General Manager, Managed Broadband Services

Gregory F. Chapados	52	Senior Vice President

Richard P. Dowling	66	Senior Vice President

Paul E. Landes	51	Vice President and General Manager, Consumer Services

Terry J. Nidiffer	59	Vice President, Product Management — Data and Entertainment

Gregory W. Pearce	46	Vice President and General Manager, Commercial Services

Dana L. Tindall	48	Senior Vice President

Name	Age	Position

Richard D. Westlund(2)	66	Senior Vice President

Jerry A. Edgerton(1)	67	Director

Scott M. Fisher(1)	43	Director

William P. Glasgow(1)	51	Director

Mark W. Kroloff(1)	52	Director

Stephen R. Mooney(1)	50	Director

James M. Schneider(1)	57	Director

(1)                                  The present classification of our board is as follows: (1) Class I — Messrs. Edgerton and Kroloff, whose present terms expire at the time of our 2011 annual meeting; (2) Class II — Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our 2012 annual meeting; and (3) Class III — Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of out 2010 annual meeting.

(2)                                  Mr. Westlund retired from, and was no longer a full-time officer of, the Company as of December 31, 2009.   However, he was a part-time employee of the Company as of that date.

We believe the specific experiences, qualifications and skills of each of our directors as set forth below provide us with a board equipped to direct us through an ever challenging course in several segments of the telecommunication business in which we are involved.  These attributes include experience in entrepreneurial, cable service, telecommunication, technological and financial aspects of companies similar to, as well as much larger than, us.

Stephen M. Brett.  Mr. Brett has served as Chairman of our board since June 2005 and as a director on our board since January 2001.  He has been of counsel to Sherman and Howard, a law firm, since January 2001.  He was Senior Executive Vice President for AT&T Broadband from March 1999 to April 2000.  His present term as a director on our board expires at the time of our 2012 annual meeting.

Ronald A. Duncan.  Mr. Duncan is a co-founder of the Company and has served as a director on our board since 1979.  Mr. Duncan has served as our President and Chief Executive Officer since January 1989.  His present term as director on the board expires at the time of our 2012 annual meeting.

John M. Lowber.  Mr. Lowber has served as our Chief Financial Officer since January 1987, as our Secretary and Treasurer since July 1988 and as one of our Senior Vice Presidents since December 1989.

G. Wilson Hughes.  Mr. Hughes has served as our Executive Vice President and General Manager since June 1991.

William C. Behnke.  Mr. Behnke has served as one of our Senior Vice Presidents since January 2001.  Prior to that, he served as our Senior Vice President — Marketing and Sales from January 1994.

Natalie W. Blaylock.  Ms. Blaylock has served as our Vice President — General Manager, Network Access Services since April 2009.  Prior to that, she served as our Vice President, Roaming Services from July 2008 and was a consultant in a comparable role through Strong-Bridge Consultants from April 2008 through June 2008.  Prior to joining us, Ms. Blaylock was Vice President, Revenue for Sea Mobile (a Seattle, Washington business) from February 2006 to April 2008.  The bulk of her telecommunications career took place with T-Mobile and its predecessors (Voice Stream, Western Wireless and Pacific Northwest Cellular).  She worked in various information technology, revenue assurance and product development roles from August 1992 through December 2005.

Gina R. Borland.  Ms. Borland has served as our Vice President, Product Management — Voice and Messaging since September 2005.  Prior to that, she served as our Vice President-General Manager, Local Services beginning in January 2001.  Prior to that, she was a member of our Corporate Development Department serving in various capacities generally involving business development from September 1996 through December 2000.

Martin E. Cary.  Mr. Cary has served as our Vice President — General Manager, Managed Broadband Services since September 2004.  Prior to that he served as our Vice President — Broadband Services from June 1999 to September 2004.

Gregory F. Chapados.  Mr. Chapados has served as one of our Senior Vice Presidents since June 2006.  Prior to that he was the Managing Director of Integrated Strategies Initiatives LLC from August 2004 to May 2006.  Integrated Strategies was at the time a boutique investment bank serving middle-market companies in defense and other areas of federal contracting.  Prior to that Mr. Chapados was a Managing Director at the investment bank, Hoak Breedlove Wesneski & Co. from February 1995 to July 2004.

Richard P. Dowling.  Mr. Dowling has served as one of our Senior Vice Presidents since December 1990.

Paul E. Landes.  Mr. Landes has served as our Vice President and General Manager, Consumer Services since September 2005.  Prior to that, he served as our Vice President — Marketing and Sales, and Chief Marketing Officer beginning in 2002.  Prior to that, he was our Vice President — Marketing from 1999 to 2002.

Terry J. Nidiffer.  Mr. Nidiffer has served as our Vice President, Product Management — Data and Entertainment since September 2005.  Prior to that, he served as our Vice President — General Manager, Internet Services beginning in February 2000.

Gregory W. Pearce.  Mr. Pearce has served as our Vice President and General Manager, Commercial Services since September 2005.  Prior to that, he served as our Vice President /Director of Long Distance Products beginning in January 1998.

Dana L. Tindall.  Ms. Tindall has served as one of our Senior Vice Presidents since January 1994.

Richard D. Westlund.  Mr. Westlund served as one of our Senior Vice Presidents from April 2009 to December 31, 2009.  Prior to that, he was our Senior Vice President and General Manager, Network Access Services beginning in September 2005.  Prior to that, he was our Vice President-General Manager, Long Distance and Wholesale Services beginning in January 2001.

Jerry A. Edgerton.  Mr. Edgerton has served as a director on our board since June 2004.  Since July 2009, he has been President of Government Markets for Core 180, a network integrator for large governmental and commercial customers.  From November 2007 to May 2009, he was Chief Executive Officer for Command Information, Inc., a next generation internet service company.  From April 2007 to October 2007, Mr. Edgerton was an advisor on matters affecting the telecommunications industry as well as the U.S. government.  Prior to that from January 2006 to April 2007, he was Group President of Verizon Federal.  Prior to that, he had since November 1996 served as Senior Vice President — Government Markets for MCI Communications Corporation, an affiliate of MCI, which was later acquired by Verizon Communications, Inc. (collectively with its subsidiaries, “Verizon”).  His present term as a director on our board expires at the time of our 2011 annual meeting.

Scott M. Fisher.  Mr. Fisher has served on our board since December 2005.  From 1998 to the present, he has been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado.  During that time, Fisher Capital owned and operated Peak Cablevision, a multiple system cable television operator with approximately 120,000 subscribers.  At Peak Cablevision, Mr. Fisher was responsible for television programming and corporate development.  From June 1990 to April 1998, he was Vice President at The Bank of New York and BNY Capital Resources Corporation, an affiliate of The Bank of New York, where he worked in the corporate lending and commercial leasing departments.  Mr. Fisher serves on the advisory boards of several private companies.  His present term as director on our board expires at the time of our 2010 annual meeting.

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

Mark W. Kroloff.  Mr. Kroloff has served as a director on our board since February 2009.  Since January 2010, he has been a principal at First Alaskan Capital Partners, an investment firm.  From May 2005 to December 2009, he was Senior Executive Vice President and Chief Operating Officer of Arctic Slope Regional Corporation (“ASRC”), one of several corporations formed under Alaska corporate law and pursuant to the federal Alaska Native Claims Settlement Act of 1971, as amended.  From 2001 to April 2005, Mr. Kroloff was Chief Operating Officer of Cook Inlet Region, Inc., also one of those corporations formed pursuant to that federal act.  Prior to that, from 1989 to 2001 he was Vice President and General Counsel of Cook Inlet Region, Inc.  Mr. Kroloff’s present term as a director on our board expires at the time of our 2011 annual meeting.

Stephen R. Mooney.  Mr. Mooney has served as a director on our board since January 1999.  He has been a Managing Director with the McLean Group, LLC, a national financial advisory services firm based in Washington, D.C. since April 2010.  From February 2008 to November 2009, Mr. Mooney was Vice President, Business Development for Affiliated Computer Services, Inc., a global information technology and business process outsourcing company.  From October 2007 to January 2008, he was a consultant with Allied Capital Corp., a business development company specializing in private finance and development.  From January 2006 to September 2007, he was Executive Director, Business Development of VerizonBusiness, a unit of Verizon.  Prior to that, he was Vice President, Corporate Development and Treasury Services at MCI beginning in 2002.  From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc.  His present term as a director on our board expires at the time of our 2012 annual meeting.

James M. Schneider.  Mr. Schneider has served as a director on our board since July 1994.  He has been Chairman of Frontier Bancshares, Inc. since February 2007.  Prior to that, Mr. Schneider had been Senior Vice President and Chief Financial Officer for Dell, Inc. from March 2000 to February 2007.  Prior to that, he was Senior Vice President — Finance for Dell Computer Corporation from September 1998 to March 2000.  He presently serves on the board of directors of, and is a member of the audit committee of, GAP, Inc.  He also serves on the board of, and is a member of, the audit and management development and compensation committees of, Lockheed Martin Corporation.   His present term as a director on our board expires at the time of our 2010 annual meeting.

Litigation and Regulatory Matters

We were, as of December 31, 2009, involved in several administrative and civil action matters primarily related to our telecommunications markets in Alaska and the remaining 49 states and other regulatory matters.  These actions are discussed elsewhere in our Annual Report.  However, as of that date, our board was unaware of any legal proceedings in which one or more of our directors, officers, affiliates or owners of record or beneficially of more than 5% of any class of our voting securities, or any associates of the previously listed persons were parties adverse to us or any of our subsidiaries.  Furthermore, as of that date, our board was unaware of any events occurring during the past five years materially adverse to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2009, one of our directors (Mr. Mooney) inadvertently failed to file with the SEC a Form 4 (Change in Beneficial Ownership Report) on a timely basis as required under Section 16(a) of the Securities Exchange Act of 1934.  That is, he failed to file Form 4 on the due date of December 7, 2009, but the filing was made on December 8, 2009.

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

No Change in Nominating Procedures

There were no changes made during 2009 to the procedures by which our shareholders may recommend nominees to our board.

Audit Committee, Audit Committee Financial Expert

Our Audit Committee is composed of Messrs. Glasgow, Mooney, and Schneider.   All of the members of the committee are considered by our board to be Independent Directors as defined elsewhere in this report.  See within item 13 of this report, “Director Independence.”  In addition, they are all considered by our board to be audit committee financial experts (“Audit Committee Financial Experts”).

Our Audit Committee is governed by, and carries out its responsibilities under, the Audit Committee Charter, as adopted and amended from time to time by our board (“Audit Committee Charter”).  The charter sets forth the purpose of the Audit Committee and its membership prerequisites, operating principles, relationship with our principal accountant (“External Accountant”) and primary responsibilities.  A copy of our Audit Committee Charter is available to our shareholders on our internet website: www.gci.com (click on “About GCI,” then click on “Corporate Governance,” and then click on “Audit Committee Charter”).

The Nasdaq corporate governance listing standards require that at least one member of our Audit Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or comparable experience or background which results in the individual’s “financial sophistication.”  This financial sophistication may derive from the person being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  Our board believes that Messrs. Glasgow, Mooney and Schneider are Audit Committee Financial Experts and also meet the Nasdaq requirements for financial sophistication.  Our board further believes these individuals are Independent Directors.

Under the SEC’s rules, an Audit Committee Financial Expert is defined as a person who has all of the following attributes:

•                                          Understanding of accounting principles generally accepted in the United States of America (“GAAP”) and financial statements.

•                                          Ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves.

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

Our Audit Committee acts on behalf of our board and generally carries out specific duties including the following, all of which are described in detail in our Audit Committee Charter:

•                                          Principal Accountant Selection, Qualification — Is directly responsible for appointment, compensation, retention, oversight, qualifications and independence of our External Accountant.

•                                          Financial Statements — Assists in our board’s oversight of integrity of the Company financial statements.

•                                          Financial Reports, Internal Control — Is directly responsible for oversight of the audit by our External Accountant of our financial reports and reports on internal control.

•                                          Annual Reports — Prepares reports required to be included in our annual proxy statement.

•                                          Complaints — Receives and responds to certain complaints relating to internal accounting controls, and auditing matters, confidential, anonymous submissions by our employees regarding questionable accounting or auditing matters, and certain alleged illegal acts or behavior-related conduct in violation of our Ethics Code.  See within this item 10, “Code of Business Conduct and Ethics.”

•                                          Principal Accountant Disagreements — Resolves disagreements, if any, between our External Accountant and us regarding financial reporting.

•                                          Non-Audit Services — Reviews and pre-approves any non-audit services (audit-related, tax and other non-audit services) offered to us by our External Accountant (“Non-Audit Services”).

•                                          Attorney Reports — Addresses certain attorney reports, if any, relating to violation of securities law or fiduciary duty by one of our officers, directors, employees or agents.

•                                          Related Party Transactions — Reviews certain related party transactions as described elsewhere in this report.  See within item 13 of this report, “Certain Transactions.”

•                                          Other — Carries out other assignments as designated by our board.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

Compensation of our executive officers and directors during 2009 was subject to processes and procedures carried out through our Compensation Committee (“Compensation Program”).  This compensation discussion and analysis (“Compensation Discussion and Analysis”) addresses the material elements of our Compensation Program as applied to our chief executive officer, our chief financial officer, and to each of our three other most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers as of December 31, 2009.  All five of these officers are identified in the Summary Compensation Table (“Named Executive Officers”).  See within this item 11, “Executive Compensation:  Summary Compensation Table.”

Both the Compensation Committee and the Company believe that the compensation paid to the Named Executive Officers under our Compensation Program is fair, reasonable, competitive and consistent with our Compensation Principles.

Compensation Committee

Our Compensation Committee is composed of Messrs. Brett, Edgerton, Fisher, Glasgow, Kroloff, Mooney, and Schneider.  All of the members of the committee are considered by our board to be Independent Directors.

Our board had not as of December 31, 2009 adopted a charter for the Compensation Committee.  However, consideration and determination of compensation of our executive officers and directors during 2009 was subject to our Compensation Program, the aspects of which are described elsewhere in this report.  See within this item 11, “Compensation Discussion and Analysis — Process.”

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

•                                          Monitor the effect of ongoing events on, and the effectiveness of, existing compensation policies, goals, and plans —

•                                          Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

•                                          Report from time to time, its findings to our board.

•                                          Administer our Amended and Restated 1986 Stock Option Plan (“Stock Option Plan”) and approve grants of options and awards pursuant to the plan.

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

•                                          Paying close attention to salary, bonuses, individual insurance and health benefits, perquisites, special benefits to specific executive officers, and other retirement benefits.

•                                          Establish the overall cap on executive compensation and the measure of performance for executive officers, either by predetermined measurement or by a subjective evaluation.

•                                          Strive to make our compensation plans simple, fair, and structured so as to maximize shareholder value.

In carrying out its duties, our Compensation Committee may accept for review and inclusion in its annual review with our board, recommendations from our chief executive officer as to expected performance and compensation of, and the criteria on which compensation is based for, executive officers other than the chief executive officer.  However, our Compensation Committee, in being established as a committee of the board under our Bylaws, was not specifically authorized to delegate any of its duties to another person.  Our Compensation Committee has in the past retained and made use of compensation consultants in determining or recommending the amount or form of executive compensation as further discussed elsewhere in this report.  See within this item 11, “Compensation Discussion and Analysis — Process.”

Principles of the Compensation Program

Our Compensation Program is based upon the following principles (“Compensation Principles”):

•                                          Compensation is related to performance and must cause alignment of interests of executive officers with the long term interests of our shareholders.

•                                          Compensation targets must take into consideration competitive market conditions and provide incentives for superior performance by the Company.

•                                          Actual compensation must take into consideration the Company’s and the executive officer’s performance over the prior year and the long term, and the Company’s resources.

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

In October 2005, our Compensation Committee selected, retained and commenced a process of working with an outside compensation consultant (Towers Perrin, which subsequently merged with another entity and became Towers Watson, “Compensation Consultant”).  The Compensation Consultant reported directly to our Compensation Committee and assisted the committee in evaluating and analyzing the Compensation Program, its principles and objectives, and in evaluating and analyzing the specific compensation element recommendations presented by our chief executive officer.  The Compensation Consultant has, at the request of the Compensation Committee, subsequently reviewed and consulted with the committee in 2009 regarding those initial and subsequent evaluations in light of changing market conditions and compensation of executive officers of businesses similar to that of the Company.

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

The Compensation Committee will during 2010 perform a review of all elements of our Compensation Program.

In 2009, base salary and incentive stock targets were compared to amounts offered by a group of similar companies.  The Company’s relative financial performance was reviewed in order to determine what a reasonable amount of compensation might be in relation to its peer group.  The compensation peer group is principally made up of the following:

•                                          Publicly held companies in industries similar to our Company.

•                                          Companies with which our Company competes for executive talent.

•                                          Our Company’s direct business competitors.

•                                          Companies that compete with our Company for investment dollars.

The compensation peer group list used in determining the reasonableness of our Compensation Program consisted of 16 companies as follows:

Alaska Communications Systems Group, Inc.	Knology, Inc.

C Beyond, Inc.	Mediacom Communications Corp.

Cincinnati Bell, Inc.	Premiere Global Services, Inc.

Consolidated Communications Holdings, Inc.	RCN Corp

Crown Media Holdings, Inc.	SureWest Communications

Equinix, Inc.	Time Warner Telecom, Inc.

Grande Communications	Wave Broadband

Iowa Telecommunications Services, Inc.	XO Holdings, Inc.

The results of this benchmark analysis were size-adjusted to take into consideration differences between the Company’s revenue size and that of the peer group companies.  Individual levels of element compensation were generally targeted to be set within a range of between the 50th and 75th percentile, based upon the executive’s individual performance in the prior year relative to his or her peers, the executive’s future potential, and the scope of the executive’s responsibilities and experience.  Input from the individual executives in terms of their expectation and requirements were considered as well.

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

Based upon the information received from its Compensation Consultant, the Compensation Committee determined that, in general, compensation levels for the Company’s senior officers were reasonable when compared to officers of companies in our peer group having comparable financial performance.  As a result, with one exception, the Compensation Committee made no adjustments to base compensation for senior executive officers in 2009.  That is, our Compensation Committee separately determined to increase Mr. Hughes’ base compensation from $200,000 to $225,000 for that year.

In establishing 2009 base salary and incentive compensation targets, the Compensation Committee, although it did review the information and, except for grants that vested over multiple years, concluded it was not appropriate to take into account payments or compensation earned by executive officers as a result of options or awards granted in prior years.

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

Elements of Compensation

Overview.  The elements of compensation in our Compensation Program were for 2009 and (except as noted below) are for 2010 as follows:

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

Base Salary.  Effective January 1, 2009, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see within this item 11, “Executive Compensation:  Summary Compensation Table”) were approved by the Compensation Committee.

Mr. Duncan’s base salary reflects cash compensation of $600,000 per year until adjusted by our Compensation Committee.  Mr. Duncan’s duties remained unchanged during 2009.

Mr. Hughes’ base salary reflects cash compensation of $225,000 per year, $225,000 credited to his Deferred Compensation Arrangement account with us, and amortization of the prepaid portion of a retention agreement with him in the amount of $37,500.  Mr. Hughes’ compensation is subject to change by our Compensation Committee, and his duties remained unchanged during 2009.

Mr. Lowber’s base salary reflects cash compensation of $260,000 and $65,000 credited to his Deferred Compensation Arrangement account with us.  Mr. Lowber’s compensation is subject to change by our Compensation Committee, and his duties remained unchanged during 2009.

Ms. Tindall’s base salary reflects cash compensation of $275,000.  Ms. Tindall’s compensation is subject to change by our Compensation Committee, and her duties remained unchanged during 2009.

Mr. Landes’ base salary reflects cash compensation of $150,000.  Mr. Landes’ compensation is subject to change by our Compensation Committee, and his duties remained unchanged during 2009.

Incentive Compensation Plan.  A portion of the Company’s compensation to each Named Executive Officer relates to, and is contingent upon, the officer’s performance and our financial performance and resources.  This portion of compensation took the form of incentive bonus agreements with each of the Named Executive Officers pursuant to our Incentive Compensation Plan.

In early 2009, our Compensation Committee, using as a guide the Compensation Principles, established compensation levels for 2009 for all senior corporate officers, including the Named Executive Officers.  The specific level for a given officer and related terms for the program and the Incentive Compensation Plan were set forth in agreements between the Company and each officer.  Targeted incentive compensation amounts were established at $350,000 for Mr. Duncan and $100,000 for each of Messrs. Hughes and Lowber and Ms. Tindall.  Mr. Landes’ incentive compensation was based upon improvements in EBITDA (earnings before interest, taxes, depreciation and amortization) compared to the prior year in the consumer line of our business.

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

A Named Executive Officer participating in the Compensation Program could, under terms of the corresponding Incentive Compensation Plan agreement with us and pursuant to our Deferred Compensation Plan, elect to defer a significant portion of that compensation.  In this instance, the Named Executive Officer becomes our unsecured creditor.  See within this item 11, “Nonqualified Deferred Compensation.”

During 2009, all of our Named Executive Officers participated in the Incentive Compensation Plan.  Our Compensation Committee determined that the performance requirements of the Incentive Compensation Plan had been satisfied during 2009 and, in consideration of the competitive market, authorized cash payouts to the Named Executive Officers pursuant to the plan as follows:  Mr. Duncan — $750,000; Mr. Hughes — $252,000; Mr. Lowber — $125,000; Ms. Tindall — $213,723; and Mr. Landes — $664,671.

Stock Option Plan.  Options and awards, if granted to the Named Executive Officers, were granted pursuant to terms of our Stock Option Plan.  In particular, the exercise price for options in each instance was identified as an amount within the trading range for our Class A common stock on Nasdaq on the day of the grant of the option.  Options, if granted, were granted contemporaneously with the approval of the Compensation Committee, typically early in the year in question or late the previous year as described above.  See within this item 11, “Compensation Discussion and Analysis — Elements of Compensation — Incentive Compensation Plan.”

We adopted our stock option plan in 1986.  It has been subsequently amended from time to time and presently is our Stock Option Plan, i.e., our Amended and Restated 1986 Stock Option Plan.  Under our Stock Option Plan, we are authorized to grant options to purchase shares of Class A common stock to selected officers, directors and other employees of, and consultants or advisors to, the Company and its subsidiaries.  These options are more specifically referred to as nonstatutory stock options or incentive stock options within Section 422 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”).  In addition, under the Stock Option Plan restricted stock awards may be granted as further described below.

The number of shares of Class A common stock allocated to the Stock Option Plan is 15.7 million shares.  The number of shares for which options or awards may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.  As of December 31, 2009, there were 1,625,463 shares subject to outstanding options under the Stock Option Plan, 2,563,088 share grants had been awarded, 7,871,097 shares had been issued upon the exercise of options under the plan, 480,968 share options had been repurchased and 4,121,320 shares remained available for additional grants under the plan.

Under our Stock Option Plan, our key employees (including officers and directors who are employees) and non-employee directors of, and consultants or advisors to, us are eligible for grants.  The selection of grantees is made by our Compensation Committee.

Restricted stock awards granted under the Stock Option Plan may be subject to vesting conditions based upon service or performance criteria as the Compensation Committee may specify.  These specifications may include attainment of one or more performance targets.  Shares acquired pursuant to such an award may not be transferred by the participant until vested.  Unless otherwise provided by the Compensation Committee, a participant will forfeit any shares of restricted stock where the restrictions have not lapsed prior to the participant’s termination of service with us.  Participants holding restricted stock will have the right to vote the shares and to receive dividends paid, if any.  However, those dividends or other distributions paid in shares will be subject to the same restrictions as the original award.

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

Under the Stock Option Plan, an option becomes vested and exercisable at such time or upon such event and subject to such terms, conditions, performance criteria or restrictions as specified by the Compensation Committee.  The maximum term of any option granted under the plan is 10 years, provided that an incentive stock option granted to a person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary corporation of the Company (“Ten Percent Shareholder”) must have a term not exceeding five years.  Unless otherwise permitted by the Compensation Committee, an option generally remains exercisable for 30 days following the participant’s termination of service, with limited exception.  The exception arises if service terminates as a result of the participant’s death or disability, in which case the option generally remains exercisable for 12 months.  In any event, the option must be exercised no later than its expiration date.

In particular, under the present Stock Option Plan, the Compensation Committee may set an option exercise price not less than the fair market value of the stock on the effective date of grant of the option.  However, in the case of an incentive stock option granted to a Ten Percent Shareholder, the exercise price must equal at least 110% of the fair market value of the stock on the date of grant.

Our Compensation Committee may, subject to certain limitations on the exercise of its discretion required by Section 162(m) of the Internal Revenue Code, amend, cancel or renew any option granted under the Stock Option Plan, waive any restrictions or conditions applicable to any option under the plan, and accelerate, continue, extend or defer the vesting of any option under the plan.  The Stock Option Plan provides, subject to certain limitations, for indemnification by the Company of any director, officer, or employee against all reasonable expenses incurred in connection with any legal action arising from that person’s action or failure to act in administering the plan.  All grants of options under the Stock Option Plan are to be evidenced by a written agreement between the Company and the optionee specifying the terms and conditions of the grant.

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

Incentive stock options are nontransferable by the participant other than by will or by the laws of descent and distribution, and are exercisable during the participant’s lifetime only by the participant.  However, a nonstatutory stock option may be assigned or transferred to members of the optionholder’s immediate family, to the extent permitted by the Compensation Committee in its sole discretion.

Our Stock Option Plan provides that payment upon exercise of an option may be in the form of money or shares of our Class A common stock.  If the optionee chooses the latter form of payment, the shares must have a fair market value not less than the exercise price.  The plan further provides, notwithstanding other restrictions on transferability of options, that an optionee, with approval of our Compensation Committee, may transfer an option for no consideration to, or for the benefit of, the optionee’s immediate family.  There is no restriction in the Stock Option Plan that an option granted under the plan must be held by the optionee for a minimum period of time.

Under our Stock Option Plan, our authority to modify or amend the plan is subject to prior approval of our shareholders only in cases of increasing the number of shares of our stock allocated to, and available and reserved for, issuance under the plan, changing the class of persons eligible to receive incentive stock options or where shareholder approval is required under applicable law, regulation or rule.  One such law requiring shareholder approval before the Company may rely on it is Section 162(m) of the Internal Revenue Code.

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

With these exceptions, there are no fixed limitations on the number or amount of securities being offered, other than the practical limitations imposed by the number of employees eligible to participate in the plan and the total number of shares of stock authorized and available for granting under the plan.   Shares covered by options which have terminated or expired for any reason prior to their exercise are available for grant of new options pursuant to the plan.

With shareholder approval at the 2009 annual meeting, the Stock Option Plan subsequently offered to certain participants a one time opportunity to exchange options for restricted stock.  The persons allowed to participate in the exchange were certain of our officers and employees and other persons who participated in, and were granted prior options under, the Stock Option Plan during the time period 1999 through February 15, 2009.  There were further limitations and eligibility requirements for participation in that offer as described in the proxy statement for our 2009 annual meeting.  The offer was completed as of September 4, 2009 with a total of 5,241,700 options exchanged for 1,908,890 shares of our Class A common stock.

Perquisites.  The Company provides certain perquisites to its Named Executive Officers.  The Compensation Committee believes these perquisites are reasonable and appropriate and consistent with our awareness of perquisites offered by similar publicly traded companies.  The perquisites assist in attracting and retaining the Named Executive Officers and, in the case of certain perquisites, promote health, safety and efficiency of our Named Executive Officers.  These perquisites are as follows:

•              Use of Company Leased Aircraft — The Company permits employees, including the Named Executive Officers, to use Company aircraft for personal travel for themselves and their guests.  Such travel is generally limited to a space available basis on flights that are otherwise business-related.  Where a Named Executive Officer or a guest of that officer, flies on a space available basis, the additional variable cost to the Company (such as fuel, catering, and landing fees) is de minimus.  As a result, no amount is reflected in the Summary Compensation Table for that flight.  Where the additional variable cost to the Company occurs on such a flight for solely personal purposes of that Named Executive Officer or guest, that cost is included in the Summary Compensation Table for that officer.  Because it is rare for a flight to be purely personal in nature, fixed costs (such as hangar expenses, crew salaries and monthly leases) are not included in the Summary Compensation Table.  In any case, in the event such a cost is non-deductible by the Company, the value of that lost deduction is included in the Summary Compensation Table entry for that Named Executive Officer.  When employees, including the Named Executive Officers, use Company aircraft for such travel they are attributed with taxable income in accordance with Internal Revenue Service regulations.  The Company does not “gross up” or reimburse employees for taxes they owe on such attributed income.  Messrs. Duncan, Hughes and Landes have made use of the aircraft for personal travel, the variable cost, if any, of which is included in the Summary Compensation Table.  See within this item 11, “Executive Compensation:  Summary Compensation Table.”

•              Enhanced Long Term Disability Benefit — The Company provides the Named Executive Officers and other senior executive officers of the Company with an enhanced long term disability benefit.  This benefit provides a supplemental replacement income benefit of 60% of average monthly compensation capped at $10,000 per month.  The normal replacement income benefit applying to other of our employees is capped at $5,000 per month.

•              Enhanced Short Term Disability Benefit  — The Company provides the Named Executive Officers and other senior executive officers of the Company with an enhanced short term disability benefit.  This benefit provides a supplemental replacement income benefit of 66 2/3% of average monthly compensation, capped at $2,300 per week.  The normal replacement income benefit applying to other of our employees is capped at $1,150 per week.

•              Miscellaneous — Aside from benefits offered to its employees generally, the Company provided miscellaneous other benefits to its Named Executive Officers including the following (see within this item 11, “Executive Compensation:  Summary Compensation Table — Components of ‘All Other Compensation’“):

•              Success Sharing — An incentive program offered to all of our employees that shares 15% of the excess earnings before interest, taxes, depreciation, amortization and share based compensation expense over the highest previous year (“Success Sharing”).

•              Tax Reimbursement — Provided to all of our employees, including the Named Executive Officers, from time to time, on $100 longevity stock awards.

•              Board Fees — Provided to Mr. Duncan as one of our directors.

Retirement and Welfare Benefits — GCI 401(k) Plan.  Named Executive Officers may, along with our employees generally, participate in our GCI 401(k) Plan (previously named Stock Purchase Plan and now referred to as “GCI 401(k) Plan”) in which we may provide matching contributions in accordance with the terms of the plan.

We initially adopted our qualified employee stock purchase plan effective in January 1987.  It has been subsequently amended from time to time and presently is our GCI 401(k) Plan.  The plan is qualified under Section 401 of the Internal Revenue Code.  All of our employees (excluding employees subject to a collective bargaining agreement) who have completed at least one year of service are eligible to participate in the plan.  An eligible highly compensated employee (earning more than $110,000 within the prior year) may elect to contribute up to 12% of such compensation to the employee’s account in the plan.  Otherwise, an eligible employee may elect to contribute up to 50% of such compensation.  In both cases, these contributions are up to a maximum per employee of $16,500 for 2010.  Participants over the age of 50 may make additional elective deferral contributions to their accounts in the plan of up to $5,500 for 2010.

Subject to certain limitations, we may make matching contributions to the GCI 401(k) Plan for the benefit of employees.  Matching contributions will vest in accordance with a six-year schedule if the employee completes at least 1,000 hours of service in each year.  Such a contribution will vest in increments over the first six years of employment.  Thereafter, they are fully vested when made.

Except for additional elective contributions made by participants over age 50, the combination of pre-tax elective contributions, Roth 401(k) contributions and our matching contributions for any employee cannot exceed $33,000 for 2010.

Under the terms of the GCI 401(k) Plan, participating eligible employees may direct their contributions to be invested in common stock of the Company and shares of various identified mutual funds.

The GCI 401(k) Plan is administered through a plan administrator (currently Mr. Lowber, our Senior Vice President and Chief Financial Officer) and our Plan Committee.  The plan administrator and members of the Plan Committee all are our employees.  The Plan Committee has broad administrative discretion under the terms of the plan.

As of December 31, 2009, there remained 39,269 shares of Class A and 463,989 shares of Class B common stock allocated to the GCI 401(k) Plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.  However, as of March 31, 2010, the shares allocated to the GCI 401(k) Plan and registered under the Securities Act had been all issued under terms of the plan, and an additional 292,368 shares of Class A common stock had been issued as restricted stock under terms of the plan.  As of that date, the Company was preparing a registration of 3 million additional shares for allocation to the plan.

• Deferred Compensation Program.  The Company provides to certain of our employees, including our executive officers and Named Executive Officers, opportunities to defer certain compensation under our nonqualified, unfunded, deferred compensation plan (“Deferred Compensation Plan”).  In addition, we offer to our executive officers and to certain of our Named Executive Officers nonqualified, deferred compensation arrangements more specifically fashioned to the needs of the officer and us (“Deferred Compensation Arrangements”).  Together, the Deferred Compensation Plan and Deferred Compensation Arrangements constitute our Deferred Compensation Program and is part of our Compensation Program.  During 2009, three of our officers participated in the Deferred Compensation Plan.  Furthermore, during 2009, six of our officers (including three of the Named Executive Officers) participated in Deferred Compensation Arrangements.

The Deferred Compensation Program enables these individuals to defer compensation in excess of limits that apply to qualified plans, like our GCI 401(k) Plan, and to pursue other income tax goals which they set for themselves.  The Deferred Compensation Program is described in more detail elsewhere in this report.  See within this item 11, “Nonqualified Deferred Compensation.”

Based upon its review of our Deferred Compensation Program, our Compensation Committee concluded that the benefits provided under the program are both reasonable and an important tool in attracting and retaining executive officers, including the Named Executive Officers as well as other employees eligible to participate in the GCI 401(k) Plan.

• Welfare Benefits.  With the exception of the enhanced long term and short term disability benefits described previously, the Company provided to the Named Executive Officers the same health and welfare benefits provided generally to all other employees of the Company at the same general premium rates as charged to those employees.  The cost of the health and welfare programs is subsidized by the Company for all eligible employees including the Named Executive Officers.

Contemplated Shift in Compensation Structure.  As of December 31, 2009, the Company was contemplating a shift in compensation structure to establish a defined mix of base compensation, annual cash incentive compensation and long term incentive compensation for senior officers and managerial level employees within the Company.  Both the annual cash incentive compensation and the long term equity compensation would be awarded following each year end based upon performance measured against defined targets.

In the past, the Company has used the Stock Option Plan to motivate our employees with compensation that is tied to the Company’s stock performance.  However, many employees do not recognize the tangible benefits of holding stock options.  The Black-Sholes Model, although elegant and deterministic, is at its core very complex.  A much simpler calculation that is often used by employees is to multiply the number of options by the amount that the options are in the money to calculate the current “value” of those options.  Unfortunately, this simpler calculation effectively ignores the remaining term of the option and drastically reduces its value in motivating and retaining option holders.

With limited exceptions (one involving Mr. Duncan, a Named Executive Officer), since mid-2009 we have used restricted stock in place of options.  That is, on February 8, 2010 we granted an option for 150,000 shares of Class A common stock to Mr. Duncan.  That option vests on February 8, 2012.

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

In 2009, the Compensation Program was used in development of each Named Executive Officer’s individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.

Timing of Equity Awards

Director Compensation Plan.  As a part of the Director Compensation Plan, we grant awards of our common stock to board members, including those persons who may be also serving as one or more of our executive officers.  Mr. Duncan, a board member and Named Executive Officer, has been granted such awards in the past.  These awards are made annually in June of each year in accordance with the terms of the Director Compensation Plan.  The awards are made through our Stock Option Plan.  See within this item 11, “Compensation Discussion and Analysis — Elements of Compensation — Stock Option Plan.”

Incentive Compensation Plan.  As a part of our Compensation Program, from time to time, we grant stock options and awards in our Class A common stock to our executive officers, including the Named Executive Officers.  In particular, stock options and awards are granted in conjunction with the agreements that we enter into with Named Executive Officers pursuant to our Incentive Compensation Program.  The grants of such options and awards are typically made early in the year at the time each agreement is entered into with the corresponding executive officer.  All such options and awards are granted through the Stock Option Plan.  See within this item 11, “Compensation Discussion and Analysis — Elements of Compensation — Incentive Compensation Plan” and “Compensation Discussion and Analysis — Elements of Compensation — Stock Option Plan.”

Stock Option Plan.  As a part of our Compensation Program, from time to time, we grant stock options or awards in our Class A common stock to our executive officers, including the Named Executive Officers, and to certain of our advisors.  In the case of an executive officer, these options or awards may be granted regardless of whether there is in place an agreement entered into with the officer under our Incentive Compensation Plan.  In the case of a new hire and where we choose to grant options or awards, the grant may be done at the time of hire.  Under the Stock Option Plan, the Compensation Committee may set the exercise price for our Class A common stock at not less than its fair market value.  That value is presently determined on Nasdaq.  In all cases, regardless of the identity of the grantee, the timing, amount and other terms of the grant of options or awards under our Stock Option Plan are determined in the sole discretion of our Compensation Committee.  See within this item 11, “Compensation Discussion and Analysis — Elements of Compensation — Stock Option Plan.”

In the event an executive level employee is hired or promoted during a year, that employee may be eligible to receive an equity option under the plans previously described in this section.  Grants of options in this context may be made at the recommendation of management and only with action of the Compensation Committee.

Grant Policy.  Under our grant policy, all approved grants are granted effective the date they are approved by the committee and are priced at an amount not less than the market value at the close of trading on that date.  The terms of the award are then communicated immediately to the recipient.

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

Executive Compensation

Summary Compensation Table

As of December 31, 2009, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal years 2009, 2008 and 2007.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this report.  See within this item 11, “Compensation Discussion and Analysis.”

Summary Compensation Table

								Change in
								Pension Value
								and
					Nonequity			Nonqualified
					Incentive			Deferred
					Plan	Stock	Option	Compensation	All Other
Name and		Salary(1)		Bonus	Compensation	Awards	Awards	Earnings	Compensation	Total
Principal Position	Year	($)		($)	($)	($)	($)	($)	($) (2)	($)

Ronald A. Duncan(3)	2009	600,000		750,000	—	36,500	—	—	84,489	1,470,989
President and Chief Executive Officer	2008	600,000		750,000	—	24,509	—	—	69,229	1,443,738
	2007	585,208		100,000	—	3,941,422	—	—	62,500	4,689,130

G. Wilson Hughes	2009	486,459	(4)	202,000	50,000	32,453	—	—	25,281	796,193
Executive Vice President and General	2008	462,500	(4)	203,000	—	—	438,680	7,556	24,268	1,136,004
Manager	2007	462,500	(4)	77,000	—	649,500	1,154,655	10,516	21,801	2,375,972

John M. Lowber	2009	325,000		125,000	—	55,428	—	—	25,281	530,709
Senior Vice President, Chief Financial	2008	325,000		203,000	—	—	—	646	24,268	552,914
Officer and Secretary/Treasurer	2007	323,919		76,000	—	—	1,539,540	633	22,500	1,962,592

Dana L. TIndall	2009	275,000		163,723	50,000	101,753	—	—	25,281	615,757
Senior Vice President	2008	275,000		203,000	—	—	—	—	24,268	502,268
	2007	275,000		77,000	—	324,750	1,154,655	—	22,500	1,853,905

Paul E. Landes	2009	150,000		—	664,671	12,842	—	—	26,933	854,446
Vice President and General Manager —	2008	150,000		—	343,700	—	216,730	—	24,585	735,015
Consumer Services	2007	150,000		—	257,578	—	—	—	22,500	430,078

(1)           For 2007, 2008 and 2009, salary includes deferred compensation of $225,000 and $65,000 for Messrs. Hughes and Lowber, respectively.

(2)           See, “Components of ‘All Other Compensation’“ table displayed below for more detail.

(3)           In 2007, Mr. Duncan received $84,422 in compensation relating to his service on our board including $40,000 in board fees and stock awards valued at $44,422.  In 2008, Mr. Duncan received $64,509 in compensation relating to his service on our board including $40,000 in board fees and stock awards valued at $24,500.  In 2009, Mr. Duncan received $76,500 in compensation for service on our board in the form of director fees of $40,000 and stock awards valued at $36,500.

(4)           For 2007, 2008 and 2009, includes $37,500 for Mr. Hughes representing the amount vested during each of 2007, 2008 and 2009 pursuant to prepaid retention agreements.

The amounts reported under the “All Other Compensation” column are comprised of the following:

Components of “All Other Compensation”

		Stock Purchase	Board	Success	Use of Company Leased
Name and		Plan(1)	Fees	Sharing(2)	Aircraft(3)	Total
Principal Position	Year	($)	($)	($)	($)	($)

Ronald A. Duncan	2009	23,334	40,000	—	21,155	84,489
	2008	23,000	40,000	—	6,229	69,229
	2007	22,500	40,000	—	—	62,500

G. Wilson Hughes	2009	23,334	—	1,947	—	25,281
	2008	23,000	—	1,268	—	24,268
	2007	21,801	—	—	—	21,801

John M. Lowber	2009	23,334	—	1,947	—	25,281
	2008	23,000	—	1,268	—	24,268
	2007	22,500	—	—	—	22,500

Dana L. Tindall	2009	23,334	—	1,947	—	25,281
	2008	23,000	—	1,268	—	24,268
	2007	22,500	—	—	—	22,500

Paul E. Landes	2009	24,500	—	2,433	—	26,933
	2008	23,000	—	1,585	—	24,585
	2007	22,500	—	—	—	22,500

(1)                                  Amounts are contributions by us matching each employee’s contribution.  Matching contributions by us under our GCI 401(k) Plan are available to each of our full time employees with over one year of service.  During 2009, the match was based upon the lesser of $24,500 ($23,000 for 2008 and $22,500 for 2007), 10% of the employee’s salary and the total of the employee’s pre-tax and post-tax contributions to the plan.  See within this item 11, “Compensation Discussion and Analysis:  Elements of Compensation — Retirement and Welfare Benefits — GCI 401(k) Plan.”

(2)                                  The highest year on which the Success Sharing was based was 2009.  See within this item 11, “Compensation Discussion and Analysis:  Elements of Compensation — Perquisites.”

(3)                                  The value of use of Company leased aircraft displayed here are shown at variable cost to the Company.  Previously, we had shown $12,143 and $28,300 in 2008 and 2007, respectively, for Mr. Duncan, $538 in 2008 for Mr. Hughes and had calculated $4,420 in 2008 for Mr. Landes, all computed based upon standard industrial fare levels.

Grants of Plan-Based Awards Table

The following table displays specific information on grants of options and awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2009.  We had no non-equity payouts during that year, and under our present Compensation Program we did not as of December 31, 2009 contemplate having any such payouts for any of the Named Executive Officers pertaining to that year.

Grants of Plan-Based Awards

						All Other		All Other
						Stock		Option
						Awards:		Awards:	Exercise	Grant Date
			Estimated Future Payouts			Number of		Number of	or Base	Fair Value of
			Under			Shares		Securities	Price of	Stock and
			Equity Incentive Plan Awards			of Stock		Underlying	Option	Option
	Grant		Threshold	Target	Maximum	or Units		Options	Awards	Awards(1)
Name	Date		(#)	(#)	(#)	(#)		(#)	($/Sh)	($)

Ronald A. Duncan	06/01/09		—	—	—	5,000	(2)	—	—	36,500

G. Wilson Hughes	09/04/09	(3)	—	—	—	218,299		—	—	1,506,263	(3)

John M. Lowber	09/04/09	(3)	—	—	—	226,078		—	—	1,559,938	(3)

Dana L. Tindall	09/04/09	(3)	—	—	—	94,707		—	—	653,478	(3)
	06/30/09		—	—	—	10,000		—	—	69,300

Paul E. Landes	09/04/09	(3)	—	—	—	56,193		—	—	387,732	(3)

(1)                                  Determined as the closing price of the stock on Nasdaq on the date of grant and as required in accordance with GAAP.

(2)                                  Mr. Duncan’s stock award was granted pursuant to the terms of our Director Compensation Plan.  See within this item 11, “Director Compensation.”

(3)                                  Grant was given as part of the option exchange offer made to certain participants in our Stock Option Plan.  Under the exchange, options were given up as consideration for the grants with values (determined as of the date of the exchange and in accordance with GAAP) in each case for each Named Executive Officer participating in the exchange as follows:  Mr. Hughes — $1,473,810; Mr. Lowber — $1,504,510; Ms. Tindall — $621,026 and Mr. Landes — $374,890.  Mr. Duncan did not participate in the exchange.  The exchange is further described elsewhere in this report.  See within this item 11, “Compensation Discussion and Analysis:  Elements of Compensation — Stock Option Plan.”

Outstanding Equity Awards at Fiscal Year-End Table

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2009.  Vesting of these options and awards varies for the Named Executive Officers as described in the footnotes to the table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald A. Duncan	150,000	—	6.50	03/14/10	—		—		—	—
	250,000	—	8.40	06/24/14	—		—		—	—
	150,000	—	7.25	02/08/12	—		—		—	—
	—	—	—	—	150,000	(2)	957,000	(2)	—	—

G. Wilson Hughes	—	—	—	—	218,299	(3)	1,392,748	(3)	—	—

John M. Lowber	—	—	—	—	226,078	(3)	1,442,378	(3)	—	—

Dana L. Tindall	—	—	—	—	10,000	(4)	63,800	(4)	—	—
					94,707	(3)	604,231	(3)	—	—

Paul E. Landes	—	—	—	—	56,193	(3)	358,511	(3)	—	—

(1)                    Stock option awards generally vest over five years and expire ten years from grant date, except as noted in the footnotes below.

(2)                    Stock Award vests 75,000 shares each on February 19 of 2010 and 2011.

(3)                    Restricted stock vests 50% on December 20, 2011 and 50% on February 28, 2012.

(4)                    Restricted stock vests on June 30, 2012.

Option Exercises and Stock Vested Table

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2009.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized On Vesting ($)

Ronald A. Duncan	—	—	5,000(	1)	36,500	(1)
			75,000		432,000

G. Wilson Hughes	—	—	—		—

John M. Lowber	—	—	—		—

Dana L. Tindall	—	—	—		—

Paul E. Landes	—	—	—		—

(1)                                  This stock award relates to Mr. Duncan’s service as one of our directors.

Potential Payments upon Termination or Change-in-Control

Except as described in this report, as of December 31, 2009, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, there were, as of that date, no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer’s responsibilities to us.

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

Participants immediately vest in all elective deferrals and all income and gain attributable to that participation.  Matching contributions and all income and gain attributable to them vest on a case-by-case basis as determined by us.  Participants may elect to be paid in either a single lump-sum payment or annual installments over a period not to exceed ten years.  Vested balances are payable upon termination of employment, unforeseen emergencies, death or total disability of the participant or change of control of us or our insolvency.  Participants become our general unsecured creditors with respect to deferred compensation benefits of our Deferred Compensation Plan.

None of our Named Executive Officers participated in our Deferred Compensation Plan during 2009.

Deferred Compensation Arrangements

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers, including several of the Named Executive Officers.  The status of these arrangements during 2009 is summarized for each of our Named Executive Officers in the following table and further descriptions of them are provided following the table.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)

Ronald A. Duncan	—	—	(253,931)	1,326,297	—

G. Wilson Hughes	125,000	100,000	(305,728)	332,950	2,298,575

John M. Lowber(1)	65,000	90,538	82,041	200,000	1,124,963

Dana L. Tindall	—	—	—	—	—

Paul E. Landes	—	—	—	—	—

(1)                                  Includes $90,538 in Company contributions, $13,894 in aggregate earnings and a year end balance of $299,277 which vests 100% on December 31, 2010 pursuant to a retention agreement.

Mr. Duncan’s Deferred Compensation Arrangement was comprised of 195,331 shares of our Class A common stock.  The earnings on his account for 2009 relate to the decrease in the price of our Class A common stock from $8.09 per share on December 31, 2008 to $6.79 per share on February 6, 2009.  In December 2008, Mr. Duncan’s Deferred Compensation Arrangement was amended such that payment would be made in cash on February 6, 2009 rather than shares.  The amount of the cash payment was fixed based upon the value of the stock on that day specified by Mr. Duncan.  Mr. Duncan’s Deferred Compensation Arrangement was paid out in cash in February 2009.

Mr. Hughes’ Deferred Compensation Arrangement with us consists of three components, i.e., consideration for agreeing to continue his employment by us in the past, a salary deferral plan, and consideration for agreeing to continue his employment by us in the future.  In consideration for agreeing to continue his employment during 2003 and 2004, he was granted deferred compensation in the amount of $275,000 which accrued interest at the rate of 3% per year.  The amounts accrued under the Deferred Compensation Arrangement were paid out in January 2009.

Mr. Hughes’ salary Deferred Compensation Arrangement with us earns interest at the rate of 10% per year based upon the balance at the beginning of the year plus new salary deferrals during the year.  As of December 31, 2009 and under this plan, there were accrued $1,778,575, of which $125,000 in salary were deferred and $35,655 in interest were accrued during 2009.  In November 2007 at the request of Mr. Hughes, the Company used $1,998,467 of Mr. Hughes’ deferred compensation account to acquire 217,300 shares of Company Class A common stock.  Accordingly, a portion of Mr. Hughes’ deferred compensation account was denominated in 217,300 shares of Company Class A common stock at year-end.  In consideration for agreeing to continue his employment from January 1, 2006 through December 31, 2009 and under a separate Deferred Compensation Arrangement with us, Mr. Hughes received a payment of $150,000 and was granted deferred compensation of $400,000 with interest at 7.5% per year.  Under this Deferred Compensation Arrangement, the deferred portion of the compensation vests at the rate of $100,000 per year.  As of December 31, 2009 and under this plan, there were accrued $520,000, of which $100,000 were vested for 2009 service and $30,000 were accrued for 2009 interest.

Mr. Hughes’ Deferred Compensation Arrangement provides that after five years employment, or at termination, he is entitled to receive the full amount owed in a lump sum, or in monthly installments paid over a ten-year period.

Mr. Lowber’s Deferred Compensation Arrangement with us consists of deferred salary which earns interest on the amounts deferred at 9% per year.  As of December 31, 2009 and under this plan, there were accrued $825,686, of which $133,147 had accrued and $200,000 had been paid out during 2009.  Effective January 1, 2007 the Company agreed to enter into a retention agreement with Mr. Lowber.  In exchange for his commitment to remain in the employ of the Company through the end of 2010, the Company agreed to establish a deferred compensation account in the amount of $350,000 that is to vest on December 31, 2010.  The account is to accrue interest at the rate of 7.25% per annum, compounding annually.

Ms. Tindall and Mr. Landes did not participate in a Deferred Compensation Arrangement with us during 2009.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of seven members of our board as identified elsewhere in this report.  With the exception of Mr. Kroloff who was appointed to the board and to our Compensation Committee in February 2009, all of these members served on the committee for all of 2009.  See within this item 11, “Compensation Discussion and Analysis — Compensation Committee.”  The relationships of them to us are described elsewhere in this report.  See within items 12 and 13, “Ownership of Company” and “Certain Transactions,” respectively.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon that review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our Annual Report and in this report.

Compensation Committee

Stephen M. Brett, Chair

Jerry A. Edgerton

Scott M. Fisher

William P. Glasgow

Mark W. Kroloff

Stephen R. Mooney

James M. Schneider

Compensation Policies and Practices In Relation To Our Risk Management

At the direction of our board, Company management has reviewed our compensation policies, plans and practices to determine whether they create incentives or encourage behavior that is reasonably likely to have a materially adverse effect on the Company.  This effort included a review of our various employee compensation plans and practices as described elsewhere in this report.  See within this item 11, “Compensation Discussion and Analysis.”

The purpose of the review was to evaluate risks and the internal controls we have implemented to manage those risks.  The controls include multiple performance metrics, corporate-wide financial measures, statutory clawbacks on equity awards, and board and board committee oversight and approvals.

In completing this review, our board and management believe risks created by our compensation policies, plans and practices that create incentives likely to have a material adverse effect on us are remote, if not nonexistent.

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors (“Director Compensation Plan”), each for services as a director during the year ended December 31, 2009:

2009 Director Compensation(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen M. Brett	40,000	36,500	—	—	—	—	76,500

Jerry A. Edgerton	40,000	36,500	—	—	—	—	76,500

Scott M. Fisher	40,000	36,500	—	—	—	—	76,500

William P. Glasgow	50,000	36,500	—	—	—	—	86,500

Mark W. Kroloff	35,667	36,500	—	—	—	—	72,167

Stephen R. Mooney	50,000	36,500	—	—	—	—	86,500

James M. Schneider	50,000	36,500	—	—	—	—	86,500

(1)           Compensation to Mr. Duncan as a director is described elsewhere in this report.  See within this item 11, “Executive Compensation” and “Compensation Discussion and Analysis.”

(2)           Each director received a grant of awards of 5,000 shares of Company Class A common stock on June 1, 2009.  The value of the shares on the date of grant was $7.30 per share, i.e., the closing price of the stock on Nasdaq on that date and as required in accordance with GAAP.

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  During 2009, the plan provided for $40,000 per year (prorated for days served and paid quarterly) plus $10,000 per year for each director serving on our Audit Committee.

During 2009, the stock compensation portion of our Director Compensation Plan consisted of a grant of 5,000 shares to a director for a year of service, or a portion of a year of service.  Grants are made and vest annually under the plan on June 1 of each year.  For 2009, grants of awards were made under our Director Compensation Plan as of June 1, 2009.  As of December 31, 2009, our board anticipated that grants of awards of 5,700 shares of Class A common stock to each director would be made under the plan as of June 1, 2010.  An additional award of 1,500 shares will be made to our Audit Committee Chair.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

Under our Director Compensation Plan, compensation is to be paid only to those directors who are to receive the benefit individually, whether or not they are our employees.

Except for our Director Compensation Plan, during 2009 the directors on our board received no other direct compensation for serving on the board and its committees.  However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.  The director fee structure as described in this section continued otherwise unchanged through December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Company

Principal Shareholders

The following table sets forth, as of December 31, 2009 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•                                          Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•                                          Each of our directors.

•                                          Each of the Named Executive Officers.

•                                          All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Names of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		% of Class	% of Total Shares Outstanding (Class A & B)(2)	% Combined Voting Power (Class A & B)(2)

Stephen M. Brett	Class A	46,650	(3)	*	*	*
	Class B	—		—

Ronald A. Duncan	Class A	1,644,052	(3),(4)	3.2	3.8	7.4
	Class B	459,970	(4)	14.4

Jerry A. Edgerton	Class A	21,650	(3)	*	*	*
	Class B	—		—

Scott M. Fisher	Class A	109,262	(3),(5)	*	*	5.3
	Class B	437,688	(5)	13.7

William P. Glasgow	Class A	71,594	(3),(6)	*	*	*
	Class B	—		—

Mark W. Kroloff	Class A	15,000	(3),(7)	*	*	*
	Class B	—		—

Stephen R. Mooney	Class A	25,650	(3)	*	*	*
	Class B	—		—

Names of Beneficial Owner(1)	Title of Class(2)	Amount and Nature of Beneficial Ownership (#)		% of Class	% of Total Shares Outstanding (Class A & B)(2)	% Combined Voting Power (Class A & B)(2)

James M. Schneider	Class A	43,050	(3)	*	*	*
	Class B	—		—

G. Wilson Hughes	Class A	663,419	(8)	1.3	1.2	*
	Class B	2,695	(8)	*

John M. Lowber	Class A	333,722	(9)	*	*	*
	Class B	6,256	(9)	*

Dana L. Tindall	Class A	153,201	(10)	*	*	*
	Class B	3,801	(10)	*

Paul E. Landes	Class A	89,118	(11)	*	*	*
	Class B	—		—

Arctic Slope Regional Corp.	Class A	7,481,240	(12)	14.4	13.6	9.0
3900 C Street, Suite 801 Anchorage, Alaska 99503	Class B	—		—

Black Rock, Inc.	Class A	5,084,263	(12)	9.8	9.2	6.1
55 East 52nd Street New York, New York 10055	Class B	—		—

GCI 401(k) Plan	Class A	5,172,742	(12)	10.0	9.5	7.0
2550 Denali St., Ste. 1000 Anchorage, AK 99503	Class B	64,990	(12)	2.0

Gary Magness	Class A	1,347,961	(12)	2.6	3.2	6.8
c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, CO 80203-1264	Class B	433,924	(12)	13.6

John W. Stanton and	Class A	2,503,305	(12)	4.8	6.9	18.3
Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, WA 98004	Class B	1,275,791	(12)	40.0

Robert M. Walp	Class A	102,715	(13)	*	*	2.5
804 P Street, Apt. 4 Anchorage, AK 99501	Class B	202,350	(13)	6.4

All Directors and Executive	Class A	4,189,601	(14)	8.1	9.3	16.8
Officers As a Group (21 Persons)	Class B	990,303	(14)	31.1

*              Represents beneficial ownership of less than 1% of the corresponding class or series of stock.

(1)           Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2009 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.

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

(3)           Includes 5,000 shares of our Class A common stock granted to each of those persons pursuant to the Director Compensation Plan for services performed during 2009.

(4)           Includes 153,435 shares of Class A common stock and 6,219 shares of Class B common stock allocated to Mr. Duncan under our GCI 401(k) Plan as of December 31, 2009.  Includes 400,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2009 by exercise of the stock options.  Does not include 35,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power.  Ms. Miller is Mr. Duncan’s daughter, and Mr. Duncan disclaims beneficial ownership of the shares.   Does not include 30,660 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan’s wife, of which Mr. Duncan disclaims beneficial ownership.  Does not include 131 shares of Class A common stock held by Missy, LLC which is 25% owned by Mr. Duncan, of which securities Mr. Duncan disclaims beneficial ownership.  Includes 150,000 shares of Class A common stock which a company owned by Mr. Duncan has the right to acquire within 60 days of December 31, 2009 by the exercise of stock options.  Includes 790,617 shares of Class A common stock and 453,751 shares of Class B common stock pledged as security.

(5)           Includes 87,512 shares of Class A and 437,688 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

(6)           Does not include 158 shares owned by a daughter of Mr. Glasgow.  Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.

(7)           Excludes shares held by ASRC where Mr. Kroloff was the Chief Operating Officer in 2009.

(8)           Includes 606 shares of Class A common stock allocated to Mr. Hughes under our GCI 401(k) Plan, as of December 31, 2009.  Includes 325,890 shares of Class A common stock pledged as security.  Excludes 217,300 shares held by the Company pursuant to Mr. Hughes’ Deferred Compensation Agreement.

(9)           Includes 28,321 shares of Class A common stock and 5,986 shares of Class B common stock allocated to Mr. Lowber under our GCI 401(k) Plan, as of December 31, 2009.

(10)         Includes 23,213 shares of Class A common stock and 3,801 shares of Class B common stock allocated to Ms. Tindall under our GCI 401(k) Plan, as of December 31, 2009.

(11)         Includes 32,899 shares of Class A common stock allocated to Mr. Landes under our GCI 401(k) Plan, as of December 31, 2009.

(12)         Balance as of December 31, 2009.

(13)         Includes 16,098 shares of Class A common stock and 457 shares of Class B common stock allocated to Mr. Walp under our GCI 401(k) Plan.

(14)         Includes 581,823 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2009 through the exercise of vested stock options.  Includes 521,396 shares of Class A common stock and 21,871 shares of Class B common stock allocated to such persons under our GCI 401(k) Plan.  Does not include shares held by ASRC where Mr. Kroloff was formerly the Chief Operating Officer.

Changes in Control

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times since January 1, 2009 and up through December 31, 2009, in compliance with all material terms of these credit facilities.  These obligations and pledges are further described in our Annual Report.

Senior Notes.  In 2004, GCI, Inc., our wholly-owned subsidiary, sold $320 million in aggregate principal amount of senior debt securities due in 2014.

The senior notes are subject to the terms of an indenture entered into by GCI, Inc.  Upon the occurrence of a change of control, as defined in the Indenture, GCI, Inc. is required to offer to purchase those senior notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest.  The indenture provides that those senior notes are redeemable at the option of GCI, Inc. at specified redemption prices commencing in 2009.  The terms of the senior notes contain limitations on the ability of GCI, Inc. and its restricted subsidiaries to incur additional indebtedness, limitations on investments, payment of dividends and other restricted payments and limitations on liens, asset sales, mergers, transactions with affiliates and operation of unrestricted subsidiaries.  The indenture also limits the ability of GCI, Inc. and its restricted subsidiaries to enter into, or allow to exist, specified restrictions on the ability of GCI, Inc. to receive distributions from restricted subsidiaries.

For purposes of the indenture and the senior notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of certain unrestricted subsidiaries.  Under the terms of the indenture, an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the indenture.  As of December 31, 2009, these unrestricted subsidiaries consisted of United Utilities, Inc., United-KUC, Inc. and Unicom, Inc.

In November 2009, GCI, Inc. issued an additional $425 million of senior notes at 8.625% interest due in November 2019.  The new senior notes have substantially similar terms as the 2004 senior notes.  They were used to pay off senior bank debt and for general corporate purposes.

We and GCI, Inc. have since the issuance of the senior notes and up through December 31, 2009, been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2009, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights, and so the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by security holders	1,625,463	7.35	4,121,320

Equity compensation plans not approved by security holders	150,000	6.50	-0-

Total:	1,775,463	—	4,121,320

Item 13.                                                   Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Transactions with Related Persons

Stanton Shareholdings, Registration Rights Agreement.  As of December 31, 2009, John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, “Stantons”), continued to be significant shareholders of our Class B common stock.  As of December 31, 2009, neither the Stantons nor the Stantons’ affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

We are a party to a registration rights agreement (“Stanton Registration Rights Agreement”) with the Stantons regarding all shares the Stantons hold in our Class B common stock and any shares of our Class A common stock resulting from conversion of that Class B common stock to Class A common stock.  The basic terms of the Stanton Registration Rights Agreement are as follows.  If we propose to register any of our securities under the Securities Act of 1933, as amended (“Securities Act”) for our own account or for the account of one or more of our shareholders, we must notify the Stantons of that intent.  In addition, we must allow the Stantons an opportunity to include the holder’s shares (“Stanton Registerable Shares”) in that registration.

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

The Stanton Registration Rights Agreement specifically states we are not required to effect any registration on behalf of the Stantons regarding Stanton Registerable Shares if the request for registration covers an aggregate number of Stanton Registerable Shares having a market value of less than $1.5 million.  The agreement further states we are not required to effect such a registration for the Stantons where we have at that point previously filed two registration statements with the SEC, or where the registration would require us to undergo an interim audit or prepare and file with the SEC sooner than otherwise required financial statements relating to the proposed transaction.  Finally, the agreement states we are not required to effect such a registration when in the opinion of our legal counsel a registration is not required in order to permit resale under Rule 144 as adopted by the SEC pursuant to the Exchange Act.

The Stanton Registration Rights Agreement provides that the first demand for registration by the Stantons must be for no less than 15% of the total number of Stanton Registerable Shares.  However, the Stantons may take the opportunity to require us to include the Stanton Registerable Shares as incidental to a registered offering proposed by us.

Duncan Leases.  In 1991, we entered into a long-term capital lease agreement with a partnership in which Mr. Duncan held a 50% ownership interest.  Mr. Duncan later sold that interest to an individual who later became his spouse.  However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the lease.  The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded in the accompanying financial statements.  The lease agreement was amended in 2008, and we have increased our existing capital lease asset and liability by $1.3 million to record the extension of the capital lease.  The amended lease terminates on September 30, 2026.  The property consists of a building presently occupied by us.  As of December 31, 2009, the payments on the lease were $21,532 per month.  They continue at that rate through September 2011.  In October 2011, the payments on the lease will increase to $22,332 per month.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by Mr. Duncan.  The lease agreement is presently month-to-month and may be terminated at any time upon 120 days’ prior written notice.  The lease rate is $75,000 per month.  Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of Company Class A common stock at $6.50 per share, of which 150,000 shares of the option remained and were exercisable at December 31, 2009. We paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice.  The lessor may sell to us the stock arising from the exercise of the stock option or surrender the intrinsic value of the right to purchase all or a portion of the stock option to repay the deposit, if allowed by our debt instruments in effect at that time.

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

During 2009 there were no Related Transactions.  The leases described previously were entered into prior to the establishment of the Ethics Code. See within this item 13, “Certain Transactions — Transactions with Related Persons — Duncan Leases.”

Director Independence

We define independent director (“Independent Director”) as an individual, other than one of our executive officers or employees, and other than any other individual having a relationship which in the opinion of our board would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Mr. Brett, our Chairman of the Board, while in that capacity an officer under our Bylaws and responsible for the conduct of our board meetings and shareholder meetings when present, is considered by our board to have no greater influence on our affairs or authority to act on behalf of us than any of the non-executive directors on our board.

Our board believes each of its members satisfies that definition of an Independent Director, with the exception of Mr. Duncan who is an officer and employee of the Company.  That is, in the case of all other board members, our board believes each of them is an individual having a relationship which does not interfere with the exercise of independent judgment in carrying out the member’s director responsibilities to us.

Item 14. Principal Accountant Fees and Services.

Overview

On August 11, 2009 our Audit Committee approved the appointment of Grant Thornton as the Company’s External Accountant.  Also on that date, our board ratified that appointment by the Audit Committee.  Our Audit Committee subsequently appointed Grant Thornton as the Company’s External Accountant for the year ended December 31, 2010, and our board ratified that appointment.

During the Company’s two most recent fiscal years and prior to that August date, neither the Company nor anyone on its behalf consulted Grant Thornton regarding the application of accounting principles to a specific transaction regarding the Company or the type of audit opinion that might be rendered on the Company’s financial statements.  Furthermore during that period, neither the Company nor anyone on its behalf consulted Grant Thornton on any matter regarding the Company that was either the subject of a disagreement or a reportable event under then current SEC rules.

On that same August date, KPMG was dismissed as the Company’s External Accountant based upon the recommendation of our Audit Committee.  The audit reports of KPMG on the consolidated financial statements of the Company as of, and for, the years ended December 31, 2008 and 2007 and on the effectiveness of internal control over financial reporting as of December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for three matters.

These three matters are as follows.  First, KPMG’s report on the Company’s consolidated financial statements as of, and for, the years ended December 31, 2008 and 2007 contained a separate paragraph stating the following:  “As discussed in Note 1(ai) to the financial statements, the Company has elected to change its method of accounting for recording depreciation on their [sic] property and equipment placed in service in 2008.”

Second, KPMG’s report on the effectiveness of internal control over financial reporting as of December 31, 2008 indicated that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 because of the effect of material weaknesses on the achievement of objectives of the control criteria and contained an explanatory paragraph that stated the entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed to include policies and procedures to review periodically our accounting policies to ensure ongoing compliance with those accounting principles.  That paragraph further stated that the internal control over financial reporting at Alaska DigiTel (a wholly-owned subsidiary) did not include activities adequate to identify timely changes in financial reporting risks, monitor the continued effectiveness of controls and did not include staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements were selected and applied.

Third, KPMG’s report on the effectiveness of internal control over financial reporting as of December 31, 2007 indicated that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 because of the effect of material weaknesses on achievement of the objectives of the control criteria and contained an explanatory paragraph that identified material weaknesses related to the following:  (1) information technology program development and change controls over the unified billing system and related monitoring controls; (2) share-based payment arrangements; (3) entity-level control related to the selection and application of accounting policies; and (4) policies and procedures over recording depreciation expense during interim reporting periods.

During the Company’s two most recent fiscal years and through August 11, 2009, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.  Furthermore during that period, there were no reportable events under then current SEC rules, except that KPMG advised the Company that it did not maintain effective internal control over financial reporting because of the effect of material weaknesses on the achievement of the objectives of the control criteria as previously described.

Pre-Approval Policies and Procedures

We have established as policy, through the adoption of the Audit Committee Charter that, before our External Accountant is engaged by us to render audit services, the engagement must be approved by the Audit Committee.

Our Audit Committee Charter provides that our Audit Committee is directly responsible for appointment, compensation, retention, oversight, qualifications and independence of our External Accountant.  Also under our Audit Committee Charter, all audit services provided by our External Accountant must be pre-approved by the Audit Committee.

Our pre-approval policies and procedures with respect to Non-Audit Services include as a part of the Audit Committee Charter that the Audit Committee may choose any of the following options for approving such services:

•                  Full Audit Committee — The full Audit Committee can consider each Non-Audit Service.

•                  Designee — The Audit Committee can designate one of its members to approve a Non-Audit Service, with that member reporting approvals to the full committee.

•                  Pre-Approval of Categories — The Audit Committee can pre-approve categories of Non-Audit Services.  Should this option be chosen, the categories must be specific enough to ensure both of the following —

•                  The Audit Committee knows exactly what it is approving and can determine the effect of such approval on auditor independence.

•                  Management will not find it necessary to decide whether a specific service falls within a category of pre-approved Non-Audit Service.

The Audit Committee’s pre-approval of Non-Audit Services may be waived under specific provisions of the Audit Committee Charter.  The prerequisites for waiver are as follows: (1) the aggregate amount of all Non-Audit Services constitutes not more than 5% of the total amount of revenue paid by us to our External Accountant during the fiscal year in which those services are provided; (2) the service is originally thought to be a part of an audit by our External Accountant; (3) the service turns out to be a Non-Audit Service; and (4) the service is promptly brought to the attention of the Audit Committee and approved prior to completion of the audit by the committee or by one or more members of the committee who are members of our board to whom authority to grant such approvals has been delegated by the committee.

During 2009, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services

The aggregate fees billed to us by our External Accountant in each of these categories for each of 2009 and 2008 are set forth as follows:

External Accountant Auditor Fees

	2009(1)
Type of Fees	Grant Thornton	KPMG	2008(2)

Audit Fees(3)	$998,350	$998,825	$1,442,605

Audit-Related Fees(4)	—	19,900	17,500

Tax Fees(5)	64,211	—	45,695

All Other Fees(6)	138,600	134,325	0

Total	$1,201,161	$1,153,050	$1,505,800

(1)           KPMG was our External Accountant up to August 11, 2009, and Grant Thornton was our External Accountant for the balance of that year. KPMG fees include charges subsequent to its dismissal.

(2)           KMPG LLP was our External Accountant for this year.

(3)           Consists of fees for our annual financial statement audit, quarterly financial statement reviews, reviews of other filings by us with the SEC, audit of our internal control over financial reporting and for services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements. The audit fees included in the 2009 KPMG column include charges for our 2008 annual financial statement audit that were not previously reported.

(4)           Consists of fees for audit of the GCI 401(k) Plan and review of the related annual report on Form 11-K filed with the SEC.

(5)           Consists of fees for review of our state and federal income tax returns and consultation on various tax advice and tax planning matters.

(6)           Consists of fees for any services not included in the first three types of fees identified in the table.  In 2009, these fees were limited to agreed upon procedures, relating, in the case of Grant Thornton, totally to our debt refinancing effort, and relating, in the case of KPMG, primarily to that effort.

All of the services described above were approved in conformity with the Audit Committee’s pre-approval policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL COMMUNICATION, INC.

/s/ Ronald A. Duncan
Ronald A. Duncan, President (Chief Executive Officer)
Date:	April 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett		April 26, 2010
Stephen M. Brett	Chairman of Board and Director

/s/ Ronald A. Duncan	President and Director	April 26, 2010
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	April 22, 2010
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	April 23, 2010
Scott M. Fisher

/s/ William P. Glasgow	Director	April 26, 2010
William P. Glasgow

Director
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	April 23, 2010
Stephen R. Mooney

/s/ James M. Schneider	Director	April 26, 2010
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial Officer,
John M. Lowber	Secretary and Treasurer (Principal Financial Officer)	April 26, 2010

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer	April 26, 2010
Lynda L. Tarbath	(Principal Accounting Officer)