Form 10-Q
period 2010-03-31
GENERAL COMMUNICATION INC
filed 2010-05-06
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant's classes of common stock as of May 1, 2010 was:

51,912,672 shares of Class A common stock; and
3,185,284 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of March 31, 2010 and
	December 31, 2009	4

	Consolidated Income Statements for the three months ended
	March 31, 2010 (unaudited) and 2009 (unaudited)	6

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2010 (unaudited) and 2009 (unaudited)	7

	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

Other items are omitted, as they are not applicable.

SIGNATURES		36

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can  identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our December 31, 2009 annual report on Form 10-K.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$68,565	48,776

Receivables	136,392	147,859
Less allowance for doubtful receivables	8,023	7,060
Net receivables	128,369	140,799

Deferred income taxes	17,618	17,618
Prepaid expenses	7,217	4,491
Inventories	7,047	9,278
Investment securities	905	895
Other current assets	4,676	4,977
Total current assets	234,397	226,834

Property and equipment in service, net of depreciation	812,132	823,080
Construction in progress	24,212	26,161
Net property and equipment	836,344	849,241

Cable certificates	191,565	191,565
Goodwill	73,452	73,452
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	18,371	19,561
Deferred loan and senior notes costs, net of amortization	14,802	13,168
Other assets	18,980	18,609
Total other assets	343,137	342,322
Total assets	$1,413,878	1,418,397

See accompanying notes to interim consolidated financial statements.

                                                                                                                                       (Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$10,264	9,892
Accounts payable	26,881	30,697
Deferred revenue	21,627	21,404
Accrued interest	18,084	14,821
Accrued payroll and payroll related obligations	17,256	21,874
Accrued liabilities	11,629	15,037
Subscriber deposits	1,415	1,549
Total current liabilities	107,156	115,274

Long-term debt, net	774,363	771,247
Obligations under capital leases, excluding current maturities	88,020	89,279
Obligation under capital lease due to related party	1,878	1,876
Deferred income taxes	100,221	100,386
Long-term deferred revenue	51,824	52,342
Other liabilities	21,607	21,676
Total liabilities	1,145,069	1,152,080

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 51,913 and 51,899 shares at March 31, 2010 and December 31 2009, respectively; outstanding 51,589 and 51,627 at March 31, 2010 and December 31, 2009, respectively	149,411	150,911
Class B. Authorized 10,000 shares; issued and outstanding 3,185 and 3,186 shares at March 31, 2010 and December 31, 2009, respectively; convertible on a share-per-share basis into Class A common stock	2,683	2,684
Less cost of 324 and 272 Class A common shares held in treasury at March 31, 2010 and December 31, 2009, respectively	(2,340)	(2,339)
Paid-in capital	33,034	30,410
Retained earnings	86,021	84,651
Total stockholders’ equity	268,809	266,317
Total liabilities and stockholders’ equity	$1,413,878	1,418,397

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2010	2009
Revenues	$152,419	148,689

Cost of goods sold (exclusive of depreciation and amortization shown separately below)	48,907	47,857
Selling, general and administrative expenses	53,257	56,586
Depreciation and amortization expense	31,126	30,734
Operating income	19,129	13,512

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(17,680)	(12,647)
Interest income	61	8
Other expense, net	(17,619)	(12,639)

Income before income tax expense or benefit	1,510	873

Income tax (expense) benefit	164	(519)

Net income	$1,674	354

Basic net income per Class A common share	$0.03	0.01
Basic net income per Class B common share	$0.03	0.01
Diluted net income per Class A common share	$0.03	0.00
Diluted net income per Class B common share	$0.03	0.00

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

(Amounts in thousands)	2010	2009
Cash flows from operating activities:
Net income	$1,674	354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,126	30,734
Share-based compensation expense	803	1,802
Deferred income tax expense (benefit)	(164)	519
Other noncash income and expense items	1,675	2,108
Change in operating assets and liabilities	4,025	(3,515)
Net cash provided by operating activities	39,139	32,002

Cash flows from investing activities:
Purchases of property and equipment	(18,480)	(32,546)
Purchases of other assets and intangible assets	(784)	(448)
Net cash used in investing activities	(19,264)	(32,994)

Cash flows from financing activities:
Issuance of long-term debt	4,532	---
Repayment of debt and capital lease obligations	(2,393)	(3,168)
Payment of debt issuance costs	(1,981)	---
Purchase of treasury stock to be retired	(303)	---
Other	59	(234)
Net cash used in financing activities	(86)	(3,402)
Net increase (decrease) in cash and cash equivalents	19,789	(4,394)
Cash and cash equivalents at beginning of period	48,776	29,904

Cash and cash equivalents at end of period	$68,565	25,510

See accompanying notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, filed with the SEC on March 12, 2010 as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

(l)        Business and Summary of Significant Accounting Principles

  In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Business
 GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Cable television services throughout Alaska,
•	Competitive local access services throughout Alaska,
•	Incumbent local access services in rural Alaska,
•	Long-distance telephone service,
•	Sale of postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Data network services,
•	Internet access services,
•	Wireless roaming for certain wireless carriers,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
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

The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries.   All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of the company are not eliminated in consolidation.

 (c)     Recently Issued Accounting Pronouncements
 Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element
 Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on:
 (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

 revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-
 13 is not expected to have a material impact on our income statement, financial position or cash flows.

(d)	Recently Adopted Accounting Pronouncements
 ASU 2009-17 addresses a revision to former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167"). ASU 2009-17 amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. The adoption of ASU 2009-17 on January 1, 2010, did not have a material impact on our income statement, financial position or cash flows.

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

 We adopted ASU 2010-06 as of January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have a material impact on our income statement, financial position or cash flow.

(e)	Regulatory Accounting and Regulation

We account for our regulated operations in accordance with the accounting principles promulgated for each of the regulated enterprises.  This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.  Accordingly, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.  Our cost studies and depreciation rates for our regulated operations are subject to periodic audits that could result in a change to recorded revenues.

(f)	Earnings per Common Share

We compute net income per share of Class A and Class B common stock using the “two class” method.  Therefore, basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The computation of the dilutive net income per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income per share of Class B common stock does not assume the conversion of those shares. Additionally in applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

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

 Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2010		2009
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$1,577	97	$332	22

Denominator:
Weighted average common shares outstanding	51,579	3,185	49,233	3,201
Basic net income per share	$0.03	0.03	$0.01	0.01

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$1,577	97	$332	22
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	97	---	22	---
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	---	(5)	---	17
Effect of share based compensation that may be settled in cash or shares	(84)	---	(269)	---
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$1,590	92	$85	5

Denominator:
Number of shares used in basic computation	51,579	3,185	49,233	3,201
Conversion of Class B to Class A common shares outstanding	3,185	---	3,201	---
Effect of share based compensation that may be settled in cash or shares	271	---	376	---

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

Number of shares used in per share computations	55,035	3,185	52,810	3,201
Diluted net income per share	$0.03	0.03	$0.00	0.00

 Weighted average shares associated with outstanding share awards for the three months ended March 31, 2010 and 2009, which have been excluded from the computations of diluted EPS because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average shares associated with outstanding options	1,227	5,863
Shares associated with unvested contingent options and awards for which the contingency has not been met	---	222

(g)	Common Stock
Following are the changes in issued common stock for the three months ended March 31, 2010 and 2009 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2008	50,062	3,203
Shares retired	(219)	---
Balance at March 31, 2009	49,843	3,203

Balances at December 31, 2009	51,899	3,186
Shares retired	(126)	---
Shares issued under stock option plan	15	---
Share awards issued	126	---
Class B shares converted to Class A	1	(1)
Other	(2)	---
Balances at March 31, 2010	51,913	3,185

We retired 126,000 and 219,000 shares of our Class A common stock during the three months ended March 31, 2010 and 2009, respectively, that were acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting, forfeitures of restricted stock awards and the settlement of deferred compensation.

 Our Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class
 B common stock. Under this program, we are currently authorized to make up to $55.8 million of repurchases as of March 31, 2010.  We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  During the three months ended March 31, 2010 and 2009 we repurchased 52,000 and 0 shares of our Class A and B common stock at a cost of $303,000 and $0, respectively. The cost of the repurchased common stock is included in Retained Earnings on our Consolidated Balance
 Sheets.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

 If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters.  We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by our Board of Directors. The repurchases have and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

  (h)    Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions       include the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost area program support, share-based compensation, inventory reserves, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods Sold, and the accrual of contingencies and litigation. Actual results could differ from those estimates.

           (i)     Classification of Taxes Collected from Customers
 We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  We report a certain surcharge on a gross basis in our income statement of $1.3 million and $916,000 for the three months ended March 31, 2010 and 2009, respectively.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures

Changes in operating assets and liabilities consist of (amounts in thousands):

Three month period ended March 31,	2010	2009
Decrease in accounts receivable	$11,826	6,650
Increase in prepaid expenses	(2,726)	(309)
Decrease in inventories	2,218	286
(Increase) decrease in other current assets	301	(612)
Increase in other assets	(116)	---
Decrease in accounts payable	(1,710)	(633)
Increase (decrease) in deferred revenues	223	(91)
Decrease in accrued payroll and payroll related obligations	(4,649)	(4,650)
Increase (decrease) in accrued liabilities	(3,408)	2,353
Increase (decrease) in accrued interest	3,263	(6,456)
Increase (decrease) in subscriber deposits	(134)	124
Decrease in long-term deferred revenue	(518)	(221)
Increase (decrease) in components of other long-term liabilities	(545)	44
	$4,025	(3,515)

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

The following items are for the three month period ended March 31, 2010 and 2009 (amounts in thousands):

Net cash paid or received:	2010	2009
Interest paid, net of amounts capitalized	$13,825	18,952
Income tax refund received	$988	---

The following items are non-cash investing and financing activities for the three month period ended March 31, 2010 and 2009 (amounts in thousands):

	2010		2009
Non-cash additions for purchases of property and equipment		$2,354	3,868
Asset retirement obligation additions to property and equipment		$386	---
Warranty receivable applied to capital lease obligation	$	---	465
Common stock retired		$13	1,184

(3)	Intangible Assets
  Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Amortization expense	$1,711	1,881

 Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2010	$5,203
2011	4,325
2012	2,877
2013	1,799
2014	945

(4)	Long-Term Debt

2019 Notes

On November 3, 2009, GCI, Inc., a wholly owned subsidiary of GCI, privately placed $425.0 million of 8.625% Senior Notes due 2019 (“2019 Notes”). Simultaneously with the private placement, GCI, Inc. entered into a registration rights agreement with the initial purchasers of the 2019 Notes. The registration rights agreement required GCI, Inc. to use its reasonable best efforts to file a registration statement on or before March 3, 2010, and requires GCI, Inc. to cause the registration statement to become effective on or prior to June 1, 2010, and to complete the exchange offer on or before 30 days following the effective date of the registration statement.   If the exchange offer does not meet such deadlines, the annual interest rate on the 2019 Notes will increase by 0.25%. The annual interest rate on the 2019 Notes will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum additional interest rate of 1.0% per year over the interest rate of 8.625% until such deadlines are met.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

 On March 26, 2010, GCI, Inc. filed a registration statement on Form S-4 with the SEC and therefore GCI, Inc. is required to pay additional interest to the holders of the 2019 Notes.  We have recorded
 $64,000 in accrued liabilities for the penalty associated with the late filing on March 26, 2010.  We expect the registration statement to be effective by the June 1, 2010 deadline.

 Amended Senior Credit Facility
 On January 29, 2010, GCI Holdings, Inc., a wholly owned subsidiary of GCI, entered into a Second Amended and Restated Credit and Guarantee Agreement with Calyon New York Branch, as administrative agent, Royal Bank of Canada, as syndication agent, and CoBank, ACB, Union Bank of California, N.A. and Wells Fargo Bank, N.A., as documentation agents ("amended Senior Credit Facility"). The amended Senior Credit Facility provides a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit. The amended Senior Credit Facility replaced our then existing Senior Credit
 Facility.  The amended Senior Credit Facility will mature on January 29, 2015.

 The interest rate on our amended Senior Credit Facility is LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

Total Leverage Ratio (as defined)	Applicable Margin
>3.75	4.00%
>3.25 but <3.75	3.50%
>2.75 but <3.25	3.00%
<2.75	2.50%

  Borrowings under the amended Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness.  Our amended Senior Credit Facility Total Leverage Ratio (as defined) may not exceed 5.25:1.00; the Senior Leverage Ratio (as defined) may not exceed 3.00:1.00; and our Interest Coverage Ratio (as defined) must not be less than 2.50:1.00 at any time.

  The obligations under the amended Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, and on the stock of GCI
  Holdings, Inc.

  In connection with the amended Senior Credit Facility, we paid loan fees of $2.0 million which are being amortized over the life of the amended Senior Credit Facility.

(5)	Financial Instruments

  Fair Value of Financial Instruments
  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At March  31, 2010 and December 31, 2009, respectively, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at March 31, 2010 and December 31, 2009 follow
  (amounts in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$874,525	849,358	872,294	834,152
Other liabilities	71,951	71,252	72,770	71,623

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

  The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair value of our 2019 Notes, 2014 Notes, Rural Utilities Service ("RUS") debt, CoBank mortgage note payable, and capital leases are valued based on quoted market prices on the same or similar issues or on the current rates offered to us of the same remaining maturities.

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

Fair Value Measurements
Fair Value Measurements and Disclosures under ASC Topic 820 “Fair Value Measurements and Disclosures” establish a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.  We have applied the provisions of Topic 820 to our trading securities, the assets of our deferred compensation plan (primarily money market funds and mutual funds) and interest rate caps.

Assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 were as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
March 31, 2010 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$19	---	---
U.S. government and agency obligations	886	---	---
Deferred compensation plan assets (money market funds)	1,548	---	---
Total assets at fair value	$2,453	---	---

December 31, 2009 Assets
Money market funds	$12	---	---
U.S. government and agency obligations	883	---	---
Deferred compensation plan assets (money market funds)	1,522	---	---
Total assets at fair value	$2,417	---	---

The valuation of our marketable securities, money market funds, and mutual funds are determined using quoted market prices in active markets utilizing market observable inputs.

(6)    Share-Based Compensation
  Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI
  Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award
(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

  expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the
  Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised or restricted stock awards are made. Our share repurchase program as described above may include the purchase of shares issued pursuant to our Stock Option Plan.

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

  The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $2.83 per share and $3.43 per share, respectively. The total fair value of options vesting during the three months ended March 31, 2010 and 2009 was $25,000 and $1.6 million, respectively.

The following is a summary of our share-based compensation expense for the three months ended March 31, 2010 and 2009 (in thousands):
	2010	2009
Employee share-based compensation expense	$1,066	2,259
Adjustment to fair value of liability classified awards	(263)	(457)
Total share-based compensation expense	$803	1,802

  Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $7.1 million relating to 2.3 million restricted stock awards and $1.2 million relating to 464,000 unvested stock options as of March 31, 2010.  We expect to recognize share-based compensation expense over a weighted average period of 2.6 years for stock options and 2.0 years for restricted stock awards.
(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

  A summary of option activity under the Stock Option Plan for the three months ended March 31, 2010 follows (share amounts in thousands):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,627	$7.35
Granted	201	$5.32
Exercised	(15)	$4.94
Forfeited and retired	(349)	$7.84
Outstanding at March 31, 2010	1,464	$6.97	5.0	$247
Exercisable at March 31, 2010	1,000	$7.08	3.2	$158
Available for grant at March 31, 2010	4,162

  A summary of the status of nonvested shares under the Stock Option Plan as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below (share amounts in thousands):

Nonvested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	2,225	$5.69
Granted	126	$5.41
Vested	(82)	$12.99
Forfeited	(17)	$9.44
Nonvested at March 31, 2010	2,252	$5.38

  The total intrinsic values, determined as of the date of exercise, of options exercised during the three months ended March 31, 2010 and 2009 were $18,000 and $0, respectively. We received $72,000 and
  $0 in cash from stock option exercises during the three months ended March 31, 2010 and 2009, respectively.

  The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the three months ended March 31, 2010 (share amounts in thousands):

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2009	150	$6.50
Options forfeited and retired	(150)	$6.50
Outstanding at March 31, 2010	---	---

Available for grant at March 31, 2010	---

  In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and Chief Executive Officer.  The lease was amended effective January 1, 2002 and February
  25, 2005.  Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 150,000 shares expired on March 31, 2010.
(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

(7)	Industry Segments Data
  Our reportable segments are business units that offer different products and are each managed separately.

   A description of our reportable segments follows:

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three months ended March 31, 2010 and 2009 are allocated to our segments using segment margin for the years ended December 31, 2009 and 2008, respectively.  Bad debt expense for the three months ended March 31, 2010 and 2009 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three months ended March 31, 2010 and 2009, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

  We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, and non-cash contribution adjustment (“adjusted EBITDA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to
  Consolidated Financial Statements” included in Part II of our December 31, 2009 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

  We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.
(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

  Summarized financial information for our reportable segments for the three months ended March 31, 2010 and 2009 follows (amounts in thousands):

Three months ended March 31,	Consumer		Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$	---	6	1,330	---	40	1,376
External		80,368	26,183	27,723	12,085	6,060	152,419
Total revenues		$80,368	26,189	29,053	12,085	6,100	153,795
Adjusted EBITDA		$25,953	11,991	6,357	4,914	1,843	51,058

2009
Revenues:
Intersegment	$	---	227	1,456	---	52	1,735
External		70,719	33,199	27,992	10,610	6,169	148,689
Total revenues		$70,719	33,426	29,448	10,610	6,221	150,424
Adjusted EBITDA		$18,778	16,919	5,301	3,918	1,532	46,448

  A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Reportable segment revenues	$153,795	150,424
Less intersegment revenues eliminated in consolidation	1,376	1,735
Consolidated revenues	$152,419	148,689

  A reconciliation of reportable segment earnings from adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Reportable segment adjusted EBITDA	$51,058	46,448
Less depreciation and amortization expense	31,126	30,734
Less share-based compensation expense	803	1,802
Less non-cash contribution adjustment	---	400
Consolidated operating income	19,129	13,512
Less other expense, net	17,619	12,639
Consolidated income before income tax expense	$1,510	873

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

(8)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.

In addition, in September 2008, the Federal Communications Commission’s (“FCC”) Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covers the period beginning January 1, 2004 through August 31, 2008 and relates to the amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We intend to fully comply with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  The OIG investigation is still pending, and we presently are unable to assess the ultimate resolution of this matter.

Universal Service
The USF pays Eligible Telecommunications Carriers (“ETC”) to support the provision of local service in high cost areas. Under FCC regulations and Regulatory Commission of Alaska orders, we are an authorized ETC for purposes of providing wireless and wireline telephone service in Anchorage, Juneau, Fairbanks, and the Matanuska Telephone Association study area (which includes the Matanuska-Susitna Valley) and other lower population areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer wireline and wireless local services, and our revenue for providing local services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which was to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments were filed on May 8, 2009, and replies were filed on June 8, 2009.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a 10-year period.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements

AT&T Mobility, LLC Agreement
As part of an agreement signed in December 2007 with AT&T Mobility, LLC, it will provide us with a large block of wireless network usage at no charge (“No Charge Minutes”) that we may use for roaming.  We will pay for usage in excess of the No Charge Minutes on a per minute basis.  The No Charge Minutes will substantially reduce our wireless product Cost of Goods Sold through June 30, 2012.

Rural Health Care Division Revenue
We have a customer who participates in the Rural Health Care Division support program that is operated by the Universal Service Administrative Company (“USAC”).  We have been providing service to this customer pursuant to a contract since July 1, 2008 and we believe all of the revenue recognition requirements have been met; however, our customer has not received a funding commitment from USAC.  Our history with this program demonstrates that the majority of our customers receive funding commitments, and there are sufficient funds available under this program. In the event that this funding commitment is not approved, we would be required to establish a reserve for these revenues.  At March 31, 2010, we have recorded accounts receivable of $20.0 million for this agreement.

TERRA-Southwest
   In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, United Utilities, Inc.'s ("UUI") application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, UUI’s project, TERRA-Southwest
   (“TERRA-SW”), will be able to serve 9,089 households and 748 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI expects to start construction on TERRA-SW in 2010 and complete the project within three years of starting construction.

PART I.
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the following discussion, GCI and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost area program support, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense ("Cost of Goods Sold")), depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a 10-year period.  We cannot predict at this time the outcome of this proceeding or its affect on high cost support available to us.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage
	Three Months Ended		Change 1
	March 31,		2010
	2010	2009	vs. 2009
(Unaudited)
Statements of Operations Data:
Revenues:
Consumer segment	53%	48%	14%
Network Access segment	17%	22%	(21%)
Commercial segment	18%	19%	(1%)
Managed Broadband segment	8%	7%	14%
Regulated Operations segment	4%	4%	(2%)
Total revenues	100%	100%	3%
Selling, general and administrative expenses	35%	38%	(6%)
Depreciation and amortization expense	20%	21%	1%
Operating income	13%	9%	42%
Other expense, net	12%	9%	39%
Income before income tax expense	1%	1%	73%
Net income	1%	0%	373%

1  Percentage change in underlying data.

Three Months Ended March 31, 2010 (“2010”) Compared to Three Months Ended March 31, 2009 (“2009”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 3% from $148.7 million in 2009 to $152.4 million in 2010.  Revenue increases in our Consumer and Managed Broadband segments were partially off-set by decreases in our Network

Access, Commercial and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased $1.0 million from $47.9 million in 2009 to $48.9 million in 2010. Cost of Goods Sold increases in our Consumer and Managed Broadband segments were partially off-set by decreases in our Network Access, Commercial and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 53% of 2010 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$13,856	13,915	0%
Video	29,024	27,370	6%
Data	14,126	11,762	20%
Wireless	23,362	17,672	32%
Total Consumer segment revenue	$80,368	70,719	14%

Consumer segment Cost of Goods Sold represented 53% of 2010 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$3,335	3,717	(10%)
Video	12,897	11,322	14%
Data	899	1,114	(19%)
Wireless	8,502	7,250	17%
Total Consumer segment Cost of Goods Sold	$25,633	23,403	10%

Consumer segment adjusted EBITDA, representing 51% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Consumer segment adjusted EBITDA	$25,953	18,778	38%

See note 7 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Consumer segment follow:

	March 31,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	91,200	88,700	3%
Long-distance minutes carried (in millions)	28.3	29.6	(4%)
Total local access lines in service2	85,800	81,400	5%
Local access lines in service on GCI facilities2	77,300	69,900	11%

Video:
Basic subscribers3	131,400	130,000	1%
Digital programming tier subscribers4	81,400	76,100	7%
HD/DVR converter boxes5	86,000	72,100	19%
Homes passed	232,900	229,700	1%
Average monthly gross revenue per subscriber6	$73.80	$69.50	6%

Data:
Cable modem subscribers7	103,100	94,300	9%

Wireless:
Wireless lines in service8	117,500	97,100	21%
Average monthly gross revenue per subscriber9	$59.99	$58.63	2%
_________________________________________________________________
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

Consumer Segment Revenues
The decrease in voice revenue is primarily due to a decrease in USF high cost support partially off-set by an increase in monthly recurring local service fee revenue.  The decrease in USF high cost support is primarily due to a March 2009 FCC order that was issued, the result of which provided uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions and allowed us to discontinue recording a reserve against our USF high cost support revenue. As a result of the FCC order, we recognized $674,000 in additional USF high cost support from August 2008 to December 2008 in 2009.  The increase in the monthly recurring local service fee revenue is due to increased subscribers.

The increase in video revenue is primarily due to the following:

•
A 6% increase in programming services revenue to $22.9 million in 2010 primarily resulting from an increase in digital programming tier subscribers in 2010 and a rate increase on certain cable service offerings beginning in August 2009, and

•	A 7% increase in equipment rental revenue to $5.7 million in 2010 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 23% increase in cable modem revenue to $12.4 million due to increased subscribers and their selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and a $2.6 million increase in USF high cost support.  We accrue estimated program revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers.  Additionally, $413,000 of the increase was due to revised line counts submitted to USF in 2010 for September 2008 through December 2008.  The increase is partially off-set by recognition of $810,000 in additional USF high cost support from August 2008 through December 2008 in 2009 due to a March 2009 FCC order that was issued, the result of which provided uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions and allowed us to discontinue recording a reserve against our USF high cost support revenue.

Consumer Segment Cost of Goods Sold
The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and an increase in digital programming tier subscribers.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and the inclusion of premium wireless handsets which have higher costs.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased revenue as described above in "Consumer Segment Revenues," which was partially off-set by increased Cost of Goods Sold as described above in "Consumer Segment Cost of Goods Sold" and an increase in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to an increase in the 2009 segment margin upon which the allocation is based.

Network Access Segment Overview
Network Access segment revenue represented 17% of 2010 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$6,659	14,334	(54%)
Data	16,329	17,954	(9%)
Wireless	3,195	911	251%
Total Network Access segment revenue	$26,183	33,199	(21%)

Network Access segment Cost of Goods Sold represented 13% of 2010 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$3,484	4,077	(15%)
Data	2,753	2,486	11%
Wireless	291	121	140%
Total Network Access segment Cost of Goods Sold	$6,528	6,684	(2%)

Network Access segment adjusted EBITDA, representing 23% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Network Access segment adjusted EBITDA	$11,991	16,919	(29%)

See note 7 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Network Access segment follow:

	March 31,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	193.6	200.4	(3%)

Data:
Total Internet service provider access lines in service1	1,700	1,700	0%
______________________________
1  An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is due to decreases in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% interstate rate decrease mandated by federal law.  Voice revenue continues to decline as expected due to increased competition in the Network Access business.  The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.

The decrease in data revenue is primarily due to increased competition that has caused a decrease in the rates we may charge our customers.

The increase in wireless revenue is due to increased roaming revenue in 2010 primarily due to improved coverage and increased roaming partners.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried and the movement of more traffic onto our network in lieu of carrying traffic on third party networks.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased revenue as described above in "Network Access Segment Revenues," which is partially off-set by decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2009 segment margin upon which the allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 18% of 2010 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$7,843	7,984	(2%)
Video	2,317	2,050	13%
Data	15,502	16,515	(6%)
Wireless	2,061	1,443	43%
Total Commercial segment revenue	$27,723	27,992	(1%)

Commercial segment Cost of Goods Sold represented 25% of 2010 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$4,238	4,569	(7%)
Video	498	497	0%
Data	6,812	7,565	(10%)
Wireless	823	724	14%
Total Commercial segment Cost of Goods Sold	$12,371	13,355	(7%)

Commercial segment adjusted EBITDA, representing 12% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Commercial segment adjusted EBITDA	$6,357	5,301	20%

See note 7 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Commercial segment follow:

	March 31,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	9,400	9,700	(3%)
Long-distance minutes carried (in millions)	29.6	32.2	(8%)
Total local access lines in service2	48,400	46,900	3%
Local access lines in service on GCI facilities 2	20,400	18,000	13%

Data:
Cable modem subscribers3	10,500	10,200	3%

Wireless:
Wireless lines in service4	10,600	8,000	33%
____________________________________
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

Commercial Segment Revenues
The decrease in data revenue is primarily due to a $1.1 million or 14% decrease in managed services project revenue primarily due to our oil and gas customers spending less on managed services projects.

The increase in wireless revenue is primarily due to increased wireless subscribers.

Commercial Segment Cost of Goods Sold
The decrease in data Cost of Goods Sold is primarily due to a $606,000 or 11% decrease in managed services project Cost of Goods Sold due to a decrease in labor classified as Cost of Goods Sold due to the decrease in managed services project revenue discussed above under “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to a decrease in Cost of Goods Sold and in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to a decrease in the 2009 segment margin upon which the allocation is based.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 8%, 7% and 10% of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 14% to $12.1 million in 2010 as compared to 2009. The increase is primarily due to increased data network lines purchased by our Rural Health and School Access customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 20% to $3.2 million primarily due to the increase in data network costs.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 25% to $4.9 million in 2010 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues."

See note 7 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods sold and adjusted EBITDA represented 4%, 2% and 4% of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Selected key performance indicators for our Regulated Operations segment follow:

	March 31,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	600	800	(25%)
Long-distance minutes carried (in millions)	0.1	0.3	(60%)
Total local access lines in service (all on GCI facilities)2	10,800	11,900	(9%)
____________________________
1 A long-distance subscriber is defined as a customer account that is invoiced a monthly long-distance plan fee or has made a long-distance call during the month.
2 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $6.2 million in 2009 to $6.1 million in 2010.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $1.7 million in 2009 to $1.2 million in 2010.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA increased to $1.8 million in 2010 from $1.5 million in 2009.

See note 7 in the "Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 6% to $52.3 million in 2010 primarily due to the following:

•	A $1.3 million decrease in contract labor,
•	A $1.0 million decrease in share-based compensation expense primarily due to less share-based awards issued,
•	A $755,000 decrease in our company-wide success sharing bonus accrual,
•	The absence of $748,000 in expense to convert our customers' wireless phones to our facilities,
•	A $692,000 decrease in sales expense, and
•	The absence of a $400,000 contribution expense recognized upon the gift of an IRU to the University of Alaska that was recorded in 2009.

The decreases discussed above were partially off-set by a $1.6 million increase in labor costs.

As a percentage of total revenues, selling, general and administrative expenses decreased to 35% in 2010 from 38% in 2009, primarily due to the decreases described above combined with increasing revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 1% to $31.1 million in 2010. The increase is primarily due to our $182.4 million investment in equipment and facilities placed into service during 2009 for which a full year of depreciation will be recorded in 2010 and the $13.4 million investment in equipment and facilities placed into service during 2010 for which a partial year of depreciation will be recorded in 2010.

Other Expense, Net
Other expense, net of other income, increased 39% to $17.6 million in 2010 primarily due to a $5.0 million increase in interest expense to $17.7 million in 2010.  The interest expense increase is due to the issuance of the 2019 Notes, which have a higher interest rate than the interest rate paid on our amended Senior Credit Facility.  The proceeds from the issuance of the 2019 notes were primarily used to repay and retire the outstanding amount due on our amended Senior Credit Facility.

Income Tax Expense
Income tax (expense) benefit totaled $164,000 and ($519,000) in 2010 and 2009, respectively.  Our effective income tax rate decreased from 60% in 2009 to (11%) in 2010 primarily due to a decrease in the amount of estimated permanent differences as compared to our estimated pretax income or loss for the year ended December 31, 2010.  Due to an estimated pretax loss for the year ended December 31, 2010 we have recognized an income tax benefit in 2010 despite the pretax income for that period.

At March 31, 2010 we have tax net operating loss carryforwards of $208.1 million that will begin expiring in 2011 if not utilized, and alternative tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.
We have recorded deferred tax assets of $81.4 million associated with income tax net operating losses that were generated from 1996 to 2009 and that expire from 2011 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2009, and that expire in 2024 through 2029, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be (10%) to (13%) in the year ended December 31, 2010, primarily due to a large amount of estimated permanent differences as compared to our estimated pretax loss for the year ended December 31, 2010.

Liquidity and Capital Resources
Our principal sources of current liquidity are cash and cash equivalents. We believe, but can provide no assurances, that we will be able to meet our current and long-term liquidity, capital requirements and fixed charges through our cash flows from operating activities, existing cash, cash equivalents, credit facilities, and other external financing and equity sources. Should operating cash flows be insufficient to support additional borrowings and principal payments scheduled under our existing credit facilities, capital expenditures will likely be reduced.

In January 2010 the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) approved our wholly-owned subsidiary, UUI's application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. Upon completion, UUI’s project, TERRA-Southwest (“TERRA-SW”), will be able to serve 9,089 households and 748 businesses in the 65 covered communities. The project will also be able to serve numerous public/nonprofit/ private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act. The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements. UUI expects to start construction on TERRA-SW in 2010 and complete the project within three years of starting construction.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2010 and 2009, are summarized as follows:

	2010	2009
Operating activities	$39,139	32,002
Investing activities	(19,264)	(32,994)
Financing activities	(86)	(3,402)
Net increase (decrease) in cash and cash equivalents	$19,789	(4,394)

Operating Activities
The increase in cash flows provided by operating activities is due primarily to a decrease in cash paid for interest and an increase in payments on accounts receivable.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

The decrease in cash flows used for investing activities is due primarily to a decrease in spending for property and equipment, including construction in progress in 2010.  Our cash expenditures for property and equipment, including construction in progress, totaled $18.5 million and $32.5 million during the three months ended March 31, 2010 and 2009, respectively.  Our capital expenditures decreased in 2010 primarily due to the decreased pace of our wireless network expansion.  We expect our 2010 expenditures for property and equipment for our core operations, including construction in progress, to total $95.0 million to $105.0 million, depending on available opportunities and the amount of cash flow we generate during 2010, and excluding grant funded capital expenditures related to our TERRA-SW project.

Financing Activities
Net cash used in financing activities consists primarily of our proceeds from borrowings offset by our debt repayments, payment of debt issuance costs and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on the amounts paid for capital expenditures and to fund acquisitions.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.  The decrease in cash flows used by financing activities is due to a decrease in long-term debt payments in 2010 compared to 2009, which was partially off-set by an increase in long-term debt borrowings and an increase in debt issuance costs in 2010 compared to 2009.

Available Borrowings Under Senior Credit Facility
On January 29, 2010, we replaced our then existing Senior Credit Facility with a new amended Senior Credit Facility that provides a $75.0 million revolving credit facility and that extends the maturity through January 29, 2015.

We have a $75.0 million revolving Senior Credit Facility with a $25.0 million sublimit for letters of credit.  We have $2.8 million of letters of credit outstanding, which leaves $72.2 million available for borrowing under the revolving credit facility as of March 31, 2010.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our Senior Notes, Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of our Class A and Class B common stock in order to reduce our outstanding shares of Class A and Class B common stock. Under this program, we are currently authorized to make up to $55.8 million of repurchases as of March 31, 2010. We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During the three months ended March 31, 2010 we repurchased 52,466 shares of our common stock at a cost of $303,000. We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by our Board of Directors. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for the three months ended March 31, 2010 are revenue recognition related to revenues from high cost, rural health and school and libraries USF programs, the allowance for doubtful accounts, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our December 31, 2009 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in note 1 included in Part II of our December 31, 2009 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk, however, we have no outstanding debt on our Senior Credit Facility as of March 31, 2010.  All of our material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business. In addition, in September 2008, the FCC's OIG initiated an investigation regarding Alaska DigiTel’s compliance with program rules and requirements under the Lifeline Program. The request covers the period beginning January 1, 2004 through August 31, 2008 and relates to the amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  The OIG investigation is still pending, and we presently are unable to assess the ultimate resolution of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)  Not applicable.

(b)  Not applicable.

(c) The following table provides information about repurchases of shares of our Class A and Class B common stock during the quarter ended March 31, 2010:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs (3)
January 1, 2010 to January 31, 2010	---	$	---	---	$56,121,471
February 1, 2010 to February 28, 2010	---	$	---	---	$56,121,471
March 1, 2010 to March 31, 2010	52,466		$5.78	52,466	$55,817,957
Total	52,466
______________________________
(1)	Open-market purchases made under our publicly announced repurchase plan.
(2)
The repurchase plan was publicly announced on November 3, 2004.  Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors.  We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by our Board of Directors.

(3)
The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $125.0 million through March 31, 2010 consisting of $120.0 million through December 31, 2009 and an additional $5.0 during the three months ended March 31, 2010.  We have made total repurchases under the program of $69.2 million through March 31, 2010.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

______________________________

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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	May 6, 2010
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	May 6, 2010
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	May 6, 2010
Lynda L. Tarbath	Officer (Principal Accounting Officer)