Form 10-Q
period 2010-06-30
GENERAL COMMUNICATION INC
filed 2010-08-05
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant's classes of common stock as of July 30, 2010 was:

51,980,574 shares of Class A common stock; and
3,183,036 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30, 2010 and
	December 31, 2009 (unaudited)	4

	Consolidated Income Statements for the three and six months ended June 30, 2010 (unaudited) and 2009 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 (unaudited) and 2009 (unaudited)	7

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits	47

Other items are omitted, as they are not applicable.

SIGNATURES		48

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	June 30,	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$66,595	48,776

Receivables	157,670	147,859
Less allowance for doubtful receivables	11,144	7,060
Net receivables	146,526	140,799

Deferred income taxes	17,618	17,618
Prepaid expenses	7,394	4,491
Inventories	5,656	9,278
Other current assets	5,592	5,872
Total current assets	249,381	226,834

Property and equipment in service, net of depreciation	801,019	823,080
Construction in progress	33,046	26,161
Net property and equipment	834,065	849,241

Cable certificates	191,635	191,565
Goodwill	73,452	73,452
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	17,670	19,561
Deferred loan and senior notes costs, net of amortization	14,528	13,168
Other assets	17,787	18,609
Total other assets	341,039	342,322
Total assets	$1,424,485	1,418,397

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$10,302	9,892
Accounts payable	32,811	30,697
Deferred revenue	22,444	21,404
Accrued payroll and payroll related obligations	19,149	21,874
Accrued interest	13,428	14,821
Accrued liabilities	12,964	15,037
Subscriber deposits	1,358	1,549
Total current liabilities	112,456	115,274

Long-term debt, net	773,292	771,247
Obligations under capital leases, excluding current maturities	86,752	89,279
Obligation under capital lease due to related party	1,880	1,876
Deferred income taxes	105,686	100,386
Long-term deferred revenue	51,060	52,342
Other liabilities	22,351	21,676
Total liabilities	1,153,477	1,152,080

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 51,978 and 51,899 shares at June 30, 2010 and December 31, 2009, respectively; outstanding 51,485
and 51,627 shares at June 30, 2010 and December 31, 2009, respectively	149,450	150,911
Class B. Authorized 10,000 shares; issued and outstanding 3,185 and 3,186 shares at June 30, 2010 and December 31, 2009, respectively;
convertible on a share-per-share basis into Class A common stock	2,683	2,684
Less cost of 493 and 272 Class A common shares held in treasury at June 30, 2010 and December 31, 2009, respectively	(2,328)	(2,339)
Paid-in capital	34,254	30,410
Retained earnings	86,949	84,651
Total stockholders’ equity	271,008	266,317
Total liabilities and stockholders’ equity	$1,424,485	1,418,397

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2010	2009	2010	2009
Revenues	$162,326	148,796	314,745	297,485
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	51,754	47,348	100,661	95,205
Selling, general and administrative expenses	54,704	51,719	107,961	108,305
Depreciation and amortization expense	30,820	31,170	61,946	61,904
Operating income	25,048	18,559	44,177	32,071

Other income (expense):
Interest expense (including amortization of deferred
loan fees)	(17,729)	(13,273)	(35,409)	(25,920)
Interest income	76	11	137	19
Other expense, net	(17,653)	(13,262)	(35,272)	(25,901)
Income before income tax expense	7,395	5,297	8,905	6,170
Income tax expense	5,465	2,733	5,301	3,252

Net income	$1,930	2,564	3,604	2,918

Basic net income per Class A common share	$0.04	0.05	0.07	0.06

Basic net income per Class B common share	$0.04	0.05	0.07	0.06

Diluted net income per Class A common share	$0.04	0.05	0.07	0.05

Diluted net income per Class B common share	$0.04	0.05	0.07	0.05

See accompanying condensed notes to interim consolidated financial statements

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

(Amounts in thousands)	2010	2009
Cash flows from operating activities:
Net income	$3,604	2,918
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	61,946	61,904
Deferred income tax expense	5,301	3,252
Share-based compensation expense	2,446	3,229
Other noncash income and expense items	3,824	3,862
Change in operating assets and liabilities	(6,434)	(32,418)
Net cash provided by operating activities	70,687	42,747
Cash flows from investing activities:
Purchases of property and equipment	(41,943)	(57,269)
Purchase of businesses, net of cash received	(5,545)	(108)
Purchase of marketable securities	(182)	(225)
Proceeds from sale of marketable securities	178	613
Purchases of other assets and intangible assets	(1,694)	(2,066)
Net cash used in investing activities	(49,186)	(59,055)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(4,824)	(6,330)
Issuance of long-term debt	4,532	-
Payment of debt issuance costs	(2,182)	-
Purchase of treasury stock to be retired	(1,306)	-
Borrowing on Senior Credit Facility	-	20,000
Other	98	165
Net cash provided by (used in) financing activities	(3,682)	13,835
Net increase (decrease) in cash and cash equivalents	17,819	(2,473)
Cash and cash equivalents at beginning of period	48,776	29,904
Cash and cash equivalents at end of period	$66,595	27,431

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
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
•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of voice and data services within Alaska and between Alaska and the remaining United States and foreign countries, and

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed  Notes to Interim Consolidated Financial Statements
(Unaudited)

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

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2010		2009
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$1,818	112	$2,408	156

Denominator:
Weighted average common shares outstanding	51,489	3,185	49,300	3,199
Basic net income per share	$0.04	0.04	$0.05	0.05

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$1,818	112	$2,408	156
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	112	-	156	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	-	-	(1)
Net income adjusted for allocation of undistributed earnings	$1,930	112	$2,564	155

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Unterim Consolidated Financial Statements
(Unaudited)

Denominator:
Number of shares used in basic computation	51,489	3,185	49,300	3,199
Conversion of Class B to Class A common shares outstanding	3,185	-	3,199	-
Unexercised stock options	71	-	372	-
Unvested restricted stock awards	-	-	35	-
Number of shares used in per share computations	54,745	3,185	52,906	3,199
Diluted net income per share	$0.04	0.04	$0.05	0.05

	Six Months Ended
	June 30,
	2010		2009
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$3,394	210	$2,740	178

Denominator:
Weighted average common shares outstanding	51,534	3,185	49,286	3,201
Basic net income per share	$0.07	0.07	$0.06	0.06

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$3,394	210	$2,740	178
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	210	-	178	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	-	-	(17)
Effect of share based compensation that may be settled in cash or shares	-	-	(242)	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$3,604	210	$2,676	161

Denominator:
Number of shares used in basic computation	51,534	3,185	49,286	3,201
Conversion of Class B to Class A common shares outstanding	3,185	-	3,201	-
Unexercised stock options	67	-	338	-
Unvested restricted stock awards	-	-	39	-
Effect of share based compensation that may be settled in cash or shares	-	-	237	-
Number of shares used in per share computations	54,786	3,185	53,101	3,201
Diluted net income per share	$0.07	0.07	$0.05	0.05

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Weighted average shares associated with outstanding share awards for the three and six months ended June 30, 2010 and 2009, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Shares associated with anti-dilutive unexercised stock options	1,077	5,044	1,053	5,134
Share-based compensation that may be settled in cash or shares the effect of which is anti-dilutive	233	247	233	-
Shares associated with unvested contingent options and awards for which the contingency has not been met	-	414	-	414

(g)	Common Stock
Following are the changes in issued common stock for the six months ended June 30, 2010 and 2009 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2008	50,062	3,203
Class B shares converted to Class A	9	(9)
Shares issued under stock option plan	69	-
Share awards issued	55	-
Shares retired	(219)	(2)
Balances at June 30, 2009	49,976	3,192

Balances at December 31, 2009	51,899	3,186
Class B shares converted to Class A	1	(1)
Shares issued under stock option plan	24	-
Share awards issued	188	-
Shares retired	(132)	-
Other	(2)	-
Balances at June 30, 2010	51,978	3,185

We retired 132,000 and 219,000 shares of our Class A common stock during the six months ended June 30, 2010 and 2009, respectively, that were acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting and the settlement of deferred compensation.

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock. Under this program, we are currently authorized to make up to $59.8 million of repurchases as of June 30, 2010.  We are authorized to continue our stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  During the three months ended June 30, 2010 and 2009 we repurchased 171,000 and 0

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

shares of our Class A and B common stock at a cost of $1.0 million and $0, respectively. During the six months ended June 30, 2010 and 2009 we repurchased 224,000 and 0 shares of our Class A and B common stock at a cost of $1.3 million and $0, respectively. The cost of the repurchased common stock is included in Retained Earnings on our Consolidated Balance Sheets.  We intend to retire the common shares repurchased pursuant to the buyback program.

If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters.  We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The repurchases have and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

The accounting estimates related to revenues from the high cost USF program are dependent on various inputs including current line counts, the most current rates paid to us, and our assessment of the impact of new Federal Communications Commission (“FCC”) regulations, and the potential outcome of FCC proceedings.  Some of the inputs are subjective and based on our judgment regarding the outcome of certain variables and is subject to upward or downward adjustment in subsequent periods.

Effective in the second quarter of 2010, we changed our USF high-cost area program support accrual methodology due to a change in our estimate of the current amounts expected to be paid to us.  The effect of this change in estimate was a revenue increase of $4.7 million, a net income increase of $3.1 million, and a basic and diluted net income per share increase of $0.06 for the three and six months ended June 30, 2010.

(i)      Guarantees
Certain of our customers have guaranteed levels of service.  We do not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

(j)      Impairment of Intangibles and Goodwill
Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  We are required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  We use a discounted cash flow method to determine the fair value of our reporting units.  This method requires us to make estimates and assumptions including projected cash flows and discount rate.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

Goodwill, cable certificates (certificates of convenience and public necessity) and wireless licenses are not amortized.  Cable certificates represent certain perpetual operating rights to provide cable services. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. Goodwill is not allocated to our reportable segments as our chief operating decision maker does not review a balance sheet by reportable segment to make decisions about resource allocation or evaluate segment performance, however, goodwill is allocated to our reporting units for the sole purpose of the annual impairment test.

(k)     Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges on a gross basis in our income statement for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Surcharges reported gross	$1,416	1,067	2,751	1,983

(l)      Reclassifications
Reclassifications have been made to the 2009 financial statements to make them comparable with the 2010 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Six month period ended June 30,	2010	2009
Increase in accounts receivable	$(7,534)	(6,948)
(Increase) decrease in prepaid expenses	(2,903)	64
(Increase) decrease in inventories	3,609	(1,537)
(Increase) decrease in other current assets	314	(4,180)
(Increase) decrease in other assets	1,022	(11,251)
Increase (decrease) in accounts payable	867	(4,341)
Increase (decrease) in deferred revenues	1,040	(325)
Decrease in accrued payroll and payroll related obligations	(2,893)	(2,890)
Increase (decrease) in accrued liabilities	3,472	(171)
Decrease in accrued interest	(1,393)	(608)
Increase (decrease) in subscriber deposits	(191)	106
Decrease in long-term deferred revenue	(1,282)	(794)
Increase (decrease) in components of other long-term liabilities	(562)	457
	$(6,434)	(32,418)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are for the six month period ended June 30, 2010 and 2009 (amounts in thousands):

Net cash paid or received:	2010	2009
Interest paid, net of amounts capitalized	$35,740	25,739
Income tax refund received	$1,163	911

The following items are non-cash investing and financing activities for the six month period ended June 30, 2010 and 2009 (amounts in thousands):

	2010	2009
Non-cash additions for purchases of property and equipment	$5,842	8,729
Asset retirement obligation additions to property and equipment	$570	377
Warranty receivable applied to capital lease obligation	$-	465
Common stock retired	$13	1,184

(3)     Intangible Assets
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amortization expense	$1,586	1,889	3,297	3,770

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2010	$5,331
2011	4,501
2012	3,056
2013	1,980
2014	1,127

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)
(4)	Long-Term Debt

2019 Notes

On November 3, 2009, GCI, Inc., a wholly owned subsidiary of GCI, privately placed $425.0 million of 8.625% Senior Notes due 2019 (“2019 Notes”). Simultaneously with the private placement, GCI, Inc. entered into a registration rights agreement with the initial purchasers of the 2019 Notes that required GCI, Inc. to cause a registration statement to become effective on or prior to June 1, 2010, and to complete an exchange offer on or before 30 days following the effective date of the registration statement.  In compliance with the agreement, the registration statement became effective June 1, 2010, and the exchange offer was completed on July 1, 2010.

Amended Senior Credit Facility
On January 29, 2010, GCI Holdings, Inc., a wholly owned subsidiary of GCI, entered into a Second Amended and Restated Credit and Guarantee Agreement with Calyon New York Branch, as administrative agent, Royal Bank of Canada, as syndication agent, and CoBank, ACB, Union Bank of California, N.A. and Wells Fargo Bank, N.A., as documentation agents ("amended Senior Credit Facility"). The amended Senior Credit Facility provides a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We have $2.8 million of letters of credit outstanding, which leaves $72.2 million available for borrowing under the revolving credit facility.  The amended Senior Credit Facility replaced our then existing Senior Credit Facility.  The amended Senior Credit Facility will mature on January 29, 2015.

The interest rate on our amended Senior Credit Facility is the London Interbank Offered Rate plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at June 30, 2010 and December 31, 2009 follow (amounts in thousands):

	June 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$872,226	874,760	872,294	866,820
Other liabilities	72,044	71,347	72,770	71,623

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair value of our 2019 Notes, 2014 Notes, U.S. Department of Agriculture Rural Utilities Service ("RUS") debt, CoBank mortgage note payable, and capital leases are valued based on quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.

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

Fair Value Measurements
ASC Topic 820 “Fair Value Measurements and Disclosures” established a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.  We have applied the provisions of Topic 820 to our trading securities and the assets of our deferred compensation plan (primarily money market funds and mutual funds).

Assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 were as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2010 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20	-	-
U.S. government and agency obligations	909	-	-

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Deferred compensation plan assets (money market funds)	1,492	-	-
Total assets at fair value	$2,421	-	-

December 31, 2009 Assets
Money market funds	$12	-	-
U.S. government and agency obligations	883	-	-
Deferred compensation plan assets money market funds)	1,522	-	-
Total assets at fair value	$2,417	-	-

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

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $2.84 per share and $3.49 per share, respectively. The total fair value of options vesting during the six months ended June 30, 2010 and 2009 was $82,000 and $2.4 million, respectively.

The following is a summary of our share-based compensation expense for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
Employee share-based compensation expense	$2,285	3,640
Adjustment to fair value of liability classified awards	161	(411)
Total share-based compensation expense	$2,446	3,229

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $6.1 million relating to 2.3 million restricted stock awards and $1.0 million relating to 406,000 unvested stock options as of June 30, 2010.  We expect to recognize share-based compensation expense over a weighted average period of 2.2 years for stock options and 1.8 years for restricted stock awards.

A summary of option activity under the Stock Option Plan for the six months ended June 30, 2010 follows (share amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding options at December 31, 2009	1,627	$7.35
Granted	203	$5.34
Exercised	(24)	$4.53
Forfeited and retired	(445)	$7.66
Outstanding at June 30, 2010	1,361	$6.99	4.8	$ 1,410
Exercisable at June 30, 2010	953	$7.11	3.2	$ 916

A summary of the status of nonvested restricted stock awards under the Stock Option Plan as of June 30, 2010, and changes during the six months ended June 30, 2010, are presented below (share amounts in thousands):

		Weighted
		Average
		Grant Date
Nonvested Restricted Stock Awards	Shares	Fair Value
Nonvested at December 31, 2009	2,225	$5.69
Granted	188	$5.69
Vested	(129)	$10.4
Forfeited	(131)	$12.53
Nonvested at June 30, 2010	2,153	$4.99

The total shares available for grant under the Stock Option Plan were 4.3 million shares at June 30, 2010.

The total intrinsic values, determined as of the date of exercise, of options exercised during the six months ended June 30, 2010 and 2009 were $48,000 and $96,000, respectively. We received $111,000 and $399,000 in cash from stock option exercises during the the six months ended June 30, 2010 and 2009, respectively.

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the six months ended June 30, 2010 (share amounts in thousands):

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	150	$6.50
Options forfeited and retired	(150)	$6.50
Outstanding at June 30, 2010	-
Available for grant at June 30, 2010	-

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and Chief Executive Officer.  The lease was amended effective January 1, 2002 and February 25, 2005.  Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 100,000 shares were exercised during the year ended December 31, 2006 and the remaining 150,000 shares expired on March 31, 2010.

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are allocated to our segments using segment margin for the years ended December 31, 2009 and 2008, respectively.  Bad debt expense for the three and six months ended June 30, 2010 and 2009 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and six months ended June 30, 2010 and 2009, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, and non-cash contribution adjustment (“adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1 in the “Notes to Consolidated Financial Statements” included in Part II of our December 31, 2009 annual report on Form 10-K. Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and six months ended June 30, 2010 and 2009 follows (amounts in thousands):

Three months ended June 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$-	(5)	1,326	-	48	1,369
External	87,149	27,112	32,071	10,387	5,607	162,326
Total revenues	$87,149	27,107	33,397	10,387	5,655	163,695
Adjusted EBITDA	$31,255	13,187	8,044	3,148	1,717	57,351

2009
Revenues:
Intersegment	$-	156	1,482	-	52	1,690
External	73,399	31,120	26,911	10,998	6,368	148,796
Total revenues	$73,399	31,276	28,393	10,998	6,420	150,486
Adjusted EBITDA	$22,292	15,671	5,592	5,358	2,323	51,236

Six months ended June 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$-	1	2,656	-	88	2,745
External	167,517	53,295	59,794	22,472	11,667	314,745
Total revenues	$167,517	53,296	62,450	22,472	11,755	317,490
Adjusted EBITDA	$57,207	25,178	14,401	8,063	3,560	108,409

2009
Revenues:
Intersegment	$-	383	2,938	-	104	3,425
External	144,118	64,319	54,903	21,608	12,537	297,485
Total revenues	$144,118	64,702	57,841	21,608	12,641	300,910
Adjusted EBITDA	$41,070	32,590	10,893	9,276	3,855	97,684

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reportable segment revenues	$163,695	150,486	317,490	300,910
Less intersegment revenues eliminated in consolidation	1,369	1,690	2,745	3,425
Consolidated revenues	$162,326	148,796	314,745	297,485

A reconciliation of reportable segment adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Reportable segment adjusted EBITDA	$57,351	51,236	108,409	97,684
Less depreciation and amortization expense	(30,820)	(31,170)	(61,946)	(61,904)
Less share-based compensation expense	(1,643)	(1,427)	(2,446)	(3,229)
(Less) plus non-cash contribution adjustment	160	(80)	160	(480)
Consolidated operating income	25,048	18,559	44,177	32,071
Less other expense, net	(17,653)	(13,262)	(35,272)	(25,901)
Consolidated income before income tax expense	$7,395	5,297	8,905	6,170

(8)	Commitments and Contingencies

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)
Universal Service
The USF pays Eligible Telecommunications Carriers (“ETC”) to support the provision of local service in high cost areas. Under FCC regulations and Regulatory Commission of Alaska orders, we are an authorized competitive ETC for purposes of providing wireless and wireline telephone service in Anchorage, Juneau, Fairbanks, and the Matanuska Telephone Association study area (which includes the Matanuska-Susitna Valley) and other lower population areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer wireline and wireless local services, and our revenue for providing local services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap will generally reduce the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which was to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.  On April 8, 2009, the FCC issued a Notice of Inquiry to review aspects of its high cost support program.  Comments were filed on May 8, 2009, and replies were filed on June 8, 2009.  We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us.

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a 10-year period.  On April 21, 2010, the FCC initiated a proceeding to consider interim and long-term USF reforms, including a five-year phase-out of support to competitive ETCs.   We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by the reduction of USF support.

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

Rural Health Care Division Revenue
We have a customer who participates in the Rural Health Care Division support program that is operated by the Universal Service Administrative Company (“USAC”).  We have been providing service to this customer pursuant to a contract since July 1, 2008.  We have received funding commitment letters from USAC for both funding years that have passed since the contract start date.  The commitment letter for the year from July 2008 to June 2009 committed funding for all but $1.7 million of that particular year.  USAC denied funding of $1.7 million based on the timing of equipment placed in service in relation to service charges.  We intend to file an appeal in response to the denial.  We have recorded a reserve by reducing revenue $1.7 million in the three and six months ended June 30, 2010 and increasing the allowance for doubtful receivables by $1.7 million at June 30, 2010.  The commitment letter for the year from July 2009 to June 2010 fully approved funding.  At June 30, 2010, we have recorded net accounts receivable of $21.4 million for this agreement.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)
Alaska Wireless Contingent Payment
On July 1, 2008 we completed the acquisition of all of the ownership interests in Alaska Wireless Communications, LLC (“Alaska Wireless”). We made an initial payment on the acquisition date and an additional payment of $5.2 million in February 2010 that was contingent on the achievement of certain financial conditions.  The commitment was accrued at December 31, 2009.

TERRA-Southwest
In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, United Utilities, Inc.'s ("UUI") application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, UUI’s project, TERRA-Southwest (“TERRA-SW”), will be able to serve 9,089 households and 748 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI started construction on TERRA-SW in 2010 and expects to complete the project within three years of starting construction.

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

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.  The ongoing weakness in the national economy continues to negatively impact consumer confidence and spending.  There are some indicators that consumer confidence might be improving; however, there is no clear indication that the economy is in a recovery.  Continued stress in the economy could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. Mortgage foreclosure rates in Alaska are among the lowest in the nation and the commercial real estate market is steady. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. The majority of our revenue is driven by the strength of the Alaska economy which appears relatively well positioned to weather the recessionary pressures, nonetheless we cannot predict the impact the economic crisis may have on us.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage			Percentage
		Three Months Ended		Change1	Six Months Ended		Change1
		June 30,		2010	June 30,		2010
		2010	2009	vs. 2009	2010	2009	vs. 2009
(Unaudited)
Statements of Operations Data:
	Revenues:
	Consumer segment	54%	50%	19%	53%	48%	16%
	Network Access segment	17%	21%	(13%)	17%	22%	(17%)
	Commercial segment	20%	18%	19%	19%	19%	9%
	Managed Broadband segment	6%	7%	(6%)	7%	7%	4%
	Regulated Operations segment	3%	4%	(12%)	4%	4%	(7%)
	Total revenues	100%	100%	9%	100%	100%	6%
	Selling, general and
	administrative expenses	34%	35%	6%	34%	36%	0%
	Depreciation and amortization
	expense	19%	21%	(1%)	20%	21%	0%
	Operating income	15%	13%	35%	14%	11%	38%
	Other expense, net	11%	9%	33%	11%	9%	36%
	Income before income tax expense	5%	4%	39%	3%	2%	44%
	Net income	1%	2%	(25%)	1%	1%	24%

1	Percentage change in underlying data.

Three Months Ended June 30, 2010 (“second quarter of 2010”) Compared to Three Months Ended June 30, 2009 (“second quarter of 2009”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 9% from $148.8 million in the second quarter of 2009 to $162.3 million in the second quarter of 2010.  Revenue increases in our Consumer and Commercial segments were partially off-set by decreases in our Network Access, Managed Broadband and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 9% from $47.3 million in the second quarter of 2009 to $51.8 million in the second quarter of 2010. Cost of Goods Sold increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 54% of second quarter of 2010 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Voice	$15,254	12,988	17%
Video	29,352	27,132	8%
Data	14,608	12,166	20%
Wireless	27,935	21,113	32%
Total Consumer segment revenue	$87,149	73,399	19%

Consumer segment Cost of Goods Sold represented 51% of second quarter of 2010 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Voice	$3,168	3,775	(16%)
Video	12,569	11,037	14%
Data	924	1,014	(9%)
Wireless	9,531	8,185	16%
Total Consumer segment Cost of Goods Sold	$26,192	24,011	9%

Consumer segment adjusted EBITDA, representing 54% of second quarter of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Consumer segment adjusted EBITDA	$31,255	22,292	40%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	90,200	88,600	2%
Long-distance minutes carried (in millions)	26.7	28.3	(6%)
Total local access lines in service2	85,100	81,200	5%
Local access lines in service on GCI facilities2	77,100	70,300	10%
Video:
Basic subscribers3	131,200	129,700	1%
Digital programming tier subscribers4	80,600	76,200	6%
HD/DVR converter boxes5	86,500	74,400	16%
Homes passed	234,700	230,400	2%
Average monthly gross revenue per subscriber6	$74.54	$69.59	7%
Data:
Cable modem subscribers7	103,500	94,900	9%
Wireless:
Wireless lines in service8	119,000	103,600	15%

Average monthly gross revenue per subscriber9	$57.96	$57.88	0%

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

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $2.3 million or 122% increase in recognized support from the USAC.  We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers.

The increase in video revenue is primarily due to the following:

•
An 8% increase in programming services revenue to $23.3 million in 2010 primarily resulting from an increase in digital programming tier subscribers in 2010 and a rate increase on certain cable service offerings beginning in August 2009, and

•	An 8% increase in equipment rental revenue to $5.7 million in 2010 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 22% increase in cable modem revenue to $12.9 million due to increased subscribers and their selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and a $4.6 million increase in USAC support.  We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers. This increase was partially off-set by the absence of $2.4 million in support in the second quarter of 2009 related to services provided during the first quarter of 2009 and the year ended December 31, 2008. The support was for a new local access area for which we received ETC status in May 2009. Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services lines on our own facilities during the last six months of 2009 and the first six months of 2010 and decreased voice minutes carried.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and an increase in digital programming tier subscribers.

The wireless Cost of Goods Sold increase is primarily due to increased costs for handset equipment sales associated with increased number of wireless subscribers and the inclusion of premium wireless handsets which have higher costs.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased revenue as described above in "Consumer Segment Revenues,” which was partially offset by increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment. The increase in allocated selling, general and administrative expense is due primarily to an increase in the 2009 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network Access segment revenue represented 17% of second quarter of 2010 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Voice	$7,176	13,444	(47%)
Data	15,823	16,073	(2%)
Wireless	4,113	1,603	157%
Total Network Access segment revenue	$27,112	31,120	(13%)

Network Access segment Cost of Goods Sold represented 12% of second quarter of 2010 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Voice	$3,216	4,464	(28%)
Data	2,855	1,726	65%
Wireless	308	366	(16%)
Total Network Access segment Cost of Goods Sold	$6,379	6,556	(3%)

Network Access segment adjusted EBITDA, representing 23% of second quarter of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Network Access segment adjusted EBITDA	$13,187	15,671	(16%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	201.3	215.6	(7%)
Data:
Total Internet service provider access lines in service1	1,700	1,700	0%

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

The decrease in data revenue is due to decreased rates for capacity purchased by our common carrier customers partially off-set by increased data network capacity purchased by the same customers.

The increase in wireless revenue is due to increased roaming revenue in 2010 primarily due to improved coverage and new roaming partners.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried and the movement of more traffic onto our network in lieu of carrying traffic on third party networks.

The increase in data Cost of Goods Sold is primarily due to the increase in data network capacity described above in “Network Access Segment Revenues” and a $585,000 favorable adjustment in 2009 resulting from a refund of fiber repair costs. The fiber repair costs were originally recognized in the first quarter of 2008.  Due to the uncertainty surrounding the refund of the fiber repair costs, we deferred recognition until collection of the refund was reasonably assured.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased revenue as described in “Network Access Segment Revenues” and an increase in selling, general and administrative expense that was allocated to our Network Access segment primarily due to an increase in consolidated selling, general and administrative expense. These decreases are partially off-set by decreased Cost of Goods Sold as described in “Network Access Segment Cost of Goods Sold.”

Commercial Segment Overview
Commercial segment revenue represented 20% of second quarter of 2010 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Voice	$8,448	7,701	10%
Video	2,639	2,221	19%
Data	18,831	15,409	22%
Wireless	2,153	1,580	36%
Total Commercial segment revenue	$32,071	26,911	19%

Commercial segment Cost of Goods Sold represented 29% of second quarter of 2010 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Voice	$3,902	4,898	(20%)
Video	532	506	5%
Data	9,712	6,696	45%
Wireless	951	877	8%
Total Commercial segment Cost of Goods Sold	$15,097	12,977	16%

Commercial segment adjusted EBITDA, representing 14% of second quarter of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2010	2009	Change
Commercial segment adjusted EBITDA	$8,044	5,592	44%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	9,400	9,600	(2%)
Long-distance minutes carried (in millions)	29.4	31.8	(8%)
Total local access lines in service2	48,000	47,300	1%
Local access lines in service on GCI facilities2	20,600	18,400	(2%)
Data:
Cable modem subscribers3	10,800	10,400	4%
Wireless:
Wireless lines in service4	12,200	8,900	37%

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

Commercial Segment Revenues
The increase in voice revenue is primarily due to a $684,000 or 134% increase in USAC support. We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers.

The increase in data revenue is primarily due to a $3.1 million or 42% increase in managed services project revenue. The revenue increase is primarily from special project work and a nonrecurring $1.4 million equipment sale.  The managed services project revenue increase is partially off-set by a decrease in monthly recurring project revenue.

The increase in wireless revenue is primarily due to an increase in the number of wireless subscribers and a $430,000 or 203% increase in USAC support.  We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to interstate rate decreases and cost savings resulting from increased deployment of local access services lines on our own facilities during the last six months of 2009 and first six months of 2010.

The increase in data Cost of Goods Sold is primarily due to a $3.4 million or 76% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase is primarily due to increased revenue as described in “Commercial Segment Revenues.”  This increase was partially off-set by increased Cost of Goods Sold as described in “Commercial Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 6%, 6% and 5% of second quarter of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, decreased 6% to $10.4 million in second quarter of 2010 as compared to second quarter of 2009. The decrease is primarily due to $1.7 million in denied funding from the USAC for one Rural Health customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010. This decrease was partially off-set by increased monthly contract revenue due to increased data network capacity purchased by our Rural Health and School Access customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 34% to $3.2 million primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA decreased 41% to $3.1 million in 2010 primarily due to a decrease in revenue as described above in “Managed Broadband Segment Revenues.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods sold and adjusted EBITDA represented 3%, 2% and 3% of second quarter of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

The selected key performance indicator for our Regulated Operations segment follows:

	June 30,		Percentage
	2010	2009	Change
Voice:
Total local access lines in service on GCI facilities1	10,600	11,600	(9%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $6.4 million in the second quarter of 2009 to $5.6 million in the second quarter of 2010.  The decrease is primarily due to projected lower levels of eligible cost recovery due to changes in lines in service, traffic sensitive activity levels and reserve adjustments.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $1.4 million in the second quarter of 2009 to $926,000 in the second quarter of 2010.  The decrease is primarily due to a change in allocation of network maintenance costs which resulted in a decrease to our Regulated Operations segment and an increase to our Consumer, Network Access, Commercial and Managed Broadband segments.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA decreased 26% to $1.7 million in 2010 primarily due to decreased revenue as described above in “Regulated Operations Segment Revenues,” partially offset by decreased Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6% to $54.7 million in the second quarter of 2010 primarily due to the following:

•	An $1.3 million increase in labor costs,
•	A $1.1 million increase in health care costs, and
•
A $700,000 increase in bad debt expense primarily due to the absence of a cash receipt in 2009 on a previously reserved Managed Broadband account and a slight increase in reserves for Consumer accounts in 2010.

The increases were partially off-set by a $580,000 decrease in our company-wide success sharing bonus accrual and a $600,000 decrease in sales expense.

As a percentage of total revenues, selling, general and administrative expenses decreased to 34% in the second quarter of 2010 from 35% in the second quarter of 2009.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 1% to $30.8 million in the second quarter of 2010 primarily due to assets which became fully depreciated during the second quarter of 2010.

Other Expense, Net
Other expense, net of other income, increased 33% to $17.7 million in the second quarter of 2010 primarily due to a $4.0 million increase in interest expense to $17.5 million in 2010.  The interest expense increase is due to the issuance of the 2019 Notes, which have a higher interest rate than the interest rate paid on our amended Senior Credit Facility.  The proceeds from the issuance of the 2019 Notes were primarily used to repay and retire the outstanding amount due on our amended Senior Credit Facility.

Income Tax Expense
Income tax expense totaled $5.5 million and $2.7 million in the second quarters of 2010 and 2009, respectively. Our effective income tax rate increased from 52% in 2009 to 74% in 2010 primarily due to an increase in our estimated 2010 effective tax rate at June 30, 2010, as compared to the estimate at March 31, 2010, and an increase in the permanent differences as compared to our net income before income tax expense in 2010 as compared to 2009.

At June 30, 2010, we have (1) tax net operating loss carryforwards of $194.8 million that will begin expiring primarily in 2019 if not utilized, and (2) alternative minimum tax credit carryforwards of $1.9 million available to offset regular income tax payable in future years.

We have recorded deferred tax assets of $80.1 million associated with income tax net operating losses that were generated from 1996 to 2009, and that expire from 2019 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2009, and that expire in 2024 through 2029, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 58% to 61% in the year ended December 31, 2010.

Six Months Ended June 30, 2010 (“2010”) Compared to Six Months Ended June 30, 2009 (“2009”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 6% from $297.5 million in 2009 to $314.7 million in 2010.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 6% from $95.2 million in 2009 to $100.7 million in 2010. Cost of Goods Sold increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 53% of 2010 consolidated revenues. The components of Consumer segment revenue are as follow (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$29,110	26,903	8%
Video	58,376	54,502	7%
Data	28,734	23,928	20%
Wireless	51,297	38,785	32%
Total Consumer segment revenue	$167,517	144,118	16%

Consumer segment Cost of Goods Sold represented 52% of 2010 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$6,503	7,492	(13%)
Video	25,466	22,359	14%
Data	1,823	2,128	(14%)
Wireless	18,033	15,435	17%
Total Consumer segment Cost of Goods Sold	$51,825	47,414	9%

Consumer segment adjusted EBITDA, representing 53% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Consumer segment adjusted EBITDA	$57,207	41,070	39%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	55.0	57.9	(5%)
Video:
Average monthly gross revenue per subscriber1	$73.77	$69.28	6%
Wireless:
Average monthly gross revenue per subscriber2	$59.08	$58.59	1%

1 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of the period.
2 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2010 and 2009.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $1.3 million or 25% increase in recognized support from the USAC. We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes to the variables used to calculate our estimate and an increase in the number of local subscribers. This increase was partially off-set by an absence of $674,000 in support in 2009 related to services provided during the year ended December 31, 2008. In March 2009, the FCC issued an order which provided uncapped support for all lines served by competitive ETCs for tribal lands in Alaska Native regions retroactive to August 2008. This revenue was for the additional support for the period August to December 2008.

The increase in video revenue is primarily due to the following:

●
A 7% increase in programming services revenue to $46.2 million in 2010 primarily resulting from an increase in digital programming tier subscribers in 2010 and a rate increase on certain cable service offerings beginning in August 2009, and

●	An 8% increase in equipment rental revenue to $11.4 million in 2010 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 23% increase in cable modem revenue to $25.3 million due to increased subscribers and their selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to a $7.2 million increase in USAC support. We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes to the variables used to calculate our estimate and an increase in the number of wireless subscribers.

This increase in wireless USAC support was partially off-set by the following:

•
An absence of $1.7 million in support in 2009 related to services provided during the year ended December 31, 2008. The support was for a new local access area for which we received ETC status in May 2009. Collectability was not reasonably assured until we were awarded ETC status, therefore, we deferred revenue recognition until such status was confirmed, and

•
An absence of $810,000 in support in 2009 related to services provided during the year ended December 31, 2008. In March 2009, the FCC issued an order which provided uncapped support for all lines served by competitive ETCs for tribal lands in Alaska Native regions retroactive to August 2008.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to cost savings resulting from the increased deployment of local access services lines on our own facilities during the last six months of 2009 and the first six months of 2010 and decreased voice minutes carried.

The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, and an increase in digital programming tier subscribers.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and the inclusion of higher cost premium wireless handsets in sales promotions.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased revenue as described above in "Consumer Segment Revenues,” which was partially offset by increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment. The increase in allocated selling, general and administrative expense is due primarily to an increase in the 2009 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network access segment revenue represented 17% of 2010 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$13,835	27,778	(50%)
Data	32,152	34,027	(6%)
Wireless	7,308	2,514	191%
Total Network Access segment revenue	$53,295	64,319	(17%)

Network Access segment Cost of Goods Sold represented 13% of 2010 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$6,700	8,541	(22%)
Data	5,608	4,212	33%
Wireless	599	487	23%
Total Network Access segment Cost of Goods Sold	$12,907	13,240	(3%)

Network Access segment adjusted EBITDA, representing 23% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Network Access segment adjusted EBITDA	$25,178	32,590	(23%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	394.9	416.1	(5%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2010 and 2009.

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

The decrease in data revenue is due to decreased rates for capacity purchased by our common carrier customers partially off-set by increased data network capacity purchased by the same customers.

The increase in wireless revenue is due to increased roaming revenue in 2010 primarily due to improved coverage and new roaming partners.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried and the movement of more traffic onto our network in lieu of carrying traffic on third party networks.

The increase in data Cost of Goods Sold is primarily due to the increase in data network capacity described above in “Network Access Segment Revenues” and a $585,000 favorable adjustment in 2009 resulting from a refund of fiber repair costs.  The fiber repair costs were originally recognized in the first quarter of 2008.  Due to the uncertainty surrounding the refund of the fiber repair costs, we deferred recognition until collection of the refund was reasonably assured.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased revenue as described in “Network Access Segment Revenues” and an increase in selling, general and administrative expense that was allocated to our Network Access segment primarily due to an increase in consolidated selling, general and administrative expense. These decreases are partially off-set by decreased Cost of Goods Sold as described in “Network Access Segment Cost of Goods Sold.”

Commercial Segment Overview
Commercial segment revenue represented 19% of 2010 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$16,291	15,685	4%
Video	4,956	4,271	16%
Data	34,333	31,924	8%
Wireless	4,214	3,023	39%
Total Commercial segment revenue	$59,794	54,903	9%

Commercial segment Cost of Goods Sold represented 27% of 2010 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$8,140	9,467	(14%)
Video	1,030	1,003	3%
Data	16,524	14,261	16%
Wireless	1,774	1,601	11%
Total Commercial segment Cost of Goods Sold	$27,468	26,332	4%

Commercial segment adjusted EBITDA, representing 13% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Commercial segment adjusted EBITDA	$14,401	10,893	32%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	59.0	64.0	(8%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2010 and 2009.

Commercial Segment Revenues
The increase in voice revenue is primarily due to a $574,000 or 41% increase in recognized support from the USAC. We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes to the variables used to calculate our estimate and an increase in the number of local subscribers.

The increase in video revenue is primarily due to an increase in sales of cable advertising services due to local political elections and return of seasonal tourism advertising which was negatively affected in 2009 by the general economic slowdown.

The increase in data revenue is primarily due to a $1.9 million or 13% increase in managed services project revenue. The revenue increase is primarily from special project work and a nonrecurring $1.4 million equipment sale.  The managed services project revenue increase is partially off-set by a decrease in monthly recurring project revenue.

The increase in wireless revenue is primarily due to a $873,000 or 276% increase in USAC support.  We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to an interstate rate decrease and cost savings resulting from increased deployment of local access services lines on our own facilities during the last six months of 2009 and first six months of 2010.

The increase in data Cost of Goods Sold is primarily due to a $2.8 million or 29% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The adjusted EBITDA increase was primarily due to increased revenue as described in “Commercial Segment Revenues.” This increase was partially off-set by increased Cost of Goods Sold as described in “Commercial Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 7%, 6% and 7% of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 4% to $22.5 million in 2010 as compared to 2009. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our Rural Health and School Access customers.  The increase is partially off-set by the $1.7 million in denied funding from the USAC for one Rural Health customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in second quarter of 2010.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $5.0 million in 2009 to $6.4 million in 2010 primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA decreased 13% to $8.1 million in 2010 primarily due to an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” partially off-set by an increase in revenue as described above in "Managed Broadband Segment Revenues."

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and adjusted EBITDA represented 4%, 2% and 3% of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2010 and 2009.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $12.5 million in 2009 to $11.7 million in 2010 primarily due to projected lower levels of eligible cost recovery due to changes in lines in service, traffic sensitive activity levels and reserve adjustments.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $3.2 million in 2009 to $2.1 million in 2010 primarily due to a change in allocation of network maintenance costs which resulted in a decrease to our Regulated Operations segment and an increase to our Consumer, Network Access, Commercial and Managed Broadband segments.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA decreased 8% to $3.6 million in 2010 primarily due an increase in selling, general and administrative expense and decreased revenue as described above in “Regulated Operations Segment Revenues.”  These were partially offset by decreased Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $344,000 to $108.0 million in 2010 primarily due to the following:

•	A $1.3 million decrease in our company-wide success sharing bonus accrual,
•	A $1.2 million decrease in contract labor,
•	A $1.5 million decrease in sales expense,
•	An $800,000 decrease in share-based compensation expense, and
•	The absence of a $500,000 contribution expense recognized upon the gift of an IRU to the University of Alaska that was recorded in 2009.

The decreases were partially off-set by the following:

•	A $2.0 million increase in labor costs,
•	A $1.6 million increase in health benefit costs, and
•
A $600,000 increase in bad debt expense primarily due to the absence of a cash receipt in 2009 on a previously reserved Managed Broadband account and a slight increase in reserves for Consumer accounts in 2010.

As a percentage of total revenues, selling, general and administrative expenses decreased to 34% in 2010 from 36% in 2009, primarily due to increasing revenues combined with the net decreases described above.

Depreciation and Amortization Expense
Depreciation and amortization expense was consistent at $61.9 million in 2010 and 2009 primarily due to assets which became fully depreciated during the second quarter of 2010.

Other Expense, Net
Other expense, net of other income, increased 36% to $35.3 million in 2010 primarily due to a $8.3 million increase in interest expense to $34.6 million in 2010.  The interest expense increase is due to the issuance of the 2019 Notes, which have a higher interest rate than the interest rate paid on our amended Senior Credit Facility.  The proceeds from the issuance of the 2019 Notes were primarily used to repay and retire the outstanding amount due on our amended Senior Credit Facility.

Income Tax Expense
Income tax expense totaled $5.3 million and $3.3 million in 2010 and 2009, respectively. Our effective income tax rate increased from 53% in 2009 to 60% in 2010 primarily due to an increase in the permanent differences as compared to our net income before income tax expense in 2010 as compared to 2009.

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

In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, UUI's application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. Upon completion, UUI’s project, TERRA-SW, will be able to serve 9,089 households and 748 businesses in the 65 covered communities. The project will also be able to serve numerous public/nonprofit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act. The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements. UUI began construction on TERRA-SW in 2010 and expects to complete the project within three years of starting construction.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2010 and 2009, are summarized as follows (amounts in thousands):

	2010	2009
Operating activities	$70,687	42,747
Investing activities	(49,186)	(59,055)
Financing activities	(3,682)	13,835
Net increase (decrease) in cash and cash equivalents	$17,819	(2,473)

Operating Activities
The increase in cash flows provided by operating activities is due primarily to a $15.0 million contractually required payment in 2009, a decrease in inventory, an increase in accrued liabilities and an increase in operating income in 2010 as compared to 2009.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.  The decrease in cash flows used for investing activities is due primarily to a decrease in spending for property and equipment, including construction in progress in 2010 partially off-set by the final contingent payment of $5.2 million for the Alaska Wireless acquisition.

Our cash expenditures for property and equipment, including construction in progress, totaled $41.9 million and $57.3 million during the six months ended June 30, 2010 and 2009, respectively.  Our capital expenditures decreased in 2010 primarily due to the decreased pace of our wireless network expansion.  We expect our 2010 expenditures for property and equipment for our core operations, including construction in progress, to total $95.0 million to $105.0 million, depending on available opportunities and the amount of cash flow we generate during 2010, and excluding grant funded capital expenditures related to our TERRA-SW project.

Financing Activities
Net cash used in financing activities consists primarily of our proceeds from borrowings off-set by our debt repayments, payment of debt issuance costs and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on the amounts paid for capital expenditures and to fund acquisitions.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.  The decrease in cash flows provided by financing activities is due to a decrease in long-term debt borrowings in 2010 compared to 2009, partially off-set by a decrease in long-term debt payments and an increase in debt issuance costs and repurchases of our common stock in 2010 compared to 2009.

Available Borrowings Under Senior Credit Facility
On January 29, 2010, we replaced our then existing Senior Credit Facility with a new amended Senior Credit Facility that provides a $75.0 million revolving credit facility and that extends the maturity through January 29, 2015.

We have a $75.0 million revolving Senior Credit Facility with a $25.0 million sublimit for letters of credit.  We have $2.8 million of letters of credit outstanding, which leaves $72.2 million available for borrowing under the revolving credit facility as of June 30, 2010.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2019 Notes, amended Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock. Under this program, we are currently authorized to make up to $59.8 million of repurchases as of June 30, 2010. We are authorized to continue the stock repurchases of up to $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During the six months ended June 30, 2010 we repurchased 224,000 shares of GCI common stock at a cost of $1.3 million. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for the six months ended June 30, 2010 are described below.

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

Allowance for Doubtful Receivables
We maintain allowances for doubtful receivables for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful receivables based on our assessment of the likelihood that our customers will satisfactorily comply with rules necessary to obtain supplemental funding from the USAC for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our financial condition and results of operations.

Impairment and Useful Lives of Intangible Assets
We had $291.1 million of indefinite-lived intangible assets at June 30, 2010 consisting of cable certificates of $191.6 million, goodwill of $73.5 million and wireless licenses of $26.0 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.

We are required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Our cable certificates are our largest indefinite-lived intangible asset and represent agreements with government entities to construct and operate a cable business.  The value of our cable certificates is derived from the economic benefits we receive from the right to solicit new customers and to market new services.  The amount we have recorded for cable certificates is primarily from cable system acquisitions.  The cable certificates are valued under a direct discounted cash flow method whereby the cash flow associated with existing customers is isolated after appropriate contributory asset charges and then projected based on an analysis of customer churn and attrition characteristics.

Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  The amount we have recorded is from the acquisitions of wireless companies and from auctions of wireless spectrum.  We use comparable market transactions from recent FCC auctions, as appropriate, and a hypothetical build-up method to value our wireless licenses.

Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition.  We use an income approach to determine the fair value of our reporting units for purposes of our goodwill impairment test.  In addition, a market-based approach is used where possible to corroborate the fair values determined by the income approach.

The direct discounted cash flow, hypothetical build-up, and income approach valuation methods require us to make estimates and assumptions including projected cash flows, discount rate, customer churn, and customer behaviors and attrition.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Events and factors that may be out of our control that could affect the estimates include such things as competitive forces, customer behaviors, change in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions.  Our company is operated and managed with two balance sheets, however, our impairment tests must be performed at the reporting unit level, which requires us to allocate our balance sheet.  These allocations are subjective and require a significant amount of judgment.  Changes to the assumptions and allocation methodologies could significantly change our estimates.  We may also record impairments in the future if there are changes in long-term market conditions, in expected future operating results, or in laws and regulations that may prevent us from recovering the carrying value of our goodwill, cable certificates, and wireless licenses.

We have allocated all of the goodwill to our reporting units and based on our annual impairment test as of October 31, 2009, the fair value of each reporting unit exceeded the book value by a range between 15% and 340%.  The reporting unit that exceeded the book value by 15% passed the goodwill impairment test by $25.4 million, which we believe is a large margin.  We believe none of our reporting units were close to failing step one of the goodwill impairment test.

Based on our annual impairment test as of October 31, 2009, the fair value of our wireless licenses exceeded the book value by 112%.  The fair value of our cable certificates exceeded the book value by 14% and $27.4 million as of October 31, 2009, which we believe is a large margin.  We believe that none of our indefinite lived intangible assets were close to failing the impairment test.

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

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $80.1 million associated with income tax net operating losses that were generated from 1996 to 2009, and that expire from 2019 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2009, and that expire in 2024 through 2029, respectively.  Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. We have not recorded a valuation allowance on the deferred tax assets as of June 30, 2010 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part II of our December 31, 2009 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our amended Senior Credit Facility carries interest rate risk.  We had no principal balance outstanding on our amended Senior Credit Facility as of June 30, 2010.  All of our material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
In the second quarter of 2010 we identified a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  Our revenue and accounts receivable were corrected prior to the issuance of our consolidated financial statements included in Part I, Item I of this quarterly report.  The impact of this error was deemed to be immaterial in the current and prior periods. We will begin remediation in the third quarter of 2010 by strengthening the design and operation of our controls over the preparation and review of the USF high cost program support revenue accrual.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)  Not applicable.

(c) The following table provides information about repurchases of shares of our Class A and Class B common stock during the quarter ended June 30, 2010:

				(d) Maximum
			(c) Total	Number (or
			Number of	approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid per	Plans or	the Plan or
	Purchased1	Share	Programs2	Programs3
April 1, 2010 to
April 30, 2010	91,170	$5.87	91,170	$60,283,156
May 1, 2010 to
May 31, 2010	74,192	$5.84	74,192	$59,850,204
June 1, 2010 to
June 30, 2010	5,948	$5.96	5,948	$59,814,755
Total	171,310

1 Open market purchases made under our publicly announced repurchase plan.
2 The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors.
We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by our Board of Directors.
3 The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $130.0 million through June 30, 2010 consisting of $125.0 million through
March 31, 2010 and an additional $5.0 during the three months ended June 30, 2010. We have made total repurchases under the program of $70.2 million through June 30, 2010. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer
10.173	Audit Committee Charter (as revised by the Board of Directors of General
Communication, Inc. effective as of January 1, 2010)
10.174	Nominating and Corporate Governance Committee Charter (as revised by the Board of Directors of General Communication, Inc. effective as of
January 1, 2010)
10.175	Ninth Amendment to the Full-Time Transponder Capacity Agreement
(Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat
Corporation and GCI Communication Corp. dated June 29, 2010 #

#	CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC. Each omitted Confidential Portion is marked by three asterisks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 5, 2010
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	August 5, 2010
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 5, 2010
Lynda L. Tarbath	Officer (Principal Accounting Officer)