Form 10-Q
period 2010-09-30
GENERAL COMMUNICATION INC
filed 2010-11-08
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant's classes of common stock as of November 1, 2010 was:

44,338,532 shares of Class A common stock; and
3,180,210 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of September 30, 2010 and December 31, 2009 (unaudited)	4

	Consolidated Income Statements for the three and nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and 2009 (unaudited)	7

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 6.	Exhibits	48

Other items are omitted, as they are not applicable.

SIGNATURES		49

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	September 30,	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$79,000	48,776

Receivables	171,994	147,859
Less allowance for doubtful receivables	9,913	7,060
Net receivables	162,081	140,799

Deferred income taxes	17,522	17,618
Prepaid expenses	6,054	4,491
Inventories	7,922	9,278
Other current assets	5,282	5,872
Total current assets	277,861	226,834

Property and equipment in service, net of depreciation	788,648	823,080
Construction in progress	40,692	26,161
Net property and equipment	829,340	849,241

Cable certificates	191,635	191,565
Goodwill	73,452	73,452
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	17,494	19,561
Deferred loan and senior notes costs, net of amortization	14,159	13,168
Other assets	16,542	18,609
Total other assets	339,249	342,322
Total assets	$1,446,450	1,418,397

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$10,379	9,892
Accounts payable	35,068	30,697
Deferred revenue	22,461	21,404
Accrued payroll and payroll related obligations	22,140	21,874
Accrued interest	16,914	14,821
Accrued liabilities	12,522	15,037
Subscriber deposits	1,205	1,549
Total current liabilities	120,689	115,274

Long-term debt, net	773,830	771,247
Obligations under capital leases, excluding current maturities	85,461	89,279
Obligation under capital lease due to related party	1,883	1,876
Deferred income taxes	110,550	100,386
Long-term deferred revenue	50,410	52,342
Other liabilities	23,269	21,676
Total liabilities	1,166,092	1,152,080

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 52,022 and
51,899 shares at September 30, 2010 and December 31, 2009, respectively; outstanding 51,525 and 51,627 shares at September 30, 2010 and December 31, 2009, respectively	149,550	150,911
Class B. Authorized 10,000 shares; issued and
outstanding 3,181 and 3,186 shares at September 30, 2010 and December 31, 2009, respectively; convertible on a share-per-share basis into Class A common stock	2,680	2,684
Less cost of 496 and 272 Class A common shares
held in treasury at September 30, 2010 and December 31, 2009, respectively	(2,354)	(2,339)
Paid-in capital	35,950	30,410
Retained earnings	94,532	84,651
Total stockholders’ equity	280,358	266,317
Total liabilities and stockholders’ equity	$1,446,450	1,418,397

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2010	2009	2010	2009
Revenues	$171,509	150,816	486,254	448,301
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	52,486	50,167	153,147	145,372
Selling, general and administrative expenses	58,532	49,045	166,493	157,350
Depreciation and amortization expense	30,288	30,874	92,234	92,778
Operating income	30,203	20,730	74,380	52,801

Other income (expense):
Interest expense (including amortization of deferred
loan fees)	(17,760)	(13,176)	(53,169)	(39,096)
Interest income	99	49	236	68
Other expense, net	(17,661)	(13,127)	(52,933)	(39,028)
Income before income tax expense	12,542	7,603	21,447	13,773
Income tax expense	4,959	3,267	10,260	6,519

Net income	$7,583	4,336	11,187	7,254

Basic net income per Class A common share	$0.14	0.08	0.20	0.14

Basic net income per Class B common share	$0.14	0.08	0.20	0.14

Diluted net income per Class A common share	$0.14	0.08	0.20	0.13

Diluted net income per Class B common share	$0.14	0.08	0.20	0.13

See accompanying condensed notes to interim consolidated financial statements

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

(Amounts in thousands)	2010	2009
Cash flows from operating activities:
Net income	$11,187	7,254
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	92,234	92,778
Deferred income tax expense	10,260	6,519
Share-based compensation expense	4,696	1,897
Other noncash income and expense items	5,712	6,850
Change in operating assets and liabilities	(11,933)	(48,046)
Net cash provided by operating activities	112,156	67,252
Cash flows from investing activities:
Purchases of property and equipment	(68,813)	(92,989)
Purchase of businesses, net of cash received	(5,545)	(108)
Purchase of marketable securities	(202)	(305)
Proceeds from sale of marketable securities	178	613
Purchases of other assets and intangible assets	(3,002)	(2,513)
Net cash used in investing activities	(77,384)	(95,302)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(7,315)	(9,516)
Issuance of long-term debt	6,206	-
Payment of debt issuance costs	(2,300)	-
Purchase of treasury stock to be retired	(1,306)	-
Borrowing on Senior Credit Facility	-	30,000
Other	167	165
Net cash provided by (used in) financing activities	(4,548)	20,649
Net increase (decrease) in cash and cash equivalents	30,224	(7,401)
Cash and cash equivalents at beginning of period	48,776	29,904
Cash and cash equivalents at end of period	$79,000	22,503

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

(a)	Business
GCI, an Alaska corporation, was incorporated in 1979. We offer the following services:
•	Origination and termination of traffic in Alaska for certain common carriers,
•	Cable television services throughout Alaska,
•	Competitive local access services throughout Alaska,
•	Incumbent local access services in areas of rural Alaska,
•	Long-distance telephone service,
•	Sale of postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Data network services,
•	Internet access services,
•	Wireless roaming for certain wireless carriers,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment,
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

(c)      Recently Issued Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of

(Continued)
)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Condensed Notes to Interim Consolidated Financial Statements (Unaudited)
GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements

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

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$7,142	441	$4,077	259

Denominator:
Weighted average common shares outstanding	51,496	3,183	50,125	3,190
Basic net income per share	$0.14	0.14	$0.08	0.08

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$7,142	441	$4,077	259
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	441	-	259	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class shares outstanding	-	(2)	-	(5)
Effect of share based compensation that may be settled in cash or shares	-	-	(54)	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$7,583	439	$4,282	254

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Denominator:
Number of shares used in basic computation	51,496	3,183	50,125	3,190
Conversion of Class B to Class A common shares outstanding	3,183	-	3,190	-
Unexercised stock options	261	-	273	-
Effect of share based compensation that may be settled in cash or shares	-	-	240	-
Number of shares used in per share computations	54,940	3,183	53,828	3,190
Diluted net income per share	$0.14	0.14	$0.08	0.08

	Nine Months Ended
	September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$10,536	651	$6,816	438

Denominator:
Weighted average common shares outstanding	51,521	3,184	49,705	3,197
Basic net income per share	$0.20	0.20	$0.14	0.14

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$10,536	651	$6,816	438
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	651	-	438	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	(1)	-	(22)
Effect of share based compensation that may be settled in cash or shares	-	-	(296)	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$11,187	650	$6,958	416

Denominator:
Number of shares used in basic computation	51,521	3,184	49,705	3,197
Conversion of Class B to Class A common shares outstanding	3,184	-	3,197	-
Unexercised stock options	103	-	317	-
Effect of share based compensation that may be settled in cash or shares	-	-	238	-
Number of shares used in per share computations	54,808	3,184	53,457	3,197
Diluted net income per share	$0.20	0.20	$0.13	0.13

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Weighted average shares associated with outstanding share awards for the three and nine months ended September 30, 2010 and 2009, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Shares associated with anti-dilutive unexercised stock options	169	3,961	955	4,738
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	233	-	233	-
Shares associated with unvested contingent options and awards for which the contingency has not been met	-	426	-	418

(g)	Common Stock
Following are the changes in issued common stock for the nine months ended September 30, 2010 and 2009 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2008	50,062	3,203
Class B shares converted to Class A	12	(12)
Shares issued upon stock option exercises	69	-
Share awards issued	1,965	-
Shares retired	(219)	(2)
Balances at September 30, 2009	51,889	3,189

Balances at December 31, 2009	51,899	3,186
Class B shares converted to Class A	5	(5)
Shares issued upon stock option exercises	41	-
Share awards issued	211	-
Shares retired	(132)	-
Other	(2)	-
Balances at September 30, 2010	52,022	3,181

We retired 132,000 and 219,000 shares of our Class A common stock during the nine months ended September 30, 2010 and 2009, respectively, that were acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting and the settlement of deferred compensation.

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock. Under this program, we were authorized to make up to $64.8 million of repurchases as of September 30, 2010. In October 2010, GCI’s Board of Directors approved an increase to the common stock buyback plan.  Under the amended plan, we are authorized to repurchase up to $100.0 million worth of GCI common stock.  See note 9 for a description of a repurchase transaction

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

completed subsequent to September 30, 2010. We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  There were no repurchases during the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2009.  During the nine months ended September 30, 2010 we repurchased 224,000 shares of our Class A and B common stock at a cost of $1.3 million.  The cost of the repurchased common stock reduced Retained Earnings on our Consolidated Balance Sheets.  We intend to retire the common shares repurchased pursuant to the buyback program.

If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters.  We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have complied and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

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

Effective in the second quarter of 2010, we changed our USF high-cost area program support accrual methodology due to a change in our estimate of the current amounts expected to be paid to us.  The effect of this change in estimate was a revenue increase of $4.7 million, a net income increase of $3.1 million, and a basic and diluted net income per share increase of $0.06 for the nine months ended September 30, 2010.

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

(Continued)

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

(k)      Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges on a gross basis in our income statement for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Surcharges reported gross	$1,272	1,241	4,023	3,224

(l)       Reclassifications
Reclassifications have been made to the 2009 financial statements to make them comparable with the 2010 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine month period ended September 30,	2010	2009
Increase in accounts receivable	$(23,482)	(19,695)
(Increase) decrease in prepaid expenses	(1,563)	1,288
(Increase) decrease in inventories	1,343	(960)
(Increase) decrease in other current assets	646	(3,874)
(Increase) decrease in other assets	2,193	(11,251)
Increase (decrease) in accounts payable	5,430	(2,261)
Increase (decrease) in deferred revenues	1,057	(170)
Increase (decrease) in accrued payroll and payroll related obligations	96	(2,471)
Increase (decrease) in accrued liabilities	3,030	(840)
Increase (decrease) in accrued interest	2,093	(7,251)
Increase (decrease) in subscriber deposits	(344)	245
Decrease in long-term deferred revenue	(1,932)	(1,562)
Increase (decrease) in components of other long-term liabilities	(500)	756
	$(11,933)	(48,046)

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
 (Unaudited)

The following items are for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

Net cash paid or received:	2010	2009
Interest paid, net of amounts capitalized	$49,363	45,009
Income tax refund received	$1,163	911
Income tax paid	$-	9

The following items are non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	2010	2009
Non-cash additions for purchases of property and equipment	$3,547	3,977
Asset retirement obligation additions to property and equipment	$657	957
Warranty receivable applied to capital lease obligation	$-	465
Common stock retired	$13	1,184

(3)     Intangible Assets
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization expense	$1,557	1,939	4,854	5,709

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2010	$5,372
2011	4,608
2012	3,162
2013	2,086
2014	1,233

(4)	Long-Term Debt

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Amended Senior Credit Facility
On January 29, 2010, GCI Holdings, Inc., a wholly owned subsidiary of GCI, entered into a Second Amended and Restated Credit and Guarantee Agreement with Calyon New York Branch, as administrative agent, Royal Bank of Canada, as syndication agent, and CoBank, ACB, Union Bank of California, N.A. and Wells Fargo Bank, N.A., as documentation agents ("amended Senior Credit Facility"). The amended Senior Credit Facility provides a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We have $2.7 million of letters of credit outstanding, which leaves $72.3 million available for borrowing under our revolving credit facility at September 30, 2010.  The amended Senior Credit Facility replaced our then existing Senior Credit Facility.  The amended Senior Credit Facility will mature on January 29, 2015.

On October 20, 2010, we borrowed $30.0 million under our revolving credit facility to partially fund a repurchase of our Class A common stock as further described in note 9.  After consideration of this transaction, we have $42.3 million available for borrowing under our revolving credit facility.

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

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2010 and December 31, 2009, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at September 30, 2010 and December 31, 2009 follow (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
 (Unaudited)

	September 30,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$871,553	905,875	872,294	866,820
Other liabilities	72,383	71,607	72,770	71,623

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

Assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 were as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2010 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7	-	-
U.S. government and agency obligations	944	-	-
Deferred compensation plan assets (money market funds)	1,567	-	-
Total assets at fair value	$2,518	-	-

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

December 31, 2009 Assets
Money market funds	$12	-	-
U.S. government and agency obligations	883	-	-
Deferred compensation plan assets (money market funds)	1,522	-	-
Total assets at fair value	$2,417	-	-

The valuation of our marketable securities and money market funds are determined using quoted market prices in active markets utilizing market observable inputs.

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $2.84 per share and $3.49 per share, respectively. The total fair value of options vesting during the nine months ended September 30, 2010 and 2009 was $151,000 and $103,000, respectively.

The following is a summary of our share-based compensation expense for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Employee share-based compensation expense	$3,982	4,533
Expense reversal for performance based options and awards not expected to vest	-	(2,134)
Adjustment to fair value of liability classified awards	714	(502)
Total share-based compensation expense	$4,696	1,897

Share-based compensation expense is classified as selling, general and administrative expense in our consolidated income statement.  Unrecognized share-based compensation expense was $5.0 million relating to 2.1 million restricted stock awards and $874,000 relating to 386,000 unvested stock options as of September 30, 2010.  We expect to recognize share-based compensation expense over a weighted average period of 2.0 years for stock options and 1.6 years for restricted stock awards.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A summary of option activity under the Stock Option Plan for the nine months ended September 30, 2010 follows (share amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding options at December 31, 2009	1,627	$7.35
Granted	203	$5.34
Exercised	(41)	$5.01
Forfeited and retired	(451)	$7.64
Outstanding at September 30, 2010	1,338	$7.01	4.6	$ 4,051
Exercisable at September 30, 2010	951	$7.17	3.1	$ 2,736

A summary of nonvested restricted stock award activity under the Stock Option Plan for the nine months ended September 30, 2010, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
Nonvested Restricted Stock Awards	Shares	Fair Value
Nonvested at December 31, 2009	2,225	$5.69
Granted	211	$6.14
Vested	(233)	$8.30
Forfeited	(132)	$12.51
Nonvested at September 30, 2010	2,071	$5.01

At September 30, 2010, 4.3 million shares were available for grant under the Stock Option Plan.

The total intrinsic values, determined as of the date of exercise, of options exercised during the nine months ended September 30, 2010 and 2009 were $116,000 and $96,000, respectively. We received $207,000 and $399,000 in cash from stock option exercises during the the nine months ended September 30, 2010 and 2009, respectively.

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the nine months ended September 30, 2010 (share amounts in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	150	$6.50
Options forfeited and retired	(150)	$6.50
Outstanding at September 30, 2010	-
Available for grant at September 30, 2010	-

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

(Continued)

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are allocated to our segments using segment margin for the years ended December 31, 2009 and 2008, respectively.  Bad debt expense for the three and nine months ended September 30, 2010 and 2009 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and nine months ended September 30, 2010 and 2009, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
 Condensed Notes to Interim Consolidated Financial Statements
 (Unaudited)

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2010 and 2009 follows (amounts in thousands):

Three months ended September 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$-	(1)	1,386	-	44	1,429
External	88,713	28,204	35,449	13,548	5,595	171,509
Total revenues	$88,713	28,203	36,835	13,548	5,639	172,938
Adjusted EBITDA	$31,212	15,028	9,125	5,826	1,550	62,741

2009
Revenues:
Intersegment	$-	76	1,371	-	50	1,497
External	75,021	30,263	27,780	11,715	6,037	150,816
Total revenues	$75,021	30,339	29,151	11,715	6,087	152,313
Adjusted EBITDA	$23,234	14,084	6,154	5,501	1,299	50,272

Nine months ended September 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$-	-	4,042	-	132	4,174
External	256,230	81,499	95,243	36,020	17,262	486,254
Total revenues	$256,230	81,499	99,285	36,020	17,394	490,428
Adjusted EBITDA	$88,420	40,206	23,526	13,888	5,110	171,150

2009
Revenues:
Intersegment	$-	459	4,309	-	154	4,922
External	219,139	94,582	82,683	33,323	18,574	448,301
Total revenues	$219,139	95,041	86,992	33,323	18,728	453,223
Adjusted EBITDA	$64,304	46,674	17,047	14,777	5,154	147,956

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reportable segment revenues	$172,938	152,313	490,428	453,223
Less intersegment revenues eliminated in consolidation	1,429	1,497	4,174	4,922
Consolidated revenues	$171,509	150,816	486,254	448,301

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
 (Unaudited)

A reconciliation of reportable segment adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Reportable segment adjusted EBITDA	$62,741	50,272	171,150	147,956
Less depreciation and amortization expense	(30,288)	(30,874)	(92,234)	(92,778)
(Less) plus share-based compensation expense	(2,250)	1,332	(4,696)	(1,897)
(Less) plus non-cash contribution adjustment	-	-	160	(480)
Consolidated operating income	30,203	20,730	74,380	52,801
Less other expense, net	(17,661)	(13,127)	(52,933)	(39,028)
Consolidated income before income tax expense	$12,542	7,603	21,447	13,773

(8)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In August 2008, the Federal Communications Commission’s (“FCC”) Office of Inspector General ("OIG") initiated an investigation by requesting information regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covers the period beginning January 1, 2004 through August 31, 2008 and relates to the amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  The OIG investigation is still pending, and we are presently unable to assess the ultimate resolution of this matter; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of any potential claims related to the accident.

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

(Continued)

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

Rural Health Care Division Revenue
We have a customer that participates in the Rural Health Care Division support program that is operated by the Universal Service Administrative Company (“USAC”).  We have been providing service to this customer pursuant to a contract since July 1, 2008.  We have received funding commitment letters from USAC for both funding years that have passed since the contract start date.  The commitment letter for the year from July 2008 to June 2009 committed funding for all but $1.7 million of that particular year.  USAC denied funding of $1.7 million based on the timing of customer-owned equipment placed in service in relation to service charges.  On August 23, 2010, we filed with the FCC a request for review of the denial.  We have recorded a reserve by reducing revenue $1.7 million in the nine months ended September 30, 2010.  The commitment letter for the year from July 2009 to June 2010 approved funding in full.  At September 30, 2010, we have recorded net accounts receivable of $21.4 million for this agreement.

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

TERRA-Southwest
In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, United Utilities, Inc.'s ("UUI") application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, UUI’s project, TERRA-Southwest

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(“TERRA-SW”), will be able to serve 9,089 households and 748 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI started construction on TERRA-SW in 2010 and expects to complete the project within two to three years of starting construction.

(9)	Subsequent Event
On October 21, 2010, we entered into a stock purchase agreement with Arctic Slope Regional Corporation, pursuant to which GCI repurchased 7,486,240 shares of GCI’s Class A common stock for $10.16 per share, representing a total purchase price of $76.0 million.  This repurchase will reduce the amount available under the $100.0 million stock buyback program to $29.0 million.  On October 20, 2010, we borrowed $30.0 million under our amended Senior Credit Facility to partially fund the repurchase with the remaining amount funded by working capital.  The repurchased stock has been restored to the status of authorized but unissued.  Prior to the repurchase Arctic Slope Regional Corporation was a related party.

(Continued)

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

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our revenues and expand our margins. We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities. Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.  The ongoing weakness in the national economy continues to negatively impact consumer confidence and spending.  There are some indicators that consumer confidence might be improving; however, there is no clear indication that the economy is in a recovery.  Continued stress in the economy could lead to reductions in consumer and business spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. Mortgage foreclosure rates in Alaska are among the lowest in the nation and the commercial real estate market is steady. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term. This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. The majority of our revenue is driven by the strength of the Alaska economy which appears relatively well positioned to weather the economic pressures, nonetheless we cannot predict the impact the economic crisis may have on us.

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

Results of Operations

The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage			Percentage
		Three Months Ended		Change1	Nine Months Ended		Change1
		September 30,		2010	September 30,		2010
		2010	2009	vs. 2009	2010	2009	vs. 2009
(Unaudited)
Statements of Operations Data:
	Revenues:
	Consumer segment	52%	50%	18%	53%	49%	17%
	Network Access segment	16%	20%	(7%)	17%	21%	(14%)
	Commercial segment	21%	18%	28%	20%	19%	15%
	Managed Broadband segment	8%	8%	16%	7%	7%	8%
	Regulated Operations segment	3%	4%	(7%)	3%	4%	(7%)
	Total revenues	100%	100%	14%	100%	100%	8%
	Selling, general and
	administrative expenses	34%	33%	19%	34%	35%	6%
	Depreciation and amortization
	expense	18%	20%	(2%)	19%	21%	(1%)
	Operating income	18%	14%	46%	15%	12%	41%
	Other expense, net	10%	9%	35%	11%	9%	36%
	Income before income tax expense	7%	5%	65%	4%	3%	56%
	Net income	4%	3%	75%	2%	2%	54%

1	Percentage change in underlying data.

Three Months Ended September 30, 2010 (“third quarter of 2010”) Compared to Three Months Ended September 30, 2009 (“third quarter of 2009”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 14% from $150.8 million in the third quarter of 2009 to $171.5 million in the third quarter of 2010.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 5% from $50.2 million in the third quarter of 2009 to $52.5 million in the third quarter of 2010. Cost of Goods Sold increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 52% of third quarter of 2010 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Voice	$14,601	12,487	17%
Video	29,720	27,612	8%
Data	15,797	12,726	24%
Wireless	28,595	22,196	29%
Total Consumer segment revenue	$88,713	75,021	18%

Consumer segment Cost of Goods Sold represented 48% of third quarter of 2010 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Voice	$2,724	4,000	(32%)
Video	12,662	11,921	6%
Data	972	1,127	(14%)
Wireless	9,016	7,638	18%
Total Consumer segment Cost of Goods Sold	$25,374	24,686	3%

Consumer segment adjusted EBITDA, representing 50% of third quarter of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Consumer segment adjusted EBITDA	$31,212	23,234	34%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	89,000	89,900	(1%)
Long-distance minutes carried (in millions)	25.6	28.0	(8%)
Total local access lines in service2	84,700	82,700	2%
Local access lines in service on GCI facilities2	77,100	72,700	6%

Video:
Basic subscribers3	130,500	129,600	1%
Digital programming tier subscribers4	80,600	77,600	4%
HD/DVR converter boxes5	87,500	77,000	14%
Homes passed	234,900	231,400	2%
Average monthly gross revenue per subscriber6	$75.85	$70.95	7%
Data:
Cable modem subscribers7	104,400	97,900	7%
Wireless:
Wireless lines in service8	122,900	109,900	12%
Average monthly gross revenue per subscriber9	$74.61	$64.17	16%

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

6 Quarter-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of each month in the period.
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
9 Quarter-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $1.9 million or 121% increase in USAC support.  We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers.

The increase in video revenue is primarily due to the following:

•
A 7% increase in programming services revenue to $23.6 million in 2010 primarily resulting from an increase in digital programming tier subscribers in 2010 and a rate increase on certain cable service offerings beginning in August 2009, and

•	A 9% increase in equipment rental revenue to $5.9 million in 2010 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 23% increase in cable modem revenue to $13.5 million due to increased subscribers, rate increases in May and August 2010 and our subscribers’ selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to the following:

•
A $5.6 million increase in USAC support.  This increase includes a $4.4 million increase in USF high cost support and a $1.2 million increase in USF low income support.  We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate, an increase in the number of wireless subscribers and $1.0 million for amended line count filings for which the revenue recognition criteria was met in the third quarter of 2010.  The increase in low income support is due to an increase in the number of wireless subscribers who qualify under this program; and

•	A $1.6 million increase in plan fee revenue due to an increase in the number of wireless subscribers.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased voice minutes carried and a $392,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered through our HD/DVR converter boxes due to the increased number of boxes in service, increased video on demand sales and an increase in digital programming tier subscribers.  The increases were partially offset by the absence of a $594,000 charge in the third quarter of 2009 to settle a billing issue with a cable programmer.

The wireless Cost of Goods Sold increase is primarily due to increased costs for handset equipment sales associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.

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

Network Access Segment Overview
Network Access segment revenue represented 16% of third quarter of 2010 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Voice	$8,636	12,197	(29%)
Data	14,208	14,876	(4%)
Wireless	5,360	3,190	68%
Total Network Access segment revenue	$28,204	30,263	(7%)

Network Access segment Cost of Goods Sold represented 11% of third quarter of 2010 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Voice	$4,437	4,406	1%
Data	680	2,792	(76%)
Wireless	430	338	27%
Total Network Access segment Cost of Goods Sold	$5,547	7,536	(26%)

Network Access segment adjusted EBITDA, representing 24% of third quarter of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Network Access segment adjusted EBITDA	$15,028	14,084	7%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	205.4	224.6	(9%)
Data:
Total Internet service provider access lines in service1	1,700	1,700	0%

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to decreases in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks. Voice revenue continues to decline as expected due to increased competition in the Network Access business. The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.  The decrease is partially offset by a $1.2 million increase from growth of services sold to a certain customer.  Also partially offsetting the decrease is a $1.1 million reclassification of 2010 revenue from Network Access segment data revenue for a more accurate presentation.  The associated revenue was insignificant in 2009 and therefore a similar reclassification was not needed.

The decrease in data revenue is primarily due to decreased rates for capacity purchased by our common carrier customers and the reclassification of $1.1 million in 2010 revenue to Network Access segment voice revenue as discussed above.  The decreases were partially off-set by increased data network capacity purchased by the same customers.

The increase in wireless revenue is due to increased roaming revenue in 2010 primarily due to improved coverage and new roaming partners.

Network Access Segment Cost of Goods Sold
The increase in voice Cost of Goods Sold is primarily due to a $919,000 increase from the reclassification of certain 2010 costs from the data Cost of Goods Sold category for a more accurate categorization and a $308,000 increase from growth in services to a certain customer.  The increases were almost wholly offset by decreases in Cost of Goods Sold resulting from a $771,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The decrease in data Cost of Goods Sold is primarily due to the $919,000 reclassification of 2010 costs to the voice Cost of Goods Sold category as described above and a $724,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled data services Cost of Goods Sold based upon usage processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA increase is primarily due to decreased Cost of Goods Sold as described in “Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2009 segment margin upon which the selling, general and administrative expense allocation is based. The decreases were partially off-set by decreased revenues as described in “Network Access Segment Revenues.”

Commercial Segment Overview
Commercial segment revenue represented 21% of third quarter of 2010 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Voice	$8,025	7,688	4%
Video	2,953	2,320	27%
Data	22,211	15,801	41%
Wireless	2,260	1,971	15%
Total Commercial segment revenue	$35,449	27,780	28%

Commercial segment Cost of Goods Sold represented 32% of third quarter of 2010 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Voice	$3,486	4,926	(29%)
Video	520	529	(2%)
Data	11,752	7,164	64%
Wireless	973	691	41%
Total Commercial segment Cost of Goods Sold	$16,731	13,310	26%

Commercial segment adjusted EBITDA, representing 15% of third quarter of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2010	2009	Change
Commercial segment adjusted EBITDA	$9,125	6,154	48%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	9,300	9,700	(4%)
Long-distance minutes carried (in millions)	29.8	30.6	(3%)
Total local access lines in service2	48,100	47,300	2%
Local access lines in service on GCI facilities2	20,900	19,000	10%
Data:
Cable modem subscribers3	10,800	10,600	2%
Wireless:
Wireless lines in service4	13,600	10,100	35%

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

Commercial Segment Revenues
The increase in video revenue is primarily due to an increase in cable advertising services due to state and federal political advertising in the third quarter of 2010.

The increase in data revenue is primarily due to a $5.8 million or 79% increase in managed services project revenue due to special project work.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to a $1.0 million favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The increase in data Cost of Goods Sold is primarily due to a $4.9 million or 99% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

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

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 8%, 7% and 9% of third quarter of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 16% to $13.5 million in the third quarter of 2010 as compared to the third quarter of 2009. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our Rural Health and School Access customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 23% to $3.5 million primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA increased 6% to $5.8 million in 2010.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and adjusted EBITDA represented 3%, 2% and 2% of third quarter of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

The selected key performance indicator for our Regulated Operations segment follows:

	September 30,		Percentage
	2010	2009	Change
Voice:
Total local access lines in service on GCI facilities1	10,200	11,300	(10%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $6.0 million in the third quarter of 2009 to $5.6 million in the third quarter of 2010.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $1.7 million in the third quarter of 2009 to $1.3 million in the third quarter of 2010.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA increased 19% to $1.6 million in 2010.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 19% to $58.5 million in the third quarter of 2010 primarily due to the following:

•
A $3.4 million increase in share-based compensation expense primarily due to the absence of a $2.4 million reversal of expense in the third quarter of 2009.  The expense had been properly recognized in previous periods for certain performance-based stock options and restricted stock awards but in the third quarter of 2009 we determined they were not expected to vest,

•	$1.9 million in costs, including workers compensation expense, related to an accident involving our company-owned aircraft in August 2010,
•	A $1.6 million increase in our company-wide success sharing bonus accrual,
•	A $1.4 million increase in health care costs, and
•	A $1.2 million increase in labor costs.

The increases were partially off-set by a $590,000 decrease in bad debt expense.

As a percentage of total revenues, selling, general and administrative expenses increased to 34% in the third quarter of 2010 from 33% in the third quarter of 2009.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 2% to $30.3 million in the third quarter of 2010 primarily due to assets which became fully depreciated during the last three months of 2009 and the first nine months of 2010.

Other Expense, Net
Other expense, net of other income, increased 35% to $17.7 million in the third quarter of 2010 primarily due to a $4.2 million increase in interest expense to $17.4 million in 2010.  The interest expense increase is due to the issuance of the 2019 Notes in November 2009, which have a higher interest rate than the interest rate paid on our amended Senior Credit Facility.  The proceeds from the issuance of the 2019 Notes were primarily used to repay and retire the outstanding amount due on our amended Senior Credit Facility.

Income Tax Expense
Income tax expense totaled $5.0 million and $3.3 million in the third quarter of 2010 and 2009, respectively. Our effective income tax rate decreased from 43% in 2009 to 40% in 2010 primarily due to a decrease in the amount of estimated permanent differences as compared to our estimated income before income tax expense in 2010 as compared to 2009.

At September 30, 2010, we have (1) tax net operating loss carryforwards of $210.6 million that will begin expiring primarily in 2019 if not utilized, and (2) alternative minimum tax credit carryforwards of $1.9 million available to offset regular income tax payable in future years.

We have recorded deferred tax assets of $86.6 million associated with income tax net operating losses that were generated from 1996 to 2009, and that primarily expire from 2019 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2009, and that expire in 2024 through 2029, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 47% to 50% in the year ended December 31, 2010.

Nine Months Ended September 30, 2010 (“2010”) Compared to Nine Months Ended September 30, 2009 (“2009”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8% from $448.3 million in 2009 to $486.3 million in 2010.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 5% from $145.4 million in 2009 to $153.1 million in 2010. Cost of Goods Sold increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 53% of 2010 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$43,711	39,390	11%
Video	88,096	82,114	7%
Data	44,531	36,654	21%
Wireless	79,892	60,981	31%
Total Consumer segment revenue	$256,230	219,139	17%

Consumer segment Cost of Goods Sold represented 50% of 2010 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$9,227	11,492	(20%)
Video	38,128	34,280	11%
Data	2,795	3,255	(14%)
Wireless	27,049	23,073	17%
Total Consumer segment Cost of Goods Sold	$77,199	72,100	7%

Consumer segment adjusted EBITDA, representing 52% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Consumer segment adjusted EBITDA	$88,420	64,304	38%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	80.6	85.9	(6%)
Video:
Average monthly gross revenue per subscriber1	$74.80	$69.61	7%
Wireless:
Average monthly gross revenue per subscriber2	$70.51	$63.55	11%

1 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of each month in the period.
2 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2010 and 2009.

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $3.2 million or 48% increase in USAC support. We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers.  This increase was partially off-set by an absence of $674,000 in support in 2009 related to services provided during the year ended December 31, 2008.  In March 2009, the FCC issued an order which provided uncapped support for all lines served by competitive ETCs for tribal lands in Alaska Native regions retroactive to August 2008.  This revenue was for the additional support for the period August to December 2008.

The increase in video revenue is primarily due to the following:

•
A 7% increase in programming services revenue to $69.8 million in 2010 primarily resulting from an increase in digital programming tier subscribers in 2010 and a rate increase on certain cable service offerings beginning in August 2009, and

•	An 8% increase in equipment rental revenue to $17.3 million in 2010 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 23% increase in cable modem revenue to $38.9 million due to increased subscribers, rate increases in May and August 2010 and our subscribers’ selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to the following:

•
A $15.9 million increase in USAC support. This increase includes a $11.6 million increase in USF high cost support and a $4.3 million increase in USF low income support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate, an increase in the number of wireless subscribers and $1.0 million for amended line count filings for which the revenue recognition criteria was met in the third quarter of 2010.  The increase in USF low income support is due to an increase in the number of wireless subscribers who qualify under this program; and

•	A $3.8 million increase in plan fee revenue due to an increase in the number of wireless subscribers.

These increases were partially off-set by the following:

•
An absence of $1.7 million in support recorded in 2009 related to services provided during the year ended December 31, 2008.  The support was for a new local access area for which we received ETC status in May 2009.  Collectability was not reasonably assured until we were awarded ETC status, therefore we deferred revenue recognition until such status was confirmed, and

•
An absence of $810,000 recorded in 2009 related to services provided during the year ended December 31, 2008.  In March 2009, the FCC issued an order which provided uncapped support for all lines served by competitive ETCs for tribal lands in Alaska Native regions retroactive to August 2008.  This revenue was for the additional support for the period August to December 2008.

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased voice minutes carried, cost savings resulting from the increased deployment of local access services lines on our own facilities during the last three months of 2009 and the first nine months of 2010, and a $392,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered through our HD/DVR converter boxes due to the increased number of boxes in service, and an increase in digital programming tier subscribers.  The increases were partially offset by the absence of a $594,000 charge in 2009 to settle a billing issue with a cable programmer.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.

Consumer Segment Adjusted EBITDA
The increase in adjusted EBITDA is primarily due to increased revenue as described above in "Consumer Segment Revenues.” The increase was partially offset by increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment. The increase in allocated selling, general and administrative expense is due primarily to an increase in the 2009 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network access segment revenue represented 17% of 2010 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$22,471	39,975	(44%)
Data	46,360	48,903	(5%)
Wireless	12,668	5,704	122%
Total Network Access segment revenue	$81,499	94,582	(14%)

Network Access segment Cost of Goods Sold represented 12% of 2010 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$11,137	12,947	(14%)
Data	6,288	7,004	(10%)
Wireless	1,029	825	25%
Total Network Access segment Cost of Goods Sold	$18,454	20,776	(11%)

Network Access segment adjusted EBITDA, representing 23% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Network Access segment adjusted EBITDA	$40,206	46,674	(14%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	600.3	640.6	(6%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2010 and 2009.

Network Access Segment Revenues
The decrease in voice revenue is due to decreases in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks. Voice revenue continues to decline as expected due to increased competition in the Network Access business. The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.  The decrease is partially offset by a $2.3 million increase from growth of services sold to a certain customer.  Also partially offsetting the decrease is a $1.1 million reclassification of 2010 revenue from Network Access segment data revenue for a more accurate presentation.  The associated revenue was insignificant in 2009 and therefore a similar reclassification was not needed.

The decrease in data revenue is primarily due to decreased rates for capacity purchased by our common carrier customers and the reclassification of $1.1 million in 2010 revenue to the Network Access segment voice revenue category as discussed above.  The decreases were partially off-set by increased data network capacity purchased by the same customers.

The increase in wireless revenue is due to increased roaming revenue in 2010 primarily due to improved coverage and new roaming partners.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried, the movement of more traffic onto our network in lieu of carrying traffic on third party networks, and a $771,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.  The decreases were partially offset by a $1.2 million increase from growth of services sold to a certain customer and a $919,000 increase resulting from the reclassification of certain 2010 costs from the data Cost of Goods Sold category for a more accurate categorization.

The decrease in data Cost of Goods Sold is primarily due to the $919,000 reclassification of 2010 costs to the voice Cost of Goods Sold category as described above and a $724,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled data services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.  The decreases were partially offset by the absence of a $585,000 favorable adjustment in 2009 resulting from a refund of fiber repair costs.  The fiber repair costs were originally recognized in the first quarter of 2008.  Due to the uncertainty surrounding the refund of the fiber repair costs, we deferred recognition until collection of the refund was reasonably assured.

Network Access Segment Adjusted EBITDA
The adjusted EBITDA decrease is primarily due to decreased revenue as described in “Network Access Segment Revenues.”  This decrease is partially off-set by decreased Cost of Goods Sold as described in “Network Access Segment Cost of Goods Sold” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2009 segment margin upon which the selling, general and administrative expense allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 20% of 2010 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$24,316	23,373	4%
Video	7,909	6,591	20%
Data	56,544	47,725	18%
Wireless	6,474	4,994	30%
Total Commercial segment revenue	$95,243	82,683	15%

Commercial segment Cost of Goods Sold represented 29% of 2010 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$11,626	14,393	(19%)
Video	1,550	1,532	1%
Data	28,276	21,425	32%
Wireless	2,747	2,292	20%
Total Commercial segment Cost of Goods Sold	$44,199	39,642	11%

Commercial segment adjusted EBITDA, representing 14% of 2010 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Commercial segment adjusted EBITDA	$23,526	17,047	38%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	88.8	94.5	(6%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2010 and 2009.

Commercial Segment Revenues
The increase in voice revenue is primarily due to a $856,000 or 45% increase in USAC support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers.

The increase in video revenue is primarily due to an increase in sales of cable advertising services due to state and federal political advertising and the return of seasonal tourism advertising which was negatively affected in 2009 by the general economic slowdown.

The increase in data revenue is primarily due to a $7.7 million or 35% increase in managed services project revenue due to special project work.  The managed services project revenue increase is partially off-set by a decrease in monthly recurring project revenue.

The increase in wireless revenue is primarily due to a $1.1 million or 152% increase in USAC support.  We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to the following:

•
A $1.0 million favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved; and

•	Cost savings resulting from increased deployment of local access services lines on our own facilities during the last three months of 2009 and first nine months of 2010.

The increase in data Cost of Goods Sold is primarily due to a $7.6 million or 52% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

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

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and adjusted EBITDA represented 7%, 7% and 8% of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2010 and 2009.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 8% to $36.0 million in 2010 as compared to 2009. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our Rural Health and School Access customers.  The increase is partially off-set by the $1.7 million in denied funding from the USAC for one Rural Health customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in second quarter of 2010.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $7.9 million in 2009 to $9.9 million in 2010 primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment adjusted EBITDA decreased 6% to $13.9 million in 2010 primarily due to an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment primarily due to an increase in the consolidated selling, general and administrative expense.  These increases were partially off-set by an increase in revenue as described above in "Managed Broadband Segment Revenues."

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and adjusted EBITDA represented 3%, 2% and 3% of 2010 consolidated revenues, Cost of Goods Sold and adjusted EBITDA, respectively.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2010 and 2009.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $18.6 million in 2009 to $17.3 million in 2010 primarily due to projected lower levels of eligible cost recovery due to changes in lines in service, traffic sensitive activity levels and reserve adjustments.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $4.9 million in 2009 to $3.4 million in 2010 primarily due to a change in allocation of network maintenance costs which resulted in a decrease to our Regulated Operations segment and an increase to our Consumer, Network Access, Commercial and Managed Broadband segments.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment adjusted EBITDA decreased 1% to $5.1 million in 2010.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.1 million to $166.5 million in 2010 primarily due to the following:

•	A $3.2 million increase in labor costs,
•	A $3.0 million increase in health benefit costs,
•
A $2.8 million increase in share-based compensation expense primarily due to the absence of a $2.4 million reversal of expense in 2009.  The expense had been properly recognized in previous periods for certain performance-based stock options and restricted stock awards but in the third quarter of 2009 we determined they were not expected to vest, and

•	$1.9 million in costs, including workers compensation expense, related to an accident involving our company-owned aircraft in August 2010.

The increases were partially off-set by the following:

•	A $2.0 million decrease in sales expense,
•	The absence of $1.2 million in costs for the conversion of our customers’ wireless phones to our facilities in 2009,
•	A $737,000 decrease in contract labor, and
•	The absence of a $500,000 contribution expense recognized upon the gift of an IRU to the University of Alaska that was recorded in 2009.

As a percentage of total revenues, selling, general and administrative expenses decreased to 34% in 2010 from 35% in 2009, primarily due to increasing revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $544,000 to $92.2 million in 2010 primarily due to assets which became fully depreciated during the last three months of 2009 and the first nine months of 2010.

Other Expense, Net
Other expense, net of other income, increased 36% to $52.9 million in 2010 primarily due to a $12.4 million increase in interest expense to $52.1 million in 2010.  The interest expense increase is due to the issuance of the 2019 Notes in November 2009, which have a higher interest rate than the interest rate paid on our amended Senior Credit Facility.  The proceeds from the issuance of the 2019 Notes were primarily used to repay and retire the outstanding amount due on our amended Senior Credit Facility.

Income Tax Expense
Income tax expense totaled $10.3 million and $6.5 million in 2010 and 2009, respectively. Our effective income tax rate increased slightly from 47% in 2009 to 48% in 2010.

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

In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, UUI's application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. Upon completion, UUI’s project, TERRA-SW, will be able to serve 9,089 households and 748 businesses in the 65 covered communities. The project will also be able to serve numerous public/nonprofit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act. The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements. UUI began construction on TERRA-SW in 2010 and expects to complete the project within two to three years of starting construction.

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

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2010 and 2009, are summarized as follows (amounts in thousands):

	2010	2009
Operating activities	$112,156	67,252
Investing activities	(77,384)	(95,302)
Financing activities	(4,548)	20,649
Net increase (decrease) in cash and cash equivalents	$30,224	(7,401)

Operating Activities
The increase in cash flows provided by operating activities is due primarily to an increase in operating income in 2010 as compared to 2009 and a $15.0 million contractually required payment made in 2009.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $68.8 million and $93.0 million during the nine months ended September 30, 2010 and 2009, respectively.  Our capital expenditures decreased in 2010 primarily due to the decreased pace of our wireless network expansion.  We expect our 2010 expenditures for property and equipment for our core operations, including construction in progress, to total $95.0 million to $105.0 million, depending on available opportunities and the amount of cash flow we generate during 2010, and excluding grant funded capital expenditures related to our TERRA-SW project.

Financing Activities
Net cash used in financing activities consists primarily of our proceeds from borrowings off-set by our debt repayments, payment of debt issuance costs and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.  The decrease in cash flows provided by financing activities is due to a decrease in long-term debt borrowings in 2010 compared to 2009, partially off-set by a decrease in long-term debt payments and an increase in debt issuance costs and repurchases of our common stock in 2010 compared to 2009.

Available Borrowings Under Senior Credit Facility
On January 29, 2010, we replaced our then existing Senior Credit Facility with a new amended Senior Credit Facility that provides a $75.0 million revolving credit facility and that extends the maturity through January 29, 2015.

We have a $75.0 million revolving Senior Credit Facility with a $25.0 million sublimit for letters of credit.  We have $2.7 million of letters of credit outstanding, which leaves $72.3 million available for borrowing under the revolving credit facility as of September 30, 2010.

On October 20, 2010, we borrowed $30.0 million under our revolving credit facility to partially fund a repurchase of our Class A common stock.  After consideration of this transaction, we have $42.3 million available for borrowing under our revolving credit facility.  See note 9 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for further discussion on this transaction.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2019 Notes, amended Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock. Under this program, we are currently authorized to make up to $64.8 million of repurchases as of September 30, 2010. In October 2010, GCI’s Board of Directors approved an increase to the common stock buyback plan.  Under the amended plan, we are authorized to repurchase up to $100.0 million worth of GCI common stock.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During the nine months ended September 30, 2010 we repurchased 224,000 shares of GCI common stock at a cost of $1.3 million. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

On October 21, 2010, we entered into a stock purchase agreement with the Arctic Slope Regional Corporation, pursuant to which GCI repurchased 7,486,240 shares of GCI’s Class A common stock for $10.16 per share, representing a total purchase price of $76.0 million.  This repurchase will reduce the amount available under the $100.0 million stock buyback program to $29.0 million.  See note 9 in the "Condensed Notes to

Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for further discussion regarding this transaction.

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

Those policies considered to be critical accounting policies for the nine months ended September 30, 2010 are described below.

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

Impairment and Useful Lives of Intangible Assets
We had $291.1 million of indefinite-lived intangible assets at September 30, 2010 consisting of cable certificates of $191.6 million, goodwill of $73.5 million and wireless licenses of $26.0 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.

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

Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  The amount we have recorded is from acquisitions of wireless companies and auctions of wireless spectrum.  We use comparable market transactions from recent FCC auctions, as appropriate, and a hypothetical build-up method to value our wireless licenses.

Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition.  We use an income approach to determine the fair value of our reporting units for purposes of our goodwill impairment test.  In addition, a market-based approach is used where possible to corroborate the fair values determined by the income approach.

The direct discounted cash flow, hypothetical build-up, and income approach valuation methods require us to make estimates and assumptions including projected cash flows, discount rate, customer churn, and customer behaviors and attrition.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and the magnitude of any such impairment charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Events and factors that may be out of our control that could affect the estimates include such things as competitive forces, customer behaviors, change in revenue growth trends, cost structures and technology, and changes in discount rates, performance compared to peers, material and ongoing negative economic trends, and specific industry or market sector conditions.  Our company is operated and managed with two balance sheets, however, our impairment tests must be performed at the reporting unit level, which requires us to allocate our balance sheet.  These allocations are subjective and require a significant amount of judgment.  Changes to the assumptions and allocation methodologies could significantly change our estimates.  We may also record impairments in the future if there are changes in long-term market conditions, expected future operating results, or laws and regulations that may prevent us from recovering the carrying value of our goodwill, cable certificates, and wireless licenses.

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

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $86.6 million associated with income tax net operating losses that were generated from 1996 to 2009, and that primarily expire from 2019 to 2029, and with charitable contributions that were converted to net operating losses in 2004 through 2009, and that expire in 2024 through 2029, respectively.  Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. We have not recorded a valuation allowance on the deferred tax assets as of September 30, 2010 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards, will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our amended Senior Credit Facility carries interest rate risk.  We had no principal balance outstanding on our amended Senior Credit Facility as of September 30, 2010.  All of our material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
In the second quarter of 2010 we identified a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  Our revenue and accounts receivable were corrected prior to the issuance of our consolidated financial statements included in Part I, Item I of the June 30, 2010 quarterly report. The impact of this error was deemed to be immaterial in the current and prior periods. We began remediation in the third quarter of 2010 by strengthening the design and operation of our controls over the preparation and review of the USF high cost program support revenue accrual.  We will continue our remediation efforts in the fourth quarter of 2010.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.  In addition we are involved in the following matters:

•
In August 2008, the FCC's OIG initiated an investigation by requesting information regarding Alaska DigiTel’s compliance with program rules and requirements under the Lifeline Program. The request covers the period beginning January 1, 2004 through August 31, 2008 and relates to the amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We have been and intend to continue fully complying with this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  The OIG investigation is still pending, and we are presently unable to assess the ultimate resolution of this matter; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of any potential claims related to the accident.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer
10.177	Description of Incentive Compensation Guidelines for Named Executive Officers #

#	Incorporated by reference to our Current Report on Form 8-K dated October 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 8, 2010
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	November 8, 2010
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 8, 2010
Lynda L. Tarbath	Officer (Principal Accounting Officer)