Form 10-K
period 2010-12-31
GENERAL COMMUNICATION INC
filed 2011-03-15
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2010 was $208,185,109. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 1, 2011, was:
Class A common stock – 43,868,438 shares; and,
Class B common stock – 3,178,019 shares.

Documents Incorporated by Reference
Portions of the Registrant's definitive proxy statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated.  Alternatively, the Registrant may file an amendment to this Form 10-K to provide such information within 120 days following the end of Registrant's fiscal year ended December 31, 2010.

GENERAL COMMUNICATION, INC.
2010 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ending December 31, 2010. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

GCI is primarily a holding company and together with its direct and indirect subsidiaries, is a diversified communications provider with operations primarily in the state of Alaska.

Availability of Reports and Other Information
Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gci-industrialtelecom.com, http://www.unicom-alaska.com/, http://www.alaska-wireless.com/ and http://www.alaskaunited.com/. The Company hosts Internet services at http://www.gci.net/, broadband delivery of health services at http://www.connectmd.com, and SchoolAccess® services at http://www.schoolaccess.net/. The Company hosts information about our TERRA-Southwest (“TERRA-SW”) project at http://terra.gci.com/.

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

Narrative Description of our Business

General
We are the largest communications provider in Alaska as measured by revenues. We offer facilities-based local and long-distance voice services, cable television, data and Internet access to residential and business customers across the state under our GCI brand. In addition, we provide wireless telephone services over our own facilities under the GCI and Alaska Wireless brand names. Due to the unique nature of the markets we serve, including harsh winter weather and remote geographies, our customers rely extensively on our systems to meet their communication and entertainment needs. We benefit from the attractive demographic and economic characteristics of Alaska.

Since our founding in 1979 as a competitive long distance provider, we have consistently expanded our product portfolio and facilities to become the leading integrated communication services provider in our markets. Our facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states. As of December 31, 2010, our cable systems passed 84% of Alaska’s households, and we have achieved 55% basic cable penetration of the homes we reach. We believe we offer superior video services relative to digital broadcast satellite (“DBS”), which is limited by Alaska’s geographic location, challenging climate and terrain features. We have continued our statewide deployment of digital local phone service (“DLPS”) utilizing our own coaxial cable facilities enabling us to move off of facilities that we previously leased from incumbent local exchange carriers (“ILEC”). At December 31, 2010, 76% of the local access lines we served were carried on our own last mile facilities. In recent years, we expanded our efforts in wireless and presently operate the only statewide wireless network. Our network provides access for both global system for mobile communications (“GSM”) and code division multiple access (“CDMA”) based devices, and can provide us with an eventual path to fourth generation Long Term Evolution (“LTE”) based wireless communications.

Our Consumer segment serves residential customers. Our Network Access segment serves other common carriers. Our Commercial segment serves small businesses, local, national and global businesses, governmental entities, and public and private educational institutions. Our Managed Broadband segment serves rural school districts, hospitals and health clinics. The financial results of the long-distance, local access and Internet services sold to consumer and commercial customers that we serve in the Bethel, Alaska area are reported in the Regulated Operations segment.

For the year ended December 31, 2010, we generated consolidated revenues of $651.3 million. We ended the period with approximately 97,500 long-distance customers, 144,800 local access lines in service, 147,100 basic cable subscribers, 138,700 wireless subscribers and 116,900 cable modem subscribers.

Development of our Business During the Past Fiscal Year
TERRA-SW Project.  In January 2010 the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) approved our wholly-owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion TERRA-SW will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The grant portion of the award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI began construction on TERRA-SW in 2010 and expects to complete the project in 2012 or earlier if possible.

You should see “Part I — Item 1. Business — Regulation” for regulatory developments.

Business Strategy
We intend to continue to increase revenues using the following strategies:

Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers. We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses. Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings. Bundling improves our top line revenue growth, provides operating cost efficiencies that expand our margins and drives our overall business performance. As a measure of success to date, over 62,600 of our residential customers subscribe to one of our service bundles that include two or more services.

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

Make Strategic Acquisitions.  We have a history of making and integrating acquisitions of in-state telecommunications providers. In 2008, we completed three acquisitions of telecommunications providers in various Alaska communities. Our management team is adept at sourcing, acquiring and integrating these acquired companies, and we will continue to actively pursue and buy companies that we believe fit with our strategy and networks and that enhance earnings.

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

Consumer Segment
Consumer segment revenues for 2010, 2009 and 2008 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Total Consumer segment revenues1	$342,898	294,925	255,632

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

Voice Services and Products
Revenues derived from Consumer segment voice services and products in 2010, 2009, and 2008 totaled $57.3 million, $52.7 million, and $47.0 million, respectively, or 9%, 9%, and 8% of our total revenues, respectively.

Long-Distance
We are a full-service long-distance provider including intrastate, interstate and international calling. The value of our long-distance services is generally designed to be equal to or greater than that for comparable services provided by our competitors.

Local Access
We offer local access services in many communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.  Our own DLPS facilities and collocated remote facilities that access the ILEC unbundled network element ("UNE") loops allow us to offer full featured local service products to customers. In areas where we do not have our own DLPS facilities or access to ILEC UNE loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Video Services and Products
Revenues derived from Consumer segment video services and products in 2010, 2009, and 2008 totaled $118.5 million, $111.0 million, and $105.2 million, respectively, or 18%, 19%, and 18% of our total revenues, respectively.

Our cable television systems serve 41 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.

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

High-definition television. Our high definition television ("HDTV") service provides our subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming with access of up to 82 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and national sports networks.

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

Video on demand.  Our video on demand service permits our cable subscribers to order at their convenience and for a separate fee, individual feature motion pictures and special event programs, on an unedited, commercial-free basis.

Pay-per-view programming. Our pay-per-view service permits our cable subscribers to order, for a separate fee, scheduled individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

Data Services and Products
Revenues derived from Consumer segment data services and products in 2010, 2009, and 2008 totaled $61.4 million, $50.3 million, and $42.7 million, respectively, or 9%, 8%, and 7% of our total revenues, respectively.

Internet
We primarily offer four types of Internet access for consumer use: high-speed cable modem, dial-up, mobile wireless and fixed wireless. Value-added Internet features, such as e-mail virus prevention, personal web site and domain hosting, and additional e-mail accounts, are available for additional charges. Our consumer high-speed cable modem Internet service offers up to 22 Mbps download and 2 Mbps upload speeds.

Wireless Services and Products
Revenues derived from Consumer segment wireless services and products in 2010, 2009, and 2008 totaled $105.7 million, $81.0 million, and $60.7 million, respectively, or 16%, 14%, and 11% of our total revenues, respectively.

We offer mobile wireless voice and data services by selling services over our own facilities under the GCI and Alaska Wireless brand names. We offer fixed wireless local access services over our own facilities, have purchased personal communication services ("PCS") and local multipoint distribution system ("LMDS") wireless broadband licenses in Federal Communications Commission ("FCC") auctions covering markets in Alaska, and secured cellular licenses utilizing the FCC’s established process. We offer mobile wireless service to our customers in the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau and many other small Alaska communities.

We offer our customers a variety of post-paid and prepaid wireless rate plans so they can choose the plan that best fits their expected calling needs. Consumer voice service is generally offered on a contract basis for one or two year periods. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our offerings include regional and national rate plans at a variety of pricing tiers. Our wireless voice plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include basic features such as voice messaging, caller ID, call forwarding and call waiting, and two-way text messaging.  Wireless data service is included in certain plans or can be purchased as a feature to a plan.

We sell a variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our wireless services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items. We provide contract subscribers substantial equipment subsidies to initiate, continue or upgrade service.

Bundled Services and Products
We combine one or more of our individual service and product offerings into bundles that we sell to our Consumer segment customers at attractive prices.  Our most popular bundled offering includes long-distance, cable television, cable modem Internet access and local access services.  In addition to several other bundled offerings, we also offer a bundle of wireless services, cable television and cable modem Internet access.

Sales and Marketing
Our Consumer segment sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities.

Facilities
We operate a modern, competitive communications network employing digital transmission technology over our fiber optic facilities within Alaska and between Alaska and the lower 48 states. Our facilities include three self-constructed digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 states:

•	Alaska United East was placed into service in 1999 and connects Whittier, Valdez and Juneau, Alaska and Seattle, Washington,
•	Alaska United West was placed into service in 2004 and connects Seward, Alaska to Warrenton, Oregon, and
•	Alaska United Southeast was placed into service in 2008 and connects Ketchikan, Wrangell, Petersburg, Angoon and Sitka, Alaska to Alaska United West and Alaska United East.

The combination of our Alaska United East, Alaska United West and Alaska United Southeast systems provides us with the ability to provide fully protected geographically diverse routing of service between Alaska and the lower 48 states.

Our Alaska United Northwest self-constructed terrestrial fiber optic cable system connects Anchorage and Fairbanks, Alaska along the Parks Highway corridor and we own a terrestrial fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks, Alaska.

We have indefeasible rights to use ("IRU") capacity in the Kodiak-Kenai Cable Company, LLC’s undersea fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak, Narrow Cape on Kodiak Island, and Seward, Alaska.

Another carrier operates a pair of fiber optic cable facilities connecting points in Alaska to the lower 48 states. This additional fiber system provides direct competition to services we provide on our owned fiber optic cable facilities.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C-band and Ku-band satellite transponders is backed up on the same spacecraft with multiple backup transponders. The primary spacecrafts we use to provide voice, data and Internet services to our rural Alaska customers are Intelsat’s Galaxy 18 for C-band and Intelsat's Horizons 1 for Ku-band, but we also lease capacity on two other spacecraft, SES Americom’s AMC-7 and AMC-8.

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

We utilize our coaxial cable facilities for DLPS. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Our statewide cable systems consist of 3,057 miles of installed cable plant having 450 to 625 MHz of channel capacity. Our cable television businesses are located throughout Alaska and serve 41 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. Some of our locations on the fiber routes are served from the head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

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

We own state-wide wireless facilities that cover 98% of the population providing service to urban and rural Alaska communities and we will continue to expand these networks throughout the terrestrially and satellite served portions of Alaska in 2011.  We own GSM and CDMA wireless facilities serving urban Alaska locations. Our urban network includes Ericsson and Nortel wireless switches located in Anchorage and 183 cell sites that serve the following areas of Alaska: Anchorage and Eagle River, the Matanuska-Susitna Valley, Kenai Peninsula, Southeast, Kodiak and Fairbanks.  Our rural network consists of GSM facilities that are located throughout Alaska’s rural villages and communities. We extend our network coverage through roaming arrangements with other GSM and CDMA carriers.

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

Local Access
We compete against ACS, the ILEC, in Anchorage, Juneau, Fairbanks and the Kenai Peninsula area; MTA, the ILEC, in the Matanuska-Susitna Valley, and other smaller ILECs in other communities.

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

We believe that the greatest source of potential competition for video services comes from the DBS industry. Two major companies, The DirecTV Group, Inc. and DISH DBS Corporation, are currently offering nationwide high-power DBS services. The ILECs in the Matanuska-Susitna Valley and Ketchikan offer digital video service over telephone lines in limited areas. Their product offerings and price points are similar to our product offerings. With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase.

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

Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act gives local franchising authorities jurisdiction over basic cable service rates and equipment in the absence of “effective competition.”  The 1992 Cable Act also prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable systems. Well-financed businesses from outside the cable industry (such as the public utilities that own certain of the poles on which cable is attached) may become competitors for franchises or providers of competing services.

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

Wireless Services and Products Competition
We compete against AT&T Mobility, LLC (“AT&T Mobility”), ACS, MTA, and resellers of those services in Anchorage and other markets.

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

Network Access Segment
Network Access segment revenues for 2010, 2009 and 2008 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Total Network Access segment revenues1	$107,227	122,072	153,821

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

Voice Services and Products
Revenues derived from Network Access segment voice services and products in 2010, 2009, and 2008 totaled $29.0 million, $49.8 million, and $79.7 million, respectively, or 4%, 8%, and 14% of our total revenues, respectively.

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

Data Services and Products
Revenues derived from Network Access segment data services and products in 2010, 2009, and 2008 totaled $61.5 million, $63.9 million, and $71.4 million, respectively, or 9%, 11%, and 12% of our total revenues, respectively.

Data network services include multi-protocol label switching, frame relay, private line and dedicated Internet service.

Wireless Services and Products
Revenues derived from Network Access segment wireless services and products in 2010, 2009, and 2008 totaled $16.7 million, $8.4 million, and $2.7 million, respectively, or 3%, 1%, and 0% of our total revenues, respectively.  We provide roaming services on our wireless network within Alaska to other GSM and CDMA wireless carriers.

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

Major Customer
We had no major customer in 2010.  During the years ended December 31, 2009 and 2008, Verizon was a major customer.  Revenues attributed to our major customer during the years ended December 31, 2009 and 2008, totaled $64.5 million and $65.0 million, respectively, or 11% of total revenues for each year.

Competition
Our Network Access segment competes against AT&T Alascom, ACS, and certain smaller rural local telephone carriers. There is also the possibility that new competitors will enter the Alaska market.

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

Commercial Segment
We offer a full range of communications services and products to commercial and governmental customers. Commercial segment revenues for 2010, 2009 and 2008 are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Total Commercial segment revenues1	$128,458	110,135	114,660

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

Voice Services and Products
Revenues derived from Commercial segment voice services and products in 2010, 2009, and 2008 totaled $31.7 million, $30.8 million, and $29.4 million, respectively, or 5% of our total revenues for each year.

Long-Distance
We are engaged in the transmission of interstate and intrastate-switched message telephone service between the major communities in Alaska, the remaining 49 states, and foreign countries. Our message toll services include intrastate, interstate and international direct dial, toll-free services, calling card, operator and enhanced conference calling services. Small business subscribers generally may cancel long-distance service at any time. Certain small business and most large business, governmental and educational institution customers generally contract with us for service over one to five year periods.

Local Access
We offer full featured local access service to our Commercial segment customers using our own fiber and coax facilities and collocated remote facilities that access the ILEC’s UNE loops and wholesale facilities. In areas where we do not have our own facilities or access to ILEC loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Our package offerings are competitively priced and include popular features, including caller ID, voice messaging, three-way calling, call forwarding, and call waiting.  Small business subscribers generally may cancel local access service at any time. Certain small business and most large business, governmental and educational institution customers generally contract with us for service over one to five year periods.

Video Services and Products
Revenues derived from Commercial segment video services and products in 2010, 2009, and 2008 totaled $11.2 million, $9.2 million, and $9.6 million, respectively, or 2% of our total revenues for each year.

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

Data Services and Products
Revenues derived from Commercial segment data services and products in 2010, 2009, and 2008 totaled $76.8 million, $63.4 million, and $70.1 million, respectively, or 12%, 11%, and 12% of our total revenues, respectively.

Internet
We currently offer several Internet service packages for commercial use. Our business high-speed cable modem Internet service offers access of up to 22 Mbps download and upload speeds, and free 24-hour customer service and technical support.  We also provide dedicated access Internet service to commercial and public organizations in Alaska.

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

Wireless Services and Products
Revenues derived from Commercial segment wireless services and products in 2010, 2009, and 2008 totaled $8.7 million, $6.7 million, and $5.6 million, respectively, or 1% of our total revenues for each year.

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

Managed Broadband Segment
Managed Broadband segment revenues for 2010, 2009 and 2008 are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Total Managed Broadband segment revenues1	$49,962	44,875	37,047

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Managed Broadband segment.

Services and Products
Our Managed Broadband segment offers Internet access, data network and managed services to rural schools and health organizations.

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

Our network, Internet and software application services provided through our Managed Broadband segment’s Medical Services division are branded as ConnectMD®. Our ConnectMD® services are currently provided under contract to medical businesses in Alaska, Washington and Montana. The Rural Health Care Program of the USF makes discounts available to eligible rural health care providers for telecommunication services and monthly Internet service charges. The program is intended to ensure that rural health care providers pay no more for telecommunication services in the provision of health care services than their urban counterparts. Customers utilize ConnectMD® services to securely move data, images, voice traffic, and real time multipoint interactive video.

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

Our videoconferencing network is the largest in Alaska, and network coverage includes parts of the states of Washington and Montana. The network supports all H.323 IP videoconferencing standards including the newer H.264 standard, and supports call data rates from 128 Kb per second up to and including multi-megabit high definition calls.  In 2010, 2009, and 2008, we terminated over 33,000, 32,000 and 30,000, respectively, videoconferencing endpoint connections amounting to over 2.5 million, 2.0 million and 1.8 million, respectively, videoconferencing minutes on our network.

Sales and Marketing
Our Managed Broadband segment sales and marketing efforts focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our Managed Broadband segment services and products primarily through direct contact marketing.

Facilities
Our Managed Broadband segment services and products are delivered using a platform including many of the latest advancements in technology through a locally available circuit, our existing lines, and/or satellite earth stations. Our Internet services are partially provisioned over a satellite based digital video broadcast carrier that reduces the requirement for new satellite transponder bandwidth to support growth in ConnectMD®, SchoolAccess® and other broadband services.

We employ a packet data satellite transmission technology for the efficient transport of broadband data in support of our ConnectMD® and SchoolAccess® initiatives. Our SchoolAccess® Internet service is delivered as follows:

•
In communities where we have terrestrial interconnects or provide existing service over regional earth stations, we have configured intermediate distribution facilities. Schools that are within these service boundaries are connected locally to one of those facilities;

•
In communities where we have extended communications services via our DAMA earth station program, SchoolAccess® is provided via a satellite circuit to an intermediate distribution facility at the Eagle River earth station; and

•
In communities or remote locations to which we have not extended communications services, SchoolAccess® is provided via a dedicated (usually on premise) very small aperture terminal ("VSAT") satellite station. The VSAT connects to an intermediate distribution facility located in Anchorage.

Our facilities include DeltaNet, a long-haul broadband microwave network ringing the Yukon-Kuskokwim Delta – a region of approximately 50,000 square miles in western Alaska. DeltaNet links more than 30 villages to Bethel, the region’s hub.  We utilize DeltaNet to support growth in wireless and broadband services including ConnectMD®and SchoolAccess®.

You should refer to “Consumer Segment — Facilities” above for additional information.

Competition
There are several competing companies in Alaska that actively sell broadband services. Our ability to provide end-to-end broadband services solutions has allowed us to maintain our market position based on “value added” services and products rather than solely based on price competition. These services are blended with other transport and software products into unique customer solutions, including SchoolAccess® and ConnectMD® applications such as video conferencing and unique web content services.

Seasonality
Our Managed Broadband segment does not exhibit seasonality.

Regulated Operations Segment
We offer voice and data services and products to commercial and residential customers in 60 rural communities primarily in Southwest Alaska. Regulated Operations segment revenues were $22.7 million, $23.8 million, and $14.3 million in 2010, 2009, and from the June 1, 2008 date of acquisition of UUI and United-KUC, Inc. (“United-KUC”) through December 31, 2008, respectively.

Services and Products
Our Regulated Operations segment offers wireline communications services to our residential and commercial customers, including local access and Internet services and products.

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

Environmental Regulations
We may undertake activities that, under certain circumstances may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment. The FCC, the Bureau of Land Management, the United States Forest Service, the United States Fish and Wildlife Service and the National Park Service are required by the National Environmental Policy Act of 1969 to consider the environmental impact before the commencement of facility construction.

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

Patents, Trademarks, and Licenses
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

We hold the following licenses, among others:
•
Two licenses for use of a 30 MHz block of spectrum, which together authorize provision of PCS services in Alaska. Both licenses have an expiration date of June 23, 2015.  Licenses may be revoked and license renewal applications may be denied for cause. We expect the PCS licenses will be renewed in due course when, at the end of the license period, a renewal application will be filed,

•
A LMDS license which we acquired in 1998 for use of a 150 MHz block of spectrum in the 28 GHz Ka-band for providing wireless services. The LMDS license was renewed in 2008 for an additional 10-year term, following the grant of an extension until June 1, 2012 of the requirement to provide “substantial service” in the service region,

•	A 25 MHz cellular A license for sites located in the Bethel AK-2 B2 portion of RSA 316, serving the Aleutians West Census Area, and
•
Several 25 MHz cellular B licenses are held by our subsidiary Unicom for sites located in the Wade Hampton AK-1 portion of CMA 315 and the Bethel AK-2 portion of CMA 316, throughout the Yukon-Kuskokwim Delta.

Earth stations are licensed generally for fifteen years. The FCC also issues a single blanket license for a large number of technically identical earth stations (e.g., VSATs). Our operations may require additional licenses in the future.

We are certified through the Regulatory Commission of Alaska (“RCA”) to provide cable service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates issued for each community.  Although CPCNs have no stated expiration date they may be revoked due to cause.

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

Wireline Voice Services and Products
General. As an Interexchange carrier, we are subject to regulation by the FCC and the RCA as a non-dominant provider of interstate, international, and intrastate long-distance services. As a state-certificated competitive local exchange carrier, we are subject to regulation by the RCA and the FCC as a non-dominant provider of local communications services. Military franchise requirements also affect our ability to provide communications services to military bases.

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

See “Description of Our Business by Reportable Segment — Consumer — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. On February 8, 2011, the FCC issued its most recent proposal to restructure and possibly reduce interstate access charges. Changes to the interstate access charge regime or introduction of new technologies not subject to access charges could fundamentally change the economics of some aspects of our business.  In addition, the RCA adopted intrastate access reform, which has not yet been promulgated as final rules.  We believe the proposed reduction of intrastate access rates will result in a cost savings to us and does not present a substantial risk.

Carriers also pay fees for switched wholesale transport services in and out of Alaska. The rates for such services offered by and to any provider were governed by a federal law that was effective through December 31, 2009.  The expiration of the applicable federal law is likely to result in a decrease in the rates for services, which would result in a reduction of revenues.

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

Universal Service. The USF pays Eligible Telecommunications Carriers ("ETC") to support the provision of facilities-based wireline telephone service in high-cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected.

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service (“Joint Board”) to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap has generally reduced the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which was to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a ten year period.  On April 21, 2010, the FCC initiated a proceeding to consider interim and long-term USF reforms, including a five year phase-out of support to competitive ETCs.  On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking to consider adopting reforms to its high cost support program, including, among other things, the proposed competitive ETC phase-out and ways to fund and distribute support for broadband services.  We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by the reduction of USF support.

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

AllVid Proceeding. On April 21, 2010, the FCC adopted a Notice of Inquiry to consider ways to develop a standardized interface for accessing video content, as an alternative to set-top boxes.  Adoption of new rules or standards in this area could affect the manner in which we deliver video products to our customers.  We do not know if the FCC will propose rules for further consideration.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA and the FCC has an open rulemaking proceeding to consider application of the federal formula. We cannot predict at this time the outcome of any such proceedings.

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

Recently adopted net neutrality regulations have not yet gone into effect and are subject to court appeals.  We are currently assessing the steps required to satisfy the regulations as adopted by the FCC.  Further legislative proposals under the banner of “net neutrality”, if adopted, could interfere with our ability to reasonably manage and invest in our broadband network, and could adversely affect the manner and price of providing service.

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

Interconnection.  We have completed negotiation and the RCA has approved current direct wireless Interconnection Agreements between GCI and all of the major Alaska ILECs.  These are in addition to indirect interconnection arrangements utilized elsewhere.

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

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 services that provide to local public safety dispatch agencies the caller’s communications number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location, either by means of network-based or handset-based technologies, within accuracy parameters recently revised by the FCC, to be implemented over a phase-in period.  We are assessing the application of such parameters in Alaska’s relatively low population and rural service areas.  Providers may not demand cost recovery as a condition of doing so, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

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

Geographic Concentration and the Alaska Economy
We offer voice, data and wireless telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as investment earnings, tourism, government, and United States military spending. Any deterioration in these markets could have an adverse impact on us. A significant part of the Alaska economy is the state government.  All of the federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues for the State of Alaska. The State of Alaska reported in fiscal 2010 that oil revenues supplied 89% of the State's unrestricted revenues. In fiscal 2011 state economists forecast that Alaska’s oil revenues will supply 87% of the State’s projected unrestricted revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over the past 20 years has been as high as 2.011 million barrels per day in fiscal 1988. Production has been declining over the last several years with an average of 0.644 million barrels produced per day in fiscal 2010. The State forecasts the production rate to decline from 0.616 million barrels produced per day in fiscal 2011 to 0.52 million barrels produced per day in fiscal 2020.

Market prices for North Slope oil averaged $74.90 in fiscal 2010 and are forecasted to average $77.96 in fiscal 2011. The closing price per barrel was $111.98 on March 1, 2011. To the extent that actual oil prices vary materially from the State’s projected prices, the State’s projected revenues and deficits will change. The production policy of the Organization of Petroleum Exporting Countries and its ability to continue to act in concert represents a key uncertainty in the State’s revenue forecast.

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

No assurance can be given that the driving forces in the Alaska economy, and in particular, oil production, will continue at appropriate levels to provide an environment for expanded economic activity.  The governor of the State of Alaska and the Alaska legislature continue to evaluate the state’s oil tax structure which may also affect the oil production industry in Alaska.

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

Deployment of a natural gas pipeline from the State of Alaska’s North Slope to the lower 48 states has been proposed to supplement natural gas supplies. There are two competing companies that are studying the economic viability of a natural gas pipeline, which depends upon the price of and demand for natural gas.  Both of the companies completed an initial open season for shipping bids during 2010.  These open seasons were approved by government regulators and submissions are currently under evaluation by involved parties.

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

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market. The customer base in Alaska is limited, however, with a population of approximately 710,000 people. The State of Alaska’s population is distributed as follows:

•	42% are located in the Municipality of Anchorage,
•	14% are located in the Fairbanks North Star Borough,
•	12% are located in the Matanuska-Susitna Borough,
•	8% are located in the Kenai Peninsula Borough,
•	4% are located in the City and Borough of Juneau, and
•	The remaining 20% are located in other communities across the State of Alaska.

Employees
We employed 1,655 persons as of December 31, 2010, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

There is substantial competition in the telecommunications industry.  The traditional dividing lines between long-distance, local access, wireless, Internet and video services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets. We face increasing video services competition from DBS providers.

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

Video Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future. Currently, pursuant to Alaska law, the basic cable rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority, and the rates in Juneau were reviewed and approved by the RCA in July 2010.

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

We receive support from each of the various USF programs: high-cost, low income, rural health care, and schools and libraries.  This support was 18%, 14%, and 10% of our revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  The FCC has proposed phasing out support for voice services and targeting support to broadband services, as well as phasing out support for competitive ETCs.  In addition, members of Congress have indicated that they may seek enactment of legislation addressing universal service reform, including legislation to limit growth of explicit universal service support funds. Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

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

Our business is geographically concentrated in Alaska. Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations and liquidity.

We offer voice, data and wireless communication and video services to customers primarily in Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending, including substantial amounts for the United States military. Any deterioration in these markets could have an adverse impact on the demand for communication and cable television services and on our results of operations and financial condition. In addition, the customer base in Alaska is limited. Alaska has a population of approximately 710,000 people, 54% of whom are located in the Anchorage and Matanuska-Susitna Borough region. We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

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

We depend on a limited number of third-party vendors to supply cable, Internet, DLPS, wireless and other telephony-related equipment. If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and our leading edge services and products), in many situations we deploy and utilize specialized, advanced technology and equipment that may not have a large market or demand. Our vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require us to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

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

We have and will continue to have a significant amount of debt. On December 31, 2010, we had total debt of $786.7 million.  Our debt balance is expected to increase by $44.2 million with the construction of TERRA-SW between 2011 and 2012.  Our high level of debt could have important consequences, including the following:

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

We will continue to require a significant amount of cash to satisfy our debt service requirements and to meet other obligations.  We expect to incur $44.2 million in additional debt for the construction of TERRA-SW in 2011-2012 and, to meet our capital needs, we may incur additional debt in the future.  Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash and to arrange additional financing in the future. These abilities are subject to, among other factors, our credit rating, our financial performance, general economic conditions, prevailing market conditions, the state of competition in our market, the outcome of certain legislative and regulatory issues and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.  We may need to refinance all or a portion of our debt on or before maturity.  We may not be able to refinance any of our debt on commercially reasonable terms or at all.

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

All of these covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures governing our Senior Notes and/or the Senior Credit Facility. If there were an event of default under the indentures for the Senior Notes and/or the Senior Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged to them as security. Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

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

As of December 31, 2010, our executive officers and directors and their affiliates owned 9% of our combined outstanding Class A and class B common stock, representing 20% of the combined voting power of that stock. These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

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

Our properties consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings. Substantially all of our properties are located on or in leased real property or facilities.  Substantially all of our properties secure our Senior Credit Facility. See note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

Item 3. Legal Proceedings
Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the FCC and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.  In addition we are involved in the following matters:

•
In September 2008, the FCC’s Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates.   On January 18, 2011, we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and grants us a broad release of claims including those under the False Claims Act. The $1.6 million contribution, of which $154,000, $661,000 and $741,000 was recognized in selling, general and administrative expense in the Statement of Operations in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of any potential claims related to the accident.

Item 4. Submissions of Matters to a Vote of Security Holders
(Removed and Reserved)

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

The following table sets forth the high and low sales price for our common stock for the periods indicated. Market price data for Class A shares was obtained from the Nasdaq Stock Market System quotation system. Market price data for Class B shares was obtained from reported Over-the-Counter Bulletin Board service market transactions. The prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	Class A		Class B
	High	Low	High	Low
2010
First Quarter	$6.65	5.32	6.05	6.05
Second Quarter	$7.62	5.73	7.00	7.00
Third Quarter	$10.21	7.64	9.00	7.50
Fourth Quarter	$13.37	9.92	11.50	10.00
2009
First Quarter	$8.61	3.78	6.00	6.00
Second Quarter	$8.06	6.32	6.75	2.00
Third Quarter	$7.21	6.41	7.00	6.40
Fourth Quarter	$6.82	5.87	5.00	5.00

Holders
As of December 31, 2010 there were 2,407 holders of record of our Class A common stock and 373 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

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

Performance Graph
The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2006 through 2010. This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period. This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)

FYE 12/31/05	100.00	100.00	100.00
FYE 12/31/06	152.28	109.84	131.49
FYE 12/31/07	84.69	119.14	116.96
FYE 12/31/08	78.30	57.41	67.20
FYE 12/31/09	61.75	82.53	100.77
FYE 12/31/10	122.53	97.95	130.11

1	The lines represent annual index levels derived from compounded daily returns that include all dividends.
2	The indexes are reweighted daily, using the market capitalization on the previous trading day.
3	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
4	The index level for all series was set to $100.00 on December 31, 2005.

Issuers Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A common stock during the quarter ended December 31, 2010:

				(d) Maximum
			(c) Total	Number (or
			Number of	approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid per	Plans or	the Plan or
	Purchased1	Share	Programs2	Programs3
October 1, 2010 to
October 31, 2010	7,486,281	$10.16	7,486,281	$122,057,841
November 1, 2010 to
November 30, 2010	105,946	$10.96	105,946	$123,219,019
December 1, 2010 to
December 31, 2010	195,747	$11.72	195,747	$125,512,824
Total	7,787,974

1 Private purchases made under our publicly announced repurchase plan.

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

3 The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $275.2 million through December 31, 2010 consisting of $135.0 million through September 30, 2010 and an additional $140.2 million during the three months ended December 31, 2010.  We have made total repurchases under the program of $149.7 million through December 31, 2010.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2010	2009	2008	2007	2006
(Amounts in thousands except per share amounts)
Revenues	$651,250	595,811	575,442	520,311	477,482
Income (loss) before income tax expense and cumulative effect of a change in accounting principle	$18,443	7,452	(2,295)	25,859	34,253
Cumulative effect of a change in accounting principal, net of income tax expense of $44 in 2006	$-	-	-	-	64
Net income (loss)	$8,955	3,516	(3,372)	13,697	18,520
Net loss attributable to the non-controlling interest	$-	-	1,503	36	-
Net income (loss) attributable to GCI common stockholders	$8,955	3,516	(1,869)	13,733	18,520
Basic net income (loss) attributable to GCI per common share	$0.17	0.07	(0.04)	0.26	0.34
Diluted net income (loss) attributable to GCI per common share	$0.17	0.06	(0.04)	0.23	0.33
Total assets	$1,351,760	1,418,397	1,335,301	984,233	914,659
Long-term debt, including current portion and net of unamortized discount	$781,717	776,380	716,831	538,398	489,462
Obligations under capital leases, including current portion	$91,165	95,914	100,329	2,851	2,857
Redeemable preferred stock
Series B	$-	-	-	-	-
Series C	$-	-	-	-	-
Total GCI stockholders’ equity	$200,506	266,317	258,915	259,433	246,278
Dividends declared per common share	$0.00	0.00	0.00	0.00	0.00

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

The weakness in the national economy has negatively impacted consumer confidence and spending.  There are some indicators that consumer confidence might be improving; however, there is no clear indication that the economy is in a recovery.  Continued stress in the economy could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time.  Mortgage foreclosure rates in Alaska are among the lowest in the nation and the commercial real estate market is steady.  The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term.  This is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. The majority of our revenue is driven by the strength of the Alaska economy which appears to have weathered the recessionary pressures relatively well to date.  Nonetheless we cannot predict the impact the nation’s economic changes may have on us in the future.

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

Results of Operations
The following table sets forth selected Statements of Operations data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage	Percentage
				Change1	Change1
	Year Ended December 31,			2010	2009
	2010	2009	2008	vs. 2009	vs. 2008

Statements of Operations Data:
Revenues:
Consumer segment	53%	49%	45%	16%	15%
Network Access segment	16%	21%	27%	(12%)	(20%)
Commercial segment	20%	18%	20%	17%	(4%)
Managed Broadband segment	8%	8%	6%	11%	21%
Regulated Operations segment	3%	4%	2%	(5%)	68%
Total revenues	100%	100%	100%	9%	4%
Selling, general and administrative expenses	35%	36%	37%	8%	1%

Depreciation and amortization expense	19%	21%	20%	2%	8%
Operating income	14%	11%	8%	34%	39%
Other expense, net	11%	10%	9%	19%	17%
Income before income tax expense	3%	1%	0%	147%	425%
Net income (loss)	1%	1%	(1%)	155%	204%
Net loss attributable to the non-controlling interest	0%	0%	0%	0%	100%
Net income attributable to GCI	1%	1%	0%	155%	288%

1 Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense and non-cash contribution adjustment (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value.  See note 10 to the accompanying consolidated financial statements for a reconciliation of Adjusted EBITDA to Consolidated Income (Loss) Before Income Tax Expense.

Year Ended December 31, 2010 (“2010”) Compared to Year Ended December 31, 2009 (“2009”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 9% from $595.8 million in 2009 to $651.3 million in 2010.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 7% from $193.7 million in 2009 to $207.8 million in 2010. Cost of Goods Sold increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 53% of 2010 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$57,317	52,654	9%
Video	118,475	110,986	7%
Data	61,364	50,327	22%
Wireless	105,742	80,958	31%
Total Consumer segment revenue	$342,898	294,925	16%

Consumer segment Cost of Goods Sold represented 50% of 2010 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$12,042	14,952	(19%)
Video	51,246	45,350	13%
Data	3,781	4,367	(13%)
Wireless	37,412	32,225	16%
Total Consumer segment Cost of Goods Sold	$104,481	96,894	8%

Consumer segment Adjusted EBITDA, representing 52% of 2010 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Consumer segment Adjusted EBITDA	$114,716	86,587	32%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	88,200	90,500	(3%)
Long-distance minutes carried (in millions)	106.9	114.7	(7%)
Total local access lines in service2	84,800	84,200	1%
Local access lines in service on GCI facilities2	77,400	75,200	3%
Video:
Basic subscribers3	130,000	130,500	0%
Digital programming tier subscribers4	81,800	79,600	3%
HD/DVR converter boxes5	88,100	81,500	8%
Homes passed	238,500	232,400	3%
Average monthly gross revenue per subscriber6	$ 75.83	$ 70.36	8%
Data:
Cable modem subscribers7	105,700	100,200	6%
Wireless:
Wireless lines in service8	124,900	115,100	9%
Average monthly gross revenue per subscriber9	$ 63.96	$ 58.23	21%

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

Consumer Segment Revenues
The increase in voice revenue is primarily due to a $4.4 million or 54% increase in USAC support. We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers.  This increase was partially off-set by an absence of $674,000 in support in 2009 related to services provided during the year ended December 31, 2008.  In March 2009, the FCC issued an order which provided uncapped support for all lines served by competitive ETCs for tribal lands in Alaska Native regions retroactive to August 2008.  This revenue was for the additional support for the period August to December 2008.

The increase in video revenue is primarily due to the following:

•
A 6% increase in programming services revenue to $93.9 million in 2010 primarily resulting from an increase in digital programming tier subscribers in 2010 and a rate increase on certain cable service offerings beginning in August 2009, and

•	An 8% increase in equipment rental revenue to $23.4 million in 2010 primarily resulting from our customers’ increased use of our HD/DVR converter boxes.

The increase in data revenue is primarily due to a 23% increase in cable modem revenue to $53.4 million due to increased subscribers, rate increases in May and August 2010, our subscribers’ selection of plans that offer higher speeds, and an increase in charges for usage above plan limits.

The increase in wireless revenue is primarily due to the following:

•
A $19.8 million increase in USAC support to $51.4 million. This increase includes a $16.3 million increase in USF high cost support and a $3.5 million increase in USF low income support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate, an increase in the number of wireless subscribers and $1.0 million for amended line count filings for which the revenue recognition criteria was met in the third quarter of 2010.  The increase in USF low income support is due to an increase in the number of wireless subscribers who qualify under this program; and

•	A $7.3 million increase in plan fee revenue to $37.8 million due to an increase in the number of wireless subscribers.

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

Consumer Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased voice minutes carried, cost savings resulting from the increased deployment of local access services lines on our own facilities during 2010, and a $392,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

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

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.  As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility has provided to us a large block of wireless network usage at no charge that we use for roaming.  We expect this block of minutes to expire in the first half of 2012 at which time we expect a material increase to our wireless Cost of Goods Sold estimated at $8.0 million to $10.0 million annually.

Consumer Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue as described above in "Consumer Segment Revenues.” The increase was partially offset by increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment. The increase in allocated selling, general and administrative expense is due primarily to an increase in the 2009 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part II of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Network Access Segment Overview
Network access segment revenue represented 16% of 2010 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$29,032	49,837	(42%)
Data	61,494	63,862	(4%)
Wireless	16,701	8,373	99%
Total Network Access segment revenue	$107,227	122,072	(12%)

Network Access segment Cost of Goods Sold represented 12% of 2010 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$15,383	16,522	(7%)
Data	8,234	9,444	(13%)
Wireless	1,413	1,287	10%
Total Network Access segment Cost of Goods Sold	$25,030	27,253	(8%)

Network Access segment Adjusted EBITDA, representing 23% of 2010 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Network Access segment Adjusted EBITDA	$50,259	57,563	(13%)

Selected key performance indicators for our Network Access segment follow:

	December 31,		Percentage
	2010	2009	Change
Voice:
Long-distance minutes carried (in millions)	785.4	840.0	(7%)

Data:
Total Internet service provider access lines in service1	1,700	1,700	0%

1 An Internet service provider access line is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network

Network Access Segment Revenues
The decrease in voice revenue is due to decreases in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks. Voice revenue continues to decline as expected due to increased competition in the Network Access business. The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.  The decrease is partially offset by a $3.4 million increase from growth of services sold.

The decrease in data revenue is primarily due to decreased rates for capacity purchased by our common carrier customers.

The increase in wireless revenue is due to increased roaming revenue in 2010 primarily due to improved coverage and new roaming partners.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to decreased long-distance minutes carried, the movement of more traffic onto our network in lieu of carrying traffic on third party networks, and a $771,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled long-distance services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.  The decreases were partially offset by a $2.3 million increase from growth of services sold.

The decrease in data Cost of Goods Sold is primarily due to the transition of traffic to our own facilities from leased facilities and a $724,000 favorable adjustment based upon refunds from several vendors.  In the course of business we estimate unbilled data services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.  The decreases were partially offset by the absence of a $585,000 favorable adjustment in 2009 resulting from a refund of fiber repair costs.  The fiber repair costs were originally recognized in the first quarter of 2008.  Due to the uncertainty surrounding the refund of the fiber repair costs, we deferred recognition until collection of the refund was reasonably assured.

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

			Percentage
	2010	2009	Change
Voice	$31,720	30,830	3%
Video	11,178	9,175	22%
Data	76,823	63,383	21%
Wireless	8,737	6,747	29%
Total Commercial segment revenue	$128,458	110,135	17%

Commercial segment Cost of Goods Sold represented 29% of 2010 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Voice	$15,212	18,563	(18%)
Video	2,140	1,956	9%
Data	38,586	28,661	35%
Wireless	3,947	3,065	29%
Total Commercial segment Cost of Goods Sold	$59,885	52,245	15%

Commercial segment Adjusted EBITDA, representing 14% of 2010 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2010	2009	Change
Commercial segment Adjusted EBITDA	$30,871	23,174	33%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2010	2009	Change
Voice:
Long-distance subscribers1	9,100	9,500	(4%)
Total local access lines in service2	48,300	47,700	1%
Local access lines in service on GCI facilities	21,200	19,600	8%
Long-distance minutes carried (in millions)	116.0	123.2	(6%)

Data:
Cable modem subscribers3	10,700	10,500	2%

Wireless:
Wireless lines in service4	13,800	10,300	34%

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

Commercial Segment Revenues
The increase in voice revenue is primarily due to the following:

•
A $799,000 or 32% increase in USAC support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of local subscribers, and

•	A $493,000 or 3% increase in local plan fee revenue due to an increase in the number of lines in service.

These increases in voice revenue were partially offset by an $822,000 or 6% decrease in long-distance plan fee revenue due to a decrease in subscribers and minutes carried.

The increase in video revenue is primarily due to an increase in sales of cable advertising services due to state and federal political advertising and the return of seasonal tourism advertising which was negatively affected in 2009 by the general economic slowdown.

The increase in data revenue is primarily due to a $12.1 million or 42% increase in managed services project revenue due to special project work.

The increase in wireless revenue is primarily due to the following:

•
A $995,000 or 90% increase in USAC support.  We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate.  The increase in USF high cost support is primarily due to changes in the variables used to calculate our estimate and an increase in the number of wireless subscribers; and

•	An $812,000 or 54% increase in plan fee revenue mainly due to an increase in the number of wireless subscribers.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to the following:

•	A $1.2 million cost saving from increased deployment of local access services lines on our own facilities during 2010,
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

•	A $700,000 or 7% decrease in long-distance costs related to the decrease in minutes carried.

The increase in data Cost of Goods Sold is primarily due to an $11.1 million or 57% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers.

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

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 8%, 7% and 8% of 2010 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 11% to $50.0 million in 2010 as compared to 2009. The increase is primarily due to:

•	A $3.8 million or 9% increase in monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers, and
•	A $1.2 million or 143% increase in product sales to our customers.

These increases are partially off-set by the $1.7 million in denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010.  This denial is under appeal to the FCC.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $11.1 million in 2009 to $14.0 million in 2010.  The increase is primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”  In addition, the product sales described above in “Managed Broadband Segment Revenues” resulted in a $756,000 or 99% increase in product sales Cost of Goods Sold.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA decreased 1% to $19.3 million in 2010 primarily due to an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment primarily due to an increase in the consolidated selling, general and administrative expense.  These increases were partially off-set by an increase in revenue as described above in "Managed Broadband Segment Revenues."

See note 10 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 2% and 3% of 2010 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

A selected key performance indicator for our Regulated Operations segment follows:

	December 31,		Percentage
	2010	2009	Change
Voice:
Total local access lines in service on GCI facilities1	10,000	11,100	(10%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $23.8 million in 2009 to $22.7 million in 2010 primarily due to projected lower levels of eligible cost recovery resulting from changes in lines in service, traffic sensitive activity levels and reserve adjustments.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $6.1 million in 2009 to $4.4 million in 2010 primarily due to a change in allocation of network maintenance costs which resulted in a decrease to our Regulated Operations segment and an increase to our Consumer, Network Access, Commercial and Managed Broadband segments.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA increased 6% to $6.4 million in 2010.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part I of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $16.3 million to $228.8 million in 2010 primarily due to the following:

•	A $4.7 million increase in health benefit costs,
•	A $4.5 million increase in labor costs,
•
A $3.8 million increase in share-based compensation expense primarily due to the absence of a $2.4 million reversal of expense in 2009.  The expense had been properly recognized in previous periods for certain performance-based stock options and restricted stock awards but in the third quarter of 2009 we determined they were not expected to vest,

•	$2.0 million in costs, including workers compensation expense, related to an accident involving our company-owned aircraft in August 2010, and
•	A $913,000 increase in our company-wide success sharing bonus accrual.

The increases were partially off-set by the following:

•	A $2.4 million decrease in sales expense,
•	The absence of $1.2 million in costs for the conversion of our customers’ wireless phones to our facilities in 2009, and
•	The absence of a $640,000 contribution expense recognized upon the gift of an IRU to the University of Alaska that was recorded in 2009.

As a percentage of total revenues, selling, general and administrative expenses decreased to 35% in 2010 from 36% in 2009, primarily due to increasing revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.8 million to $126.1 million in 2010 primarily due to new assets placed in service in 2010 partially offset by assets which became fully depreciated during 2010.

Other Expense, Net
Other expense, net of other income, increased 19% to $70.1 million in 2010 primarily due to a $13.2 million increase in interest expense to $69.4 million in 2010.  The interest expense increase is due to the issuance of the 2019 Notes in November 2009, which have a higher interest rate than the interest rate paid on our amended Senior Credit Facility, and a higher average outstanding debt balance during 2010 than 2009.  The proceeds from the issuance of the 2019 Notes were primarily used to repay and retire the outstanding amount due on our amended Senior Credit Facility.

Income Tax Expense
Income tax expense totaled $9.5 million and $3.9 million in 2010 and 2009, respectively. Our effective income tax rate decreased from 53% in 2009 to 51% in 2010.

At December 31, 2010, we have tax net operating loss carryforwards of $226.4 million that will begin expiring in 2011 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $89.0 million associated with income tax net operating losses that were generated from 1996 to 2010 and that expire from 2011 to 2030, and with charitable contributions that were converted to net operating losses in 2004 through 2010, and that expire in 2024 through 2030, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 50% to 54% in the year ended December 31, 2011, primarily due to the large amount of permanent differences in 2011 as compared to our net income before income tax expense.

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

Consumer segment Cost of Goods Sold represented 50% of 2009 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$14,952	18,121	(17%)
Video	45,350	40,279	13%
Data	4,367	6,554	(33%)
Wireless	32,225	24,899	29%
Total Consumer segment Cost of Goods Sold	$96,894	89,853	8%

Consumer segment adjusted EBITDA, representing 45% of 2009 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Consumer segment Adjusted EBITDA	$86,587	58,949	47%

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	90,500	88,600	2%
Long-distance minutes carried (in millions)	114.7	128.6	(11%)
Total local access lines in service2	84,200	80,700	4%
Local access lines in service on GCI facilities2	75,200	68,700	9%
Video:
Basic subscribers3	130,500	132,500	(2%)
Digital programming tier subscribers4	79,600	71,900	11%
HD/DVR converter boxes5	81,500	67,800	20%
Homes passed	232,400	229,300	1%
Average monthly gross revenue per subscriber6	$70.36	$67.40	4%
Data:
Cable modem subscribers7	100,200	94,400	6%
Wireless:
Wireless lines in service8	115,100	88,700	30%
Average monthly gross revenue per subscriber9	$61.54	$57.77	7%

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

The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered over our HD/DVR converter boxes due to the increased number of boxes in service, an increase in digital programming tier subscribers, and the recognition of a $594,000 charge in 2009 to settle a billing issue with a cable programmer.

The decrease in data Cost of Goods Sold is primarily due to the transition of traffic to our own facilities from leased facilities and the addition of more peering partners for Internet traffic, which was partially offset by an increase in costs due to an increased number of cable modem subscribers.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and the inclusion in certain 2009 promotions of premium wireless handsets which have higher costs.  The increase was partially offset by decreased costs due to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility.

AT&T Mobility acquired Dobson, including its Alaska properties, on November 15, 2007. In December 2007 we signed an agreement with AT&T Mobility that provided for an orderly transition of our wireless customers from the Dobson/AT&T network in Alaska to our wireless facilities that we began building in 2008 and substantially completed in 2010.  The agreement required our customers to be on our wireless network by June 30, 2009, but allowed our customers to use the AT&T Mobility network for roaming during the transition period.  We started transitioning our customers to our wireless facilities in November 2008.  We successfully migrated all but 200 customers from the AT&T Mobility network to our network by the required transition date of June 30, 2009.  The four-year transition period, which expires June 30, 2012, provides us adequate time to replace the Dobson/AT&T network in Alaska with our own wireless facilities. Under the agreement, AT&T Mobility’s obligation to purchase network services from us terminated as of July 1, 2008. AT&T Mobility provided us with a large block of wireless network usage at no charge to facilitate the transition of our customers to our facilities.  We will pay for usage in excess of that base transitional amount.  Under the previous agreement with Dobson, our margin was fixed.  Under the new agreement with AT&T Mobility, we will pay for usage in excess of the block of no charge minutes on a per minute basis.  The block of wireless network usage at no charge has substantially reduced our wireless product Cost of Goods Sold beginning June 4, 2008 through December 31, 2009.  We expect this block of minutes to expire in the first half of 2012 at which time we expect a material increase to our wireless Cost of Goods Sold estimated at $8.0 million to $10.0 million annually.

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

1 An Internet service provider access line is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network

Network Access Segment Revenues
The decrease in voice revenue is due in part to the June 4, 2008 implementation of the new distribution agreement with AT&T Mobility as described in "Part II – Item VII – Management's Discussion and Analysis of Financial Condition and Results of Operations – Consumer Segment Cost of Goods Sold” for 2009 compared to 2008.  The voice revenue decrease also resulted from a decrease in our average rate per minute on billable minutes carried for our common carrier customers and the transition of voice traffic to dedicated networks.  The average rate per minute decrease is primarily due to a change in the composition of traffic and a 3.0% interstate rate decrease mandated by federal law.

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

Commercial segment Cost of Goods Sold represented 27% of 2009 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Voice	$18,563	19,581	(5%)
Video	1,956	1,551	26%
Data	28,661	34,391	(17%)
Wireless	3,065	3,957	(23%)
Total Commercial segment Cost of Goods Sold	$52,245	59,480	(12%)

Commercial segment Adjusted EBITDA, representing 12% of 2009 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2009	2008	Change
Commercial segment Adjusted EBITDA	$23,174	20,710	12%

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2009	2008	Change
Voice:
Long-distance subscribers1	9,500	9,700	(2%)
Total local access lines in service2	47,700	46,200	3%
Local access lines in service on GCI facilities	19,600	18,700	5%
Long-distance minutes carried (in millions)	123.2	129.5	(5%)

Data:
Cable modem subscribers3	10,500	8,900	18%

Wireless:
Wireless lines in service4	10,300	7,600	36%
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

Managed Broadband Segment Revenues

Managed Broadband segment revenue, which includes data products only, increased 21% to $44.9 million in 2009 as compared to 2008. The increase is primarily due to increased circuits purchased by our ConnectMD® customers and a $5.3 million increase from our acquisition of Unicom effective June 1, 2008.  The increase is partially off-set by a decrease in revenue associated with product sales.

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

A selected key performance indicator for our Regulated Operations segment follows:

	December 31,		Percentage
	2009	2008	Change
Voice:
Total local access lines in service1	11,100	12,100	(8%)

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
•
A $4.5 million decrease in share-based compensation expense primarily due to the reversal of expense properly recognized in previous periods for certain performance-based stock options and restricted stock awards that were ultimately not expected to vest, and

•	The absence of $1.8 million to terminate a management agreement that was paid in 2008 upon the acquisition of our non-controlling interest in Alaska DigiTel.

As a percentage of total revenues, selling, general and administrative expenses decreased to 36% in 2009 from 37% in 2008, primarily due to increasing revenue.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 8% to $123.4 million in 2009. The increase is primarily due to our $322.3 million investment in equipment and facilities placed into service during 2008 for which a full year of depreciation was recorded in 2009, and the $182.4 million investment in equipment and facilities placed into service during the year ended December 31, 2009 for which a partial year of depreciation was recorded in 2009.  The increase is partially off-set by a $12.0 million depreciation charge in 2008 to reflect a reduction of the estimated useful life of certain assets that were decommissioned at the end of 2008.

Other Expense, Net
Other expense, net of other income, increased 17% to $58.7 million in 2009 primarily due to the following:

•	A $3.7 million decrease in capitalized interest in 2009 compared to 2008,
•	$2.7 million in additional interest expense resulting from the Galaxy 18 capital lease commencing in May 2008, and
•	A $1.9 million increase in interest expense resulting from the 2009 write-off of the original issue discount on our Senior Credit Facility.

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

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase. At December 31, 2010, 2009 and 2008 we had 134,400, 133,900 and 133,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary analog video, digital video, high-speed data, and telephony customers, not counting additional outlets. At December 31, 2010, 2009 and 2008 we had 350,100, 343,200 and 327,200 revenue generating units, respectively.

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

In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, UUI's application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. Upon completion, TERRA-SW will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities. The project will also be able to serve numerous public/nonprofit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act. The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements. UUI began construction on TERRA-SW in 2010 and expects to complete the project in 2012 or earlier if possible.

While our short-term and long-term financing abilities are believed to be adequate as a supplement to internally generated cash flows to fund capital expenditures and acquisitions as opportunities arise, the state of the global financial markets may negatively impact our ability to further access the capital markets in a timely manner and on attractive terms, which may have a negative impact on our ability to grow our business.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2010 and 2009, are summarized as follows (amounts in thousands):

	2010	2009
Operating activities	$171,259	100,919
Investing activities	(104,722)	(125,877)
Financing activities	(82,243)	43,830
Net increase (decrease) in cash and cash equivalents	$(15,706)	18,872

Operating Activities
The increase in cash flows provided by operating activities is due primarily to an increase in operating income in 2010 as compared to 2009, a $12.3 million decrease in accounts receivable that is due to timing of receipt of payments and a $15.0 million contractually required payment made in 2009.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $96.2 million and $121.0 million during the years ended December 31, 2010 and 2009, respectively.  Our capital expenditures decreased in 2010 primarily due to the decreased pace of our wireless network expansion.  We expect our 2011 expenditures for property and equipment for our core operations, including construction in progress, to total $145.0 million to $155.0 million, depending on available opportunities and the amount of cash flow we generate during 2011, and excluding grant funded capital expenditures related to our TERRA-SW project.

Financing Activities
Net cash used in financing activities consists primarily of our proceeds from borrowings off-set by our debt repayments, payment of debt issuance costs and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.  The decrease in cash flows provided by financing activities is due to a decrease in long-term debt borrowings in 2010 compared to 2009 and an increase in repurchases of our common stock in 2010 compared to 2009.

Available Borrowings Under Senior Credit Facility
On January 29, 2010, we replaced our then existing Senior Credit Facility with a new amended Senior Credit Facility that provides a $75.0 million revolving credit facility and that extends the maturity through January 29, 2015.  We have a $75.0 million revolving Senior Credit Facility with a $25.0 million sublimit for letters of credit.  We have $20.0 million in long-term debt and $2.7 million of letters of credit outstanding, which leaves $52.3 million available for borrowing under the revolving credit facility as of December 31, 2010.

On January 18, 2011, we repaid $5.0 million of our outstanding long-term debt.  On February 15, 2011, and February 25, 2011, we borrowed $8.0 million and $5.0 million, respectively, under our amended Senior Credit Facility.  After consideration of these transactions, we have $44.3 million available for borrowing under our revolving credit facility.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2014 and 2019 Notes, amended Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock. Under this program, we are currently authorized to make up to $125.5 million of repurchases as of December 31, 2010. We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During the year ended December 31, 2010 we repurchased 8.0 million shares of GCI common stock at a cost of $80.8 million. All of the shares were retired in 2010. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3	4 to 5	More Than 5 Years
			Years	Years
	(Amounts in thousands)
Long-term debt	$786,676	2,516	5,073	344,247	434,840
Interest on long-term debt	432,399	62,860	125,123	90,040	154,376
Capital lease obligations, including interest	137,130	11,672	23,474	23,513	78,471
Operating lease commitments	151,401	21,495	33,924	28,467	67,515
Purchase obligations	30,939	18,554	9,143	3,242	-
Total contractual obligations	$1,538,545	117,097	196,737	489,509	735,202

Long-term debt listed in the table above includes principal payments on our amended Senior Credit Facility, 2014 and 2019 Notes, Rural Utilities Services debt and CoBank Mortgage note payable.  Interest on the amount outstanding under our amended Senior Credit Facility is based on variable rates. We used the current rate paid on the amended Senior Credit Facility to estimate our future interest payments. Our 2014 Notes require semi-annual interest payments of $11.6 million through February 2014 and our 2019 Notes require semi-annual interest payments of $18.3 million through November 2019. Our Rural Utilities Services debt and CoBank Mortgage note payable have fixed interest rates ranging from 2.0% to 6.8%.  For a discussion of our 2014 and 2019 Notes, amended Senior Credit Facility, Rural Utilities Services debt and CoBank Mortgage note payable see note 6 in the accompanying “Notes to Consolidated Financial Statements.”
Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see note 12 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include the following:

•	A non-cancelable commitment to purchase hardware and software capable of providing wireless service to small markets in rural Alaska of $4.8 million, and
•
Cancelable open purchase orders for goods and services for capital projects and normal operations totaling $15.0 million which are not included in our Consolidated Balance Sheets at December 31, 2010, because the goods had not been received or the services had not been performed at December 31, 2010.

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

New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on our statement of operations, financial position or cash flows.

In December 2010, the FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of ASU 2009-28 is not expected to have a material impact on our statement of operations, financial position or cash flows.

In December 2010, the FASB issued the ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The adoption of ASU 2009-29 is not expected to have a material impact on our statement of operations, financial position or cash flows.

Critical Accounting Policies and Estimates
Our accounting and reporting policies comply with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results. Critical accounting policies and estimates are those policies and estimates that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex.  Most accounting policies and estimates are not considered by management to be critical. Several factors are considered in determining whether or not a policy or estimate is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP. For all of these policies and estimates, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies and estimates with our Audit Committee.

Those policies and estimates considered to be critical for the years ended December 31, 2010 are described below.

Revenue Recognition
The accounting estimates related to revenues from the high cost, rural health and schools and libraries USF programs are dependent on various inputs including current line counts, the most current rates paid to us, and our assessment of the impact of new FCC regulations, the potential outcome of FCC proceedings and the potential outcome of USAC contract reviews.  Some of the inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Significant changes to our estimates could result in material changes to the revenues we have recorded and could have a material effect on our financial condition and results of operations.

Allowance for Doubtful Receivables
We maintain allowances for doubtful receivables for estimated losses resulting from the inability of our customers to make required payments. We also maintain an allowance for doubtful receivables based on notification that a customer may not have satisfactorily complied with rules necessary to obtain supplemental funding from the USAC for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules. If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required. If their financial condition improves or they emerge successfully from reorganization proceedings, allowances may be reduced. Such allowance changes could have a material effect on our financial condition and results of operations.

Impairment and Useful Lives of Intangible Assets
We had $291.5 million of indefinite-lived intangible assets at December 31, 2010 consisting of cable certificates of $191.6 million, goodwill of $73.9 million and wireless licenses of $26.0 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances.

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

We have allocated all of the goodwill to our reporting units and based on our annual impairment test as of October 31, 2010, the fair value of each reporting unit exceeded the book value by a range between 60% and 853%.  The reporting unit that exceeded the book value by 60% passed the goodwill impairment test by $21.4 million, which we believe is a large margin.  We believe none of our reporting units were close to failing step one of the goodwill impairment test.

Based on our annual impairment test as of October 31, 2010, the fair value of our wireless licenses exceeded the book value by 204%.  The fair value of our cable certificates exceeded the book value by 22% and $42.4 million as of October 31, 2010, which we believe is a large margin.  We believe that none of our indefinite lived intangible assets were close to failing the impairment test.

Accruals for Unbilled Costs
We estimate unbilled long-distance and wireless services Cost of Goods Sold based upon minutes of use carried through our network and established rates. We estimate unbilled costs for new circuits and services, and network changes that result in traffic routing changes or a change in carriers. Carriers that provide service to us regularly make network changes that can lead to new, revised or corrected billings. Such estimates are revised or removed when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved. Revisions to previous estimates could either increase or decrease costs in the year in which the estimate is revised which could have a material effect on our financial condition and results of operations.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $89.0 million associated with income tax net operating losses that were generated from 1996 to 2010, and that primarily expire from 2011 to 2030, and with charitable contributions that were converted to net operating losses in 2004 to 2010, and that expire in 2024 to 2030, respectively.  Pre-acquisition income tax net operating losses associated with acquired companies are subject to additional deductibility limits. We have recorded deferred tax assets of $1.9 million associated with alternative minimum tax credits that do not expire. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets. We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2010 based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time. In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  We do not hold derivatives for trading purposes.  Our amended Senior Credit Facility carries interest rate risk.  Amounts borrowed under this Agreement bear interest at LIBOR plus 4.00% or less depending upon our Total Leverage Ratio (as defined).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2010, we have borrowed $20.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $200,000 of additional gross interest cost on an annualized basis.

Item 8. Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements are filed under this Item, beginning on page 100. Our supplementary data is filed under Item 7, beginning on page 37.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting", our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2010, we did not maintain effective internal control over financial reporting due to a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  Our revenue and accounts receivable were corrected prior to the issuance of our consolidated financial statements included in Part I, Item I of our June 30, 2010 quarterly report. The impact of this error was deemed to be immaterial in the prior periods.

Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2010, which is included in Item 8 of this Form 10-K.

Management’s Plan for Remediation of Material Weakness
In the third quarter of 2010, we began remediation of our inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual by strengthening the design and operation of our controls over the preparation and review of the accrual.  Specifically, we have replaced and reorganized the staff responsible for the USF high cost support revenue to ensure more focus on our USF high cost support revenue.  We have reviewed and, as appropriate, changed the accrual preparation and review process for USF high cost support revenue.  Additionally, the updated process has been documented to ensure consistent application.  Our remediation efforts continued in the fourth quarter of 2010 and will continue in 2011.

Changes in Internal Control Over Financial Reporting
As described above in the second quarter of 2010 we identified a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  We began remediation in the third quarter of 2010 by strengthening the design and operation of our controls over the preparation and review of the USF high cost program support revenue accrual.  Our remediation efforts continued in the fourth quarter of 2010 and will continue in 2011.

On November 4, 2010 we implemented a new cable video billing system.  The implementation of the new system has resulted in certain changes to our processes and procedures affecting internal control over financial reporting during the fourth quarter of 2010.  We have documented processes and tested internal controls over the new billing system.  Due to the complexities of implementing a new billing system we expect to continue to monitor and evaluate the new system for several months.  We believe we have the processes and appropriate management in place to effectively perform the monitoring and evaluation duties.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification

As of December 31, 2010, our board consisted of eight director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board's first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2010:

Name	Age	Position
Stephen M. Brett1	70	Chairman, Director
Ronald A. Duncan1	58	President, Chief Executive Officer and Director
John M. Lowber	61	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
G. Wilson Hughes	65	Executive Vice President and General Manager
William C. Behnke	53	Senior Vice President
Martin E. Cary	46	Vice President – General Manager, Managed Broadband Services
Gregory F. Chapados	53	Senior Vice President
Richard P. Dowling	67	Senior Vice President
Paul E. Landes	52	Senior Vice President and General Manager, Consumer Services
Gregory W. Pearce	47	Vice President and General Manager, Business Services
Tina M. Pidgeon	42	Senior Vice President
Jerry A. Edgerton1	68	Director
Scott M. Fisher1	44	Director
William P. Glasgow1	52	Director
Mark W. Kroloff1	53	Director
Stephen R. Mooney1	51	Director
James M. Schneider1	58	Director

1
The present classification of our board is as follows: (1) Class I – Messrs. Edgerton and Kroloff, whose present terms expire at the time of our 2011 annual meeting; (2) Class II – Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our 2012 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our 2013 annual meeting.

The board, when considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Company's business and structure, focused primarily on each person's background and experience.  We believe that the Company's directors have backgrounds that, when combined, provide us with a board equipped to direct us through an ever challenging course in the segments of the telecommunication business in which we are involved.  Attributes of members of our board include experience in entrepreneurial, cable service, telecommunication, technological and financial aspects of companies similar to, as well as much larger than, us.

In particular, our board considered important the following regarding its members.  With regard to Mr. Brett, our board considered his telecommunications and cable experience, as well as his over 40 year experience as a corporate lawyer.  With regards to Messrs. Fisher and Glasgow, our board considered the broad backgrounds of these individuals in finance and their operational experience with cable companies.  With regards to Messrs. Edgerton and Mooney, our board considered the extensive experience and expertise of these individuals in business development in the telecommunications industry.  Our board also considered the broad perspective brought by Mr. Kroloff's experience in operating diverse businesses throughout Alaska as well as his experience as a lawyer.  With regard to Mr. Schneider, our board considered his significant financial and accounting experience including his time spent as Chief Financial Officer of a large public company.

Our board also considered the many years of experience with the Company represented by Mr. Duncan, our President and Chief Executive Officer.  He has been with the Company since he co-founded it.

Many of our directors, including Messrs. Edgerton, Glasgow, Kroloff, Mooney and Schneider, were initially proposed for nomination by (or, in the case of Mr. Kroloff, through a request from Mr. Duncan to) holders of significant amounts of Company shares.  Our board has retained each of these directors, even after the shareholders have exited the Company or no longer have retained a right to nominate a director, due to the valued expertise our board feels they provide as members.

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

G. Wilson Hughes.  Mr. Hughes has served as our Executive Vice President and General Manager since June 1991.

William C. Behnke.  Mr. Behnke has served as one of our Senior Vice Presidents since January 2001.  Prior to that, he served as our Senior Vice President – Marketing and Sales from January 1994.

Martin E. Cary.  Mr. Cary has served as our Vice President – General Manager, Managed Broadband Services since September 2004.  Prior to that, he served as our Vice President – Broadband Services from June 1999 to September 2004.

Gregory F. Chapados.  Mr. Chapados has served as one of our Senior Vice Presidents since June 2006.  Prior to that, he was the Managing Director of Integrated Strategies Initiatives LLC from August 2004 to May 2006.  Integrated Strategies was at the time a boutique investment bank serving middle-market companies in defense and other areas of federal contracting.  Prior to that, Mr. Chapados was a Managing Director at the investment bank, Hoak Breedlove Wesneski & Co. from February 1995 to July 2004.

Richard P. Dowling.  Mr. Dowling has served as one of our Senior Vice Presidents since December 1990.

Paul E. Landes.  Mr. Landes has served as one of our Senior Vice Presidents and as General Manager, Consumer Services since December 2010.  Prior to that, he served as our Vice President and General Manager Consumer Services from September 2005 to December 2010.  Prior to that, Mr. Landes served as our Vice President – Marketing and Sales, and Chief Marketing Officer beginning in 2002.  Prior to that, he was our Vice President – Marketing from 1999 to 2002.

Gregory W. Pearce.  Mr. Pearce has served as our Vice President and General Manager, Business Services since June 2010.  Prior to that, he served as our Vice President and General Manager, Commercial Services beginning in September 2005.  Prior to that, he served as our Vice President /Director of Long Distance Products beginning in January 1998.

Tina M. Pidgeon.  Ms. Pidgeon has served as one of our Senior Vice Presidents since September 2010.  Prior to that, she served as our Vice President, Federal Regulatory Affairs from January 2003 to September 2010.

Jerry A. Edgerton.  Mr. Edgerton has served as a director on our board since June 2004.  Since July 2009, he has been President of Government Markets for Core 180, a network integrator for large governmental and commercial customers.  From November 2007 to May 2009, he was Chief Executive Officer for Command Information, Inc., a next generation Internet service company.  From April 2007 to October 2007, Mr. Edgerton was an advisor on matters affecting the telecommunications industry as well as the U.S. government.  Prior to that and from January 2006 to April 2007, he was Group President of Verizon Federal.  Prior to that and from November 1996, he was Senior Vice President – Government Markets for MCI Communications Corporation, an affiliate of MCI, which was later acquired by Verizon Communications, Inc.  His present term as a director on our board expires at the time of our 2011 annual meeting.

Scott M. Fisher.  Mr. Fisher was appointed to our board in December 2005.  From 1998 to the present, he has been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado.  During that time, Fisher Capital owned and operated Peak Cablevision, a multiple system cable television operator with approximately 120,000 subscribers.  At Peak Cablevision, Mr. Fisher was responsible for television programming and corporate development.  From June 1990 to April 1998, he was Vice President at The Bank of New York and BNY Capital Resources Corporation, an affiliate of The Bank of New York, where he worked in the corporate lending and commercial leasing departments.  Mr. Fisher serves on the advisory boards of several private companies.  His present term as director on our board expires at the time of our 2013 annual meeting.

William P. Glasgow.  Mr. Glasgow has served as a director on our board since 1996.  From 2005 to the present, Mr. Glasgow has been Chief Executive Officer of AmericanWay Education.  From 1999 to December 2004, he was President/CEO of Security Broadband Corp.  From 2000 to the present Mr. Glasgow has been President of Diamond Ventures, L.L.C., a Texas limited liability company and sole general partner of Prime II Management, L.P., and Prime II Investments, L.P., both of which are Delaware limited partnerships.  Since 1996, he has been President of Prime II Management, Inc., a Delaware corporation, which was formerly the sole general partner of Prime II Management, L.P.  His present term as a director on our board expires at the time of our 2013 annual meeting.

Mark W. Kroloff.  Mr. Kroloff has served as a director on our board since February 2009.  Since January 2010, he has been a principal at First Alaskan Capital Partners, LLC, an investment firm.  From May 2005 to December 2009, he was Senior Executive Vice President and Chief Operating Officer of Arctic Slope Regional Corporation ("ASRC"), an Alaska Native regional corporation formed pursuant to the Alaska Native Claims Settlement Act.  From 2001 to April 2005, Mr. Kroloff was Chief Operating Officer of Cook Inlet Region, Inc., also an Alaska Native regional corporation.  Prior to that, from 1989 to 2001 he was Vice President and General Counsel of Cook Inlet Region, Inc.  Mr. Kroloff's present term as a director on our board expires at the time of our 2011 annual meeting.

Stephen R. Mooney.  Mr. Mooney has served as a director on our board since January 1999.  He has been a Managing Director with the McClean Group, LLC, a national financial advisory services firm based in Washington, D.C. since April 2010.  From February 2008 to November 2009, Mr. Mooney was Vice President, Business Development for Affiliated Computer Services, Inc., a global information technology and business process outsourcing company.  From January 2006 to September 2007, he was Executive Director, Business Development of VerizonBusiness, a unit of Verizon.  Prior to that, he was Vice President,

Corporate Development and Treasury Services at MCI beginning in 2002.  From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc.  His present term as a director on our board expires at the time of our 2012 annual meeting.

James M. Schneider.  Mr. Schneider has served as a director on our board since July 1994.  He has been Chairman of Frontier Bancshares, Inc. since February 2007.  Prior to that, Mr. Schneider had been Senior Vice President and Chief Financial Officer for Dell, Inc. from March 2000 to February 2007.  Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000.  He served on the board of directors of GAP, Inc. from September 2003 to October 2010.  Mr. Schneider also served on the board of directors of Lockheed Martin Corporation from December 2005 to August 2010.  His present term as a director on our board expires at the time of our 2013 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2010, four of our executive officers (Messrs. Duncan (also a director), Lowber, Behnke and Chapados) inadvertently failed to file with the SEC, in each case, a Form 4 (Change in Beneficial Ownership Report) on a timely basis as required under Section 16(a) of the Exchange Act.  That is, they failed to file respective Forms 4 on the due date of February 8, 2010, but all of the filings were made by February 16, 2010.

Also during 2010, one or our executive officers (Ms. Tarbath) inadvertently failed to file with the SEC a Form 4 on a timely basis.  That is, she failed to file the form on February 19, 2010, but the filing was made by March 8, 2010.  Furthermore, during 2010, three of the executive officers at the time (Messrs. Hughes and Chapados, and Ms. Dana Tindall (who is now deceased)) failed to file with the SEC in each case a Form 4 on a timely basis.  That is, in each case the individual failed to file the form on April 1, 2010, but all of the filings were later made by May 6, 2010.  Another two of our executive officers (Messrs. Cary and Pearce) and one of our directors (Mr. Schneider) each inadvertently failed to file with the SEC a Form 4 on a timely basis.  That is, Mr. Cary failed to file the form on December 10, 2010 (but the filing was later made by December 22, 2010), Mr. Pearce failed to file the form on March 31, 2009 (but the filing was later made by January 27, 2010), and Mr. Schneider failed to file the form on December 30, 2010 (but the filing was later made by January 4, 2011).

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

A copy of our Ethics Code is displayed on our Internet website at www.gci.com  (click on "About GCI," then click on "For Investors," and then click on "Code of Business Conduct and Ethics").

No Change in Nominating Procedure

There were no changes made during 2010 to the procedure by which our shareholders may recommend nominees to our board.

Litigation and Regulatory Matters

We were, as of December 31, 2010, involved in several administrative and civil action matters primarily related to our telecommunications markets in Alaska and the remaining 49 states and other regulatory matters.  These actions are discussed in more detail elsewhere in this report.  See "Part I – Item 3 – Legal Proceedings."  However, as of that date, our board was unaware of any legal proceedings in which one or more of our directors, officers, affiliates or owners of record or beneficially of more than 5% of any class of our voting securities, or any associates of the previously listed persons were parties adverse to us or any of our subsidiaries.

In December 2010, Mr. Schneider settled charges brought against him by the SEC for actions that allegedly took place when he was the chief financial officer at Dell, Inc.  Mr. Schneider is no longer employed by Dell, Inc..  He settled the charges and consented to the issuance of an SEC administrative order without admitting or denying the SEC's findings, with limited exceptions.  The limited exceptions are acknowledgment of the SEC's jurisdiction over Mr. Schneider and the subject matter of the SEC proceedings brought against him, and the SEC findings with respect to litigation involving that company and certain of its senior executive officers including Mr. Schneider.  The court in that litigation entered an order permanently enjoining Mr. Schneider, by consent, from future violations of specified provisions of federal securities law.  Mr. Schneider agreed to pay, as specified in the court's order, $3 million as a civil money penalty and $83,096 in disgorgement of ill-gotten gains, as well as $38,640 in prejudgment interest.  In the settlement with the SEC, Mr. Schneider has further consented to his suspension from appearing or practicing before the SEC as an accountant for at least five years, after which time he may request reinstatement by application to the SEC.  As of December 31, 2010, Mr. Schneider was making payments in accordance with the terms of the court order.  Our board has concluded that the SEC charges and SEC administrative order, and Mr. Schneider's settlement of those charges and consent to that order do not limit his ability to serve on our board.

Audit Committee, Audit Committee Financial Expert

We have a board audit committee ("Audit Committee") comprised of several members of our board, i.e., Messrs. Schneider (Chair), Mooney, and Glasgow.

Our Audit Committee is governed by, and carries out its responsibilities under, an Audit Committee Charter, as adopted and amended from time to time by our board ("Audit Committee Charter").  The charter sets forth the purpose of the Audit Committee and its membership prerequisites and operating principles.  It also requires our Audit Committee to select our independent, registered, public accounting firm to provide for us accounting and audit services ("External Accountant") and sets forth other primary responsibilities.  A copy of our Audit Committee Charter is available to our shareholders on our Internet website: www.gci.com (click on "About GCI," then click on "For Investors," and then click on "Audit Committee Charter").

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

Our board believes that Messrs. Glasgow, Mooney and Schneider, are audit committee financial experts ("Audit Committee Financial Experts") and also meet the Nasdaq requirements for financial sophistication.  Our board further believes these individuals are each an independent director as the term is defined in the Nasdaq Stock Market corporate listing standards (to which the Company is subject), i.e., an individual other than one of our executive officers or employees or any other individual having a relationship which in the opinion of our board would interfere in carrying out the responsibilities of a director ("Independent Director").

Under the SEC's rules, an Audit Committee Financial Expert is defined as a person who has all of the following attributes:

•	Understanding of GAAP and financial statements.

•	Ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves.

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

Our Audit Committee acts on behalf of our board and generally carries out specific duties including the following, all of which are described in detail in our Audit Committee Charter:

•	Principal Accountant Selection, Qualification – Is directly responsible for appointment, compensation, retention, oversight, qualifications and independence of our External Accountant.

•	Financial Statements – Assists in our board's oversight of integrity of the Company financial statements.

•	Financial Reports, Internal Control – Is directly responsible for oversight of the audit by our External Accountant of our financial reports and reports on internal control.

•	Annual Reports – Prepares reports required to be included in our annual proxy statement.

•
Complaints – Receives and responds to certain complaints relating to internal accounting controls, and auditing matters, confidential, anonymous submissions by our employees regarding questionable accounting or auditing matters, and certain alleged illegal acts or behavior-related conduct in violation of our Ethics Code.  See "Part III – Item 10 – Code of Business Conduct and Ethics."

•	Principal Accountant Disagreements – Resolves disagreements, if any, between our External Accountant and us regarding financial reporting.

•	Non-Audit Services – Reviews and pre-approves any non-audit services (audit-related, tax and other non-audit related services) offered to us by our External Accountant ("Non-Audit Services").

•	Attorney Reports – Addresses certain attorney reports, if any, relating to violation of securities law or fiduciary duty by one of our officers, directors, employees or agents.

•	Related Party Transactions – Reviews certain related party transactions as described elsewhere in this report. See "Part III – Item 13 – Certain Transactions."

•	Other – Carries out other assignments as designated by our board.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

Overview –

Compensation of our executive officers and directors during 2010 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program").  This compensation discussion and analysis ("Compensation Discussion and Analysis") addresses the material elements of our Compensation Program as applied to our chief executive officer, our chief financial officer, and to each of our three other most highly compensated executive officers other than the chief executive officer and chief financial officer who were serving as executive officers as of December 31, 2010.  All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers").  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

Both the Compensation Committee and the Company believe that the compensation paid to the Named Executive Officers under our Compensation Program is fair, reasonable, competitive and consistent with our Compensation Principles.

Our Compensation Committee is composed of Messrs. Brett (Chair), Edgerton, Fisher, Glasgow, Kroloff, Mooney, and Schneider.  All of the members of the committee are considered by our board to be Independent Directors.

Our board had not as of December 31, 2010 adopted a charter for the Compensation Committee.  However, consideration and determination of compensation of our executive officers and directors during 2010 was subject to our Compensation Program, the aspects of which are described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Process."

Our Compensation Program sets forth the scope of authority of our Compensation Committee and requires the committee to carry out the following:

•	Review, on an annual basis, plans and targets for executive officer and board member compensation, if any –

•
Review is specifically to address expected performance and compensation of, and the criteria on which compensation is based for, the chief executive officer and such other of our executive officers as our board may designate for this purpose.

•	Monitor the effect of ongoing events on, and the effectiveness of, existing compensation policies, goals, and plans –

•	Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

•	Report from time to time, its findings to our board.

•	Administer our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan") and approve grants of options and awards pursuant to the plan.

•	Monitor compensation-related publicity and public and private sector developments on executive compensation.

•	Familiarize itself with, and monitor the tax, accounting, corporate, and securities law ramifications of, our compensation policies, including but not limited to –

•	Comprehending a senior executive officer's total compensation package.

•	Comprehending the package's total cost to us and its total value to the recipient.

•	Paying close attention to salary, bonuses, individual insurance and health benefits, perquisites, special benefits to specific executive officers, and other retirement benefits.

•	Establish the overall cap on executive compensation and the measure of performance for executive officers, either by predetermined measurement or by a subjective evaluation.

•	Strive to make our compensation plans simple, fair, and structured so as to maximize shareholder value.

In carrying out its duties, our Compensation Committee may accept for review and inclusion in its annual review with our board, recommendations from our chief executive officer as to expected performance and compensation of, and the criteria on which compensation is based for, executive officers.  However, our Compensation Committee, in being established as a committee of the board under our Bylaws, was not specifically authorized to delegate any of its duties to another person.  Our Compensation Committee has in the past retained and made use of compensation consultants in determining or recommending the amount or form of executive compensation as further discussed elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Process."

Principles of the Compensation Program –

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

Process –

Overview.  Our Compensation Committee reviews annually and recommends to our board for approval the base salary, incentive and other compensation of our chief executive officer and senior executive officers, including the Named Executive Officers.  These reviews are performed and recommendations are made in executive session that excludes all members of management.  The analyses and recommendations of the Chief Executive Officer on these matters may be considered by our Compensation Committee in its deliberations and recommendations to our board.  Board action on the recommendations is done by vote of our Independent Directors.

Other elements of executive compensation and benefits as described in this section are also reviewed by our Compensation Committee on a regular basis.

Compensation Committee and Compensation Consultant Interaction.  Our Compensation Committee evaluates and analyzes the Compensation Program, its principles and objectives, and the specific compensation element recommendations presented by our Chief Executive Officer on an annual basis.  In October 2005, our Compensation Committee selected, retained and commenced a process of working with an outside compensation consultant (Towers Perrin, which subsequently merged with another entity and became Towers Watson, hereafter "Compensation Consultant") to assist the Compensation Committee with its compensation reviews on an annual basis.   The Compensation Consultant reported directly to our Compensation Committee and assisted the Compensation Committee in evaluating and analyzing the compensation levels and targets for the senior executive officers during 2010, including the Named Executive Officers.

Implementation.  Discussions on executive compensation and benefits made by the Compensation Committee have been guided by our Compensation Principles.  The elements of compensation as described later in this section are believed by the Compensation Committee to be integral and necessary parts of the Compensation Program.

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

Our process for determining executive compensation and benefits does not involve a precise and identifiable formula or link between each element and our Compensation Principles.  However, it takes into consideration market practice and information provided by our Compensation Consultant and management.  Furthermore, it is based upon the relationship of compensation as shall be paid and financial performance of the Company.  It is also the result of discussion among our Compensation Committee members and management.  Ultimately it is based upon the judgment of our Compensation Committee.

Each year our Compensation Committee reviews elements of compensation for each of our senior executive officers including, for 2010, the Named Executive Officers.

In 2010, base salary and incentive stock targets were compared to survey data and amounts offered by a group of similar companies.  The Company's relative financial performance was reviewed in order to determine what a reasonable amount of compensation might be in relation to its peer group.  The compensation peer group is principally made up of the following:

•	Companies in industries similar to our Company.

•	Companies with which our Company competes for executive talent.

•	Our Company's direct business competitors.

•	Companies that compete with our Company for investment dollars.

The compensation peer group list used in determining the reasonableness of our Compensation Program consisted of 16 companies as follows:

Alaska Communications Systems Group, Inc.	Knology, Inc.
C Beyond, Inc.	Mediacom Communications Corp.
Cincinnati Bell, Inc.	Premiere Global Services, Inc.
Consolidated Communications Holdings, Inc.	RCN Corp
Crown Media Holdings, Inc.	SureWest Communications
Equinix, Inc.	Time Warner Telecom, Inc.
Grande Communications	Wave Broadband
Iowa Telecommunications Services, Inc.	XO Holdings, Inc.

Individual levels of base compensation were generally targeted to be set within a range of between the 50th and 75th percentile, based upon the executive's individual performance in the prior year relative to his or her peers, the executive's future potential, and the scope of the executive's responsibilities and experience.  Input from the individual executives in terms of their expectation and requirements were considered as well.

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

Based upon the information received from its Compensation Consultant, the Compensation Committee determined that, in general, base compensation levels for the Company's senior officers were reasonable and within the 50th and 75th percentile when compared to officers of companies in our peer group having comparable financial performance.  As a result, with one exception, the Compensation Committee made no adjustments to base compensation for senior executive officers in 2010 as further described below.  See "Part III – Item 11– Compensation Discussion and Analysis:  Performance Rewarded."

In establishing 2010 base salary and incentive compensation targets, the Compensation Committee, although it did review the information and, except for grants that vested over multiple years, concluded it was not appropriate to take into account payments or compensation earned by executive officers as a result of options or awards granted in prior years.

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

Elements of Compensation –

Overview.  For 2010, the elements of compensation in our Compensation Program were as follows:

•	Base Salary.

•	Incentive Compensation Bonus Plan ("Incentive Compensation Plan").

•	Stock Option Plan.

•	Perquisites.

•	Retirement and Welfare Benefits.

As of December 31, 2010, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of that date, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, in the event of a change in control, all options and restricted stock of our Named Executive Officers will vest.  See "Part III – Item 11 – Executive Compensation:  Potential Payments upon Termination or Change-in-Control."

The Company has no requirements with respect to security ownership by its officers or directors, and it has no policies regarding hedging the economic risk of ownership of Company equity.  Executive officers are invited to provide their input with respect to their compensation to the Compensation Committee primarily through our Chief Executive Officer.

A Named Executive Officer participating in the Compensation Program could, under terms of the corresponding Incentive Compensation Plan agreement with us and pursuant to our Deferred Compensation Plan, elect to defer a significant portion of that compensation.  In this instance, the Named Executive Officer becomes our unsecured creditor.  See "Part III – Item 11 – Nonqualified Deferred Compensation."

Base Salary.  Effective January 1, 2010, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see "Part III – Item 11 – Executive Compensation:  Summary Compensation Table") were approved by the Compensation Committee.

Mr. Duncan's base salary reflects cash compensation of $600,000 per year until adjusted by our Compensation Committee.  Mr. Duncan's duties remained unchanged during 2010.

Mr. Hughes' base salary reflects cash compensation of $362,500 per year and $125,000 credited to his Deferred Compensation Arrangement account with us.  His duties remained unchanged during 2010.

Mr. Lowber's base salary reflects cash compensation of $260,000, $65,000 credited to his Deferred Compensation Arrangement account with us and in 2010 Mr. Lowber’s salary included $403,709 that reflects the vesting of a multi-year retention agreement.  His duties remained unchanged during 2010.

Mr. Chapados' base salary reflects cash compensation of $270,000 representing his annual salary of $240,000 through June 30, 2010 and his annual salary of $300,000 beginning July 1, 2010.  His duties remained unchanged during 2010.

Mr. Landes' base salary reflects cash compensation of $150,000.  His duties remained unchanged during 2010.

Incentive Compensation Plan.  Overview – A portion of the Company's compensation to each Named Executive Officer relates to, and is contingent upon, the officer's performance and our financial performance and resources.  Annual cash bonuses are intended to reward short-term performance and to make our senior executive compensation packages competitive with comparable executive positions in other companies.

Messrs. Duncan, Hughes, Lowber and Chapados – Overview.  In October 2010, our board approved changes to our Incentive Compensation Plan for four of our Named Executive Officers (Messrs. Duncan, Hughes, Lowber and Chapados, collectively "Four Named Executive Officers").  The changes resulted from ongoing discussions during 2009 and 2010 and form a plan that is expected to be in place for those Four Named Executive Officers from 2010 through 2013.  These revisions to the Incentive Compensation Plan do not apply to the fifth Named Executive Officer, Mr. Landes.

In the context of the Four Named Executive Officers, the Compensation Committee first determined the targeted annual incentive compensation for each of them.  After setting these targets, the Compensation Committee then split that amount between short-term and long-term incentive compensation.  Both short-term and long-term incentive compensation is paid out in the form of 50% cash and 50% restricted stock grants that vest in three years.  Therefore, even the short-term incentive compensation is designed to encourage the focus of these executives on long-term performance.

The following table shows the short-term, long-term and total annual target incentive plan compensation for the Four Named Executive Officers under this plan for each of the four plan years:

Name	Short-Term Incentive Compensation – Target ($)	Long-Term Incentive Compensation – Target ($)	Total Annual Target –Incentive Compensation Plan ($)
Ronald A. Duncan	1,450,000	350,000	1,800,000
G. Wilson Hughes	466,667	333,333	800,000
John M. Lowber	350,000	200,000	550,000
Gregory F. Chapados	350,000	200,000	550,000

Short-Term Incentive Compensation.  The components of the short-term portion of the Incentive Compensation Plan are expected to remain the same for the duration of the plan.  However, the allocation between the components will likely change on an annual basis at the discretion of the Compensation Committee.  The following table provides a summary of the 2010 short-term incentive compensation targets for the Four Named Executive Officers:

Name	Free Cash Flow Goal ($)	Capex Spending ($)	Discretionary ($)	2010 Short-Term Incentive Compensation Plan Target ($)
Ronald A. Duncan	500,000	200,000	750,000	1,450,000
G. Wilson Hughes	200,000	100,000	166,667	466,667
John M. Lowber	150,000	50,000	150,000	350,000
Gregory F. Chapados	100,000	25,000	225,000	350,000

The following is a description of what each of these short-term incentive compensation targets are and how they are measured.

Free Cash Flow Goal.  The Free Cash Flow Goal is intended to focus the Four Named Executive Officers on increasing the Free Cash Flow of the Company by increasing Adjusted EBITDA, managing capital expenditures and reducing working capital requirements. The target is based upon achieving the sum of planned year over year increases in the following three metrics:

(1)	Cash Adjusted EBITDA – Adjusted EBITDA, plus IRU sales, less non-cash items and adjusted for new businesses. The target for year over year growth in this metric was $14.6 million in 2010.

(2)
Free Cash Flow – Cash Adjusted EBITDA, less capital expenditure spending ("Capex Spending"), less interest expense and less cash taxes.  The target for year over year growth in this metric was $25.1 million in 2010.

(3)
Increase in Cash Balance - Targeted Free Cash Flow, plus acquisition payments, plus net principal payments, plus stock repurchases and dividends, if any.  The target for this component was $18.5 million in 2010.

The Free Cash Flow Goal is the sum of the three metrics above.  The combined metric was $58.2 million in 2010.  If the actual performance generated twice the performance ($116.4 million), the payout would be twice the targeted amount.  Conversely, the payout would be half of the targeted amount if the metric was half of the targeted amount ($29.1 million).  This target is to be reviewed and reset annually by the Compensation Committee.

Capex Spending.  The Capex Spending target is based on Capex Spending not exceeding the goal set forth by our board.  The goal was $100 million in 2010, but that amount is to be reviewed and may be reset annually for future years.  In 2010 the targeted incentive for Capex Spending will be paid out at 100% if the total cash adjusted Capex Spending for the year is $102 million or less.  If cash adjusted Capex Spending exceeds $102 million, the payout would reduce in a linear fashion to zero at $106 million.  For 2010, the cash adjusted Capex Spending was $97.6 million.

Discretionary.   The board will take various factors into account when deciding on the payout of the discretionary portion of the plan applying to the Four Named Executive Officers.  These factors include, but are not limited to, leadership, crisis management, succession planning, strategic planning, risk management, special projects, financial reporting, and compliance with our debt covenants.  The discretionary achievement for 2010 was based upon subjective levels of achievement by the individual officer, including the factors stated above, and was heavily influenced by our financial performance against our business plan.

The following table summarizes the 2010 short-term incentive compensation, a portion of which were paid in 2010 with the remainder paid in 2011, of which 50% will be in cash and 50% in the form of restricted stock grants, achieved by the Four Named Executive Officers, each of whom participated in this plan:

Goals	Ronald A. Duncan	G. Wilson Hughes	John M. Lowber	Gregory F. Chapados
Free Cash Flow Goal – Target Incentive Compensation	$500,000	$200,000	$150,000	$100,000

Targeted Free Cash Flow Goal	58,221,000	58,221,000	58,221,000	58,221,000
Actual Free Cash Flow	153,854,000	153,854,000	153,854,000	153,854,000
Free Cash Flow Goal Achievement	264%	264%	264%	264%
2010 Free Cash Flow Incentive Compensation Earned	$1,321,293	$528,517	$396,388	$264,259

Capex Spending – Target Incentive Compensation	200,000	100,000	50,000	25,000
Capex Spending Achievement	100%	100%	100%	100%
2010 Capex Spending Incentive Compensation Earned	$200,000	$100,000	$50,000	$25,000

Discretionary – Target Incentive Compensation	750,000	166,667	150,000	225,000
Discretionary Achievement	112%	126%	92%	112%
2010 Discretionary Incentive Compensation Earned	$837,500	$209,584	$137,500	$251,250

2010 Short-Term Incentive Compensation Earned	$2,358,793	$838,101	$583,888	$540,509

2011 Short-Term Incentive Compensation Targets.  The following table summarizes the short-term incentive compensation targets established by our Compensation Committee for our Four Named Executive Officers for 2011:

Name	Free Cash Flow Goal ($)	Capex Spending ($)	Discretionary ($)	2011 Short-Term Incentive Compensation Plan Target ($)
Ronald A. Duncan	350,000	200,000	900,000	1,450,000
G. Wilson Hughes	200,000	100,000	166,667	466,667
John M. Lowber	125,000	50,000	175,000	350,000
Gregory F. Chapados	100,000	25,000	225,000	350,000

 For 2011, the Compensation Committee will evaluate the metric upon which the Free Cash Flow Goal will be based.  The Capex Spending goal for that year will be based upon $150 million in cash adjusted Capex Spending.

Long-Term Incentive Compensation.  $290 million Adjusted EBITDA Plan.  The goal of this portion of the Incentive Compensation Plan for the Four Named Executive Officers is to drive long-term Adjusted EBITDA growth.  To achieve the target level of payments under the plan, it would be necessary to have $225 million in Adjusted EBITDA in 2011 and $250 million in Adjusted EBITDA in 2013.  The maximum payout would require Adjusted EBITDA to be in excess of $250 million in 2011, $250 million in 2012 and $290 million in 2013.

The following table outlines the minimum, target and maximum payouts under the $290 million Adjusted EBITDA plan.  The target payments are for a four-year plan.  Hence, the target amount is four times the amount shown above for Messrs. Duncan and Lowber in the summary table of short-term and long-term compensation targets.  For example, Mr. Duncan will receive a targeted incentive of $350,000 per year for the $290 million plan which over a four year period amounts to the $1,400,000 which is shown below.  The target payments are only three times the amount for Mr. Hughes as he is eligible to receive the payment regardless of whether he is employed by the Company in year four of the incentive plan, 2013.

Name	Minimum Payments ($)	Target Payments ($)	Maximum Payments ($)
Ronald A. Duncan	0	1,400,000	2,800,000
G. Wilson Hughes	0	1,000,000	2,000,000
John M. Lowber	0	800,000	1,600,000
Gregory F. Chapados	0	800,000	1,600,000

There was no incentive compensation earned during 2010 pursuant to the long-term Incentive compensation portion of the plan.  The following table shows the potential payments pursuant to this plan in 2011:

Name	If 2011 Adjusted EBITDA is below $225 million ($)	If 2011 Adjusted EBITDA is above $225 million but below $250 million ($)	If 2011 Adjusted EBITDA is above $250 million ($)
Ronald A. Duncan	0	700,000	1,050,000
G. Wilson Hughes	0	500,000	750,000
John M. Lowber	0	400,000	600,000
Gregory F. Chapados	0	400,000	600,000

Despite establishment of these performance goals and targeted incentive compensation amounts, the Compensation Committee retains complete discretionary authority to adjust the amount of incentive compensation paid.

Mr. Landes – Mr. Landes' incentive compensation was paid in accordance with the targeted incentive compensation of 1.67% of the growth of Adjusted EBITDA in the Company's consumer line of business compared to the prior year.  The Compensation Committee believed that such a payment was appropriate given the strong 2010 performance of the Company's consumer segment.  The incentive plan for Mr. Landes for 2011 will be the same as his 2010 incentive plan.

Stock Option Plan.  Options and awards, if granted to the Named Executive Officers, were granted pursuant to terms of our Stock Option Plan.  In particular, the exercise price for options in each instance was the closing price for our Class A common stock on the Nasdaq Global Select Market on the day of the grant of the option.  Options or awards, if granted, were granted contemporaneously with the approval of the Compensation Committee, typically early in the year in question or late in the previous year as described above.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan."

We adopted our stock option plan in 1986.  It has been subsequently amended from time to time and presently is our Stock Option Plan, i.e., our Amended and Restated 1986 Stock Option Plan.  Under our Stock Option Plan, we are authorized to grant awards and options to purchase shares of Class A common stock to selected officers, directors and other employees of, and consultants or advisors to, the Company and its subsidiaries.  The options are more specifically referred to as nonstatutory stock options or incentive stock options within Section 422 of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code").  In addition, under the Stock Option Plan restricted stock awards may be granted as further described below.  The selection of grantees for options and awards under the plan is made by our Compensation Committee.

The number of shares of Class A common stock allocated to the Stock Option Plan is 15.7 million shares.  The number of shares for which options or awards may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.  As of December 31, 2010, there were 1,249,050 shares subject to outstanding options under the Stock Option Plan, 2,309,947 shares granted subject to vesting, 8,441,745 shares issued upon the exercise of options or vesting of awards under the plan, 480,968 share options repurchased by the plan and 4,180,226 shares remained available for additional grants under the plan.

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

In the past, the Company has used the Stock Option Plan to motivate our employees with compensation that is tied to the Company's stock performance.  However, many employees do not recognize the tangible benefits of holding stock options.  The Black-Scholes Merton Model, although elegant and deterministic, is at its core very complex.  A much simpler calculation that is often used by employees is to multiply the number of options by the amount that the options are in the money to calculate the current "value" of those options.  Unfortunately, this simpler calculation effectively ignores the remaining term of the option and drastically reduces its value in motivating and retaining option holders.

With limited exceptions (one involving Mr. Duncan, a Named Executive Officer), since mid-2009 we have used restricted stock in place of options.  That is, on February 8, 2010, we granted an option for 150,000 shares of Class A common stock to Mr. Duncan.  That option vests on February 8, 2012.

Perquisites.  The Company provides certain perquisites to its Named Executive Officers.  The Compensation Committee believes these perquisites are reasonable and appropriate and consistent with our awareness of perquisites offered by similar publicly traded companies.  The perquisites assist in attracting and retaining the Named Executive Officers and, in the case of certain perquisites, promote health, safety and efficiency of our Named Executive Officers.  These perquisites are as follows:

•
Use of Company Leased Aircraft – The Company permits employees, including the Named Executive Officers, to use Company aircraft for personal travel for themselves and their guests.  Such travel generally is limited to a space available basis on flights that are otherwise business-related.  Where a Named Executive Officer, or a guest of that officer, flies on a space available basis, the additional variable cost to the Company (such as fuel, catering, and landing fees) is de minimus.  As a result, no amount is reflected in the Summary Compensation Table for that flight.  Where the additional variable cost to the Company occurs on such a flight for solely personal purposes of that Named Executive Officer or guest, that cost is included in the Summary Compensation Table entry for that officer.  Because it is rare for a flight to be purely personal in nature, fixed costs (such as hangar expenses, crew salaries and monthly leases) are not included in the Summary Compensation Table.  In any case, in the event such a cost is non-deductible by the Company under the Internal Revenue Code, the value of that lost deduction is included in the Summary Compensation Table entry for that Named Executive Officer.  When employees, including the Named Executive Officers, use Company aircraft for such travel they are attributed with taxable income in accordance with regulations pursuant to the Internal Revenue Code.  The Company does not "gross up" or reimburse an employee for taxes he or she owes on such attributed income.  Messrs. Duncan, Hughes and Landes have made use of the aircraft for personal travel, the variable cost, if any, of which is included in their respective entries in the Summary Compensation Table.  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

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

•
Miscellaneous – Aside from benefits offered to its employees generally, the Company provided miscellaneous other benefits to its Named Executive Officers including the following (see "Part III – Item 11 – Executive Compensation:  Summary Compensation Table – Components of 'All Other Compensation'"):

•
Success Sharing – An incentive program offered to all of our employees that shares 15% of the excess earnings before interest, taxes, depreciation, amortization and share based compensation expense over the highest previous year ("Success Sharing").

•	Tax Reimbursement – Provided to all of our employees, including the Named Executive Officers, from time to time, on $100 longevity stock awards.

•
Board Fees – Provided to Mr. Duncan as one of our directors. The Compensation Committee believes that it is appropriate to provide such board fees to Mr. Duncan given the additional oversight responsibilities and the accompanying liability incumbent upon members of our board.  In determining the appropriate amount of overall compensation payable to Mr. Duncan in his capacity as  Chief Executive Officer, the Compensation Committee does take into account any such board fees that are payable to Mr. Duncan.  This monitoring of Mr. Duncan's overall compensation package for services rendered as Chief Executive Officer and as a director is done to ensure that Mr. Duncan is not being doubly compensated for the same services rendered to the Company.

Retirement and Welfare Benefits – GCI 401(k) Plan.  Named Executive Officers may, along with our employees generally, participate in our GCI 401(k) Plan in which we may provide matching contributions in accordance with the terms of the plan.

We initially adopted our qualified employee stock purchase plan effective in January 1987.  It has been subsequently amended from time to time and presently is our GCI 401(k) Plan.  The plan is qualified under Section 401 of the Internal Revenue Code.  All of our employees (excluding employees subject to a collective bargaining agreement) who have completed at least one year of service are eligible to participate in the plan.  An eligible highly compensated employee (earning more than $110,000 within the prior year) may elect to contribute up to 12% of such compensation to the employee's account in the plan.  Otherwise, an eligible employee may elect to contribute up to 50% of such compensation.  In both cases, these contributions are up to a maximum per employee of $16,500 for 2011.  Participants over the age of 50 may make additional elective deferral contributions to their accounts in the plan of up to $5,500 for 2011.

Subject to certain limitations, we may make matching contributions to our GCI 401(k) Plan for the benefit of employees.  Matching contributions will vest in accordance with a six-year schedule if the employee completes at least 1,000 hours of service in each year.  Such a contribution will vest in increments over the first six years of employment.  Thereafter, they are fully vested when made.

Except for additional elective contributions made by participants over age 50, the combination of pre-tax elective contributions, Roth 401(k) contributions and our matching contributions for any employee cannot exceed $33,000 for 2011.

Under the terms of our GCI 401(k) Plan, participating eligible employees may direct their contributions to be invested in common stock of the Company and shares of various identified mutual funds.

Our GCI 401(k) Plan is administered through a plan administrator (currently Mr. Lowber, our Senior Vice President and Chief Financial Officer) and our Plan Committee.  The plan administrator and members of the Plan Committee all are our employees.  The Plan Committee has broad administrative discretion under the terms of the plan.

As of December 31, 2010, there remained 2,209,849 shares of Class A and 463,989 shares of Class B common stock allocated to our GCI 401(k) Plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

– Deferred Compensation Plan and Arrangements.  The Company provides to certain of our employees, including our executive officers and Named Executive Officers, opportunities to defer certain compensation under our nonqualified, unfunded, deferred compensation plan ("Deferred Compensation Plan").  In addition, we offer to our executive officers and to certain of our Named Executive Officers nonqualified, deferred compensation arrangements more specifically fashioned to the needs of the officer and us ("Deferred Compensation Arrangements").  During 2010, none of our officers participated in the Deferred Compensation Plan.  However, during 2010, two of our officers, both Named Executive Officers, participated in Deferred Compensation Arrangements specifically fashioned to their respective needs.  These Deferred Compensation Arrangements enable these individuals to defer compensation in excess of limits that apply to qualified plans, like our GCI 401(k) Plan, and to pursue other income tax goals which they set for themselves.

Based upon its review of the Deferred Compensation Arrangements, our Compensation Committee concluded that the benefits provided under them are in each case both reasonable and an important tool in retaining the executive officers involved with those arrangements.

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

Performance Rewarded –

Our Compensation Program is, in large part, designed to reward individual performance.  What constitutes performance varies from officer to officer, depending upon the nature of the officer's responsibilities.  Consistent with the Compensation Program, the Company identified key business metrics and established defined targets related to those metrics for each Named Executive Officer.  In the case of each Named Executive Officer, the targets were regularly reviewed by management, from time to time, and provided an immediate and clear picture of performance and enabled management to respond quickly to both potential problems as well as potential opportunities.  The Compensation Program also was used to establish and track corresponding applicable targets for individual management employees.

In 2010, the Compensation Program was used in development of each Named Executive Officer's individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan."

Our Compensation Committee separately determined to increase the cash component of Mr. Chapados' base salary from $240,000 to $300,000 effective July 1, 2010.  The increase to the cash component of Mr. Chapados' base salary was the first such increase received by Mr. Chapados since 2006.  The Compensation Committee made such increase in recognition of Mr. Chapados' excellent performance and the relatively low position of his salary in the marketplace, as well as the growth in the responsibilities of his position within the Company that have occurred since he joined the Company in 2006.  Mr. Chapados has been instrumental in the acquisition and integration of United Utilities, Inc. United-KUC, Inc. and Unicom, Inc. (collectively, "United Companies") with the Company.  Additionally, Mr. Chapados was a key member of the team that obtained the federal grant to build Terra Southwest, an $88 million project to bring broadband services to rural Alaska.

As described elsewhere in this report, the incentive compensation portion of this Compensation Program for the Four Named Executive Officers was significantly revised late in 2010.  However, no adjustments were made to Mr. Landes' Incentive Compensation Plan during 2010.  See "Part III – Item 11 – Elements of Compensation – Incentive Compensation Plan."

Timing of Equity Awards –

Overview.  Timing of equity awards under our Director Compensation Plan and equity awards under out Compensation Program varies with the plan or portion of that program.  However, the Company does not, and has not in the past, timed its release of material nonpublic information for purposes of affecting the value of equity compensation.  Timing issues and our grant policy are described further below.

Director Compensation Plan.  As a part of the Director Compensation Plan, we grant awards of our common stock to board members, including those persons who may be also serving as one or more of our executive officers.  Mr. Duncan, a board member and Named Executive Officer, has been granted such awards in the past.  These awards are made annually in June of each year in accordance with the terms of the Director Compensation Plan.  The awards are made through our Stock Option Plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Stock Option Plan."

Incentive Compensation Plan.  As a part of our Compensation Program, from time to time, we grant stock options and awards in our Class A common stock to our executive officers, including the Named Executive Officers.  In particular, stock options and awards are granted in conjunction with the agreements that we enter into with Named Executive Officers pursuant to our Incentive Compensation Plan.  The grants of such options and awards are typically made early in the year at the time our board finalizes the prior year incentive compensation plan payouts for each of the Named Executive Officers.  All such options and awards are granted through the Stock Option Plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan" and "– Elements of Compensation – Stock Option Plan."

Stock Option Plan.  As a part of our Compensation Program, from time to time, we grant stock options or awards in our Class A common stock to our executive officers, including the Named Executive Officers, and to certain of our advisors.  In the case of an executive officer, these options or awards may be granted regardless of whether there is in place an agreement entered into with the officer under our Incentive Compensation Plan.  In the case of a new hire and where we choose to grant options or awards, the grant may be done at the time of hire.  Under the Stock Option Plan, the Compensation Committee may set the exercise price for our Class A common stock at not less than its fair market value.  That value is presently determined on Nasdaq.  In all cases, regardless of the identity of the grantee, the timing, amount and other terms of the grant of options or awards under our Stock Option Plan are determined in the sole discretion of our Compensation Committee.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Stock Option Plan."

In the event an executive level employee is hired or promoted during a year, that employee may be eligible to receive an equity option under the plans previously described in this section.  Grants of options in this context may be made at the recommendation of management and only with action of the Compensation Committee.

Grant Policy.  Under our grant policy, all approved grants are granted effective the date they were approved by the committee and are priced at the market value at the close of trading on that date.  The terms of the award are then communicated immediately to the recipient.

Tax and Accounting Treatment of Executive Compensation –

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

Compensation Policies and Practices in Relation to Our Risk Management –

At the direction of our board, Company management has reviewed our compensation policies, plans and practices to determine whether they create incentives or encourage behavior that is reasonably likely to have a materially adverse effect on the Company.  This effort included a review of our various employee compensation plans and practices as described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Process."

The purpose of the review was to evaluate risks and the internal controls we have implemented to manage those risks.  The controls include multiple performance metrics, corporate-wide financial measures, statutory clawbacks on equity awards, and board and board committee oversight and approvals.

In completing this review, our board and management believe risks created by our compensation policies, plans and practices that create incentives likely to have a material adverse effect on us are remote.

Shareholder Advisory Votes on Executive Compensation

The agenda for the 2011 annual meeting will include for the first time an opportunity for our shareholders to adopt two proposals pertaining to executive compensation of our Named Executive Officers and frequency of shareholder advisory votes on executive compensation for our named executive officers as identified in our management proxy statements, i.e., an option of every one, two or three years.  Both votes are advisory only.  That is, they are not binding on the Company or its board.

Our board views decisions as to compensation of Company named executive officers, including but not limited to those for 2010, as its responsibility.  Our board takes this responsibility seriously and has gone to considerable effort to establish and implement a process for determining executive compensation as described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

Our board carefully considers all proposals from our shareholders.  However, in light of its responsibilities to the Company, our board may or may not follow the advice of those shareholder votes.

At present, our board contemplates next placing before our shareholders a proposal of frequency of shareholder advisory votes on executive compensation of our named executive officers at our 2017 annual shareholder meeting.

Executive Compensation

Summary Compensation Table –

As of December 31, 2010, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal years 2010, 2009 and 2008.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

Summary Compensation Table

Name and Principal Position	Year	Salary1 ($)	Bonus ($)	Nonequity Incentive Plan Compen-sation ($)	Stock Awards2 ($)	Option Awards2 ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings3 ($)	All Other Compensation ($)4	Total ($)
Ronald A. Duncan5 President and Chief Executive Officer	2010 2009 2008	600,000 600,000 600,000	454,3976 400,000 400,000	725,000 350,000 350,000	33,744 36,500 24,509	433,635 - - - - - -	- - - - - - - - -	64,249 84,489 69,229	2,311,025 1,470,989 1,443,738
G. Wilson Hughes Executive Vice President and General Manager	2010 2009 2008	487,500 486,4597 462,5007	185,7176 102,000 103,000	233,333 150,000 100,000	- - - 32,453 - - -	- - - - - - 438,680	6,153 10,899 7,556	18,238 25,281 24,268	930,941 807,092 1,136,004
John M. Lowber Senior Vice President, Chief Financial Officer and Secretary/ Treasurer	2010 2009 2008	728,709 325,000 325,000	116,9446 25,000 103,000	175,000 100,000 100,000	323,251 55,428 - - -	- - - - - - - - -	- - - - - - 646	18,238 25,281 24,268	1,362,142 530,709 552,914
Gregory F. Chapados Senior Vice President	2010 2009 2008	270,000 240,000 240,000	95,2546 53,000 104,000	175,000 100,000 100,000	844,750 172,471 - - -	- - - - - - 438,680	- - - - - - - - -	16,456 24,594 43,771	1,401,460 590,065 926,451
Paul E. Landes Vice President and General Manager – Consumer Services	2010 2009 2008	150,000 150,000 150,000	- - - - - - - - -	726,366 664,671 343,700	- - - 12,842 - - -	- - - - - - 216,730	- - - - - - - - -	20,131 26,933 24,585	896,497 854,446 735,015

1
For 2008 and 2009, salary includes deferred compensation of $225,000 and $65,000 for Messrs. Hughes and Lowber, respectively.  For 2010, salary includes deferred compensation of $125,000 for Mr. Hughes and $468,709 for Mr. Lowber of which $403,709 for Mr. Lowber reflects the vesting of a multi-year retention agreement.

2
This column reflects the grant date fair values of awards of Class A common stock, restricted stock awards or stock options granted in the fiscal year indicated which were computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, Compensation – Stock Options ("ASC Topic 718"). Assumptions used in the calculation of these amounts are set forth in Footnote 9 of "Part II – Item 8 – Consolidated Financial Statements and Supplementary Data."

3
The amount shown represents the above-market earnings on nonqualified deferred compensation plan balances. Above market-earnings is defined as earnings in excess of 120% of the long-term monthly applicable federal rate (AFR).

4	See, "Components of 'All Other Compensation'" table displayed below for more detail.

5
In 2008, Mr. Duncan received $64,509 in compensation relating to his service on our board including $40,000 in board fees and stock awards valued at $24,509.  In 2009, Mr. Duncan received $76,500 in compensation for service on our board in the form of director fees of $40,000 and stock awards valued at $36,500.  In 2010, Mr. Duncan received $73,744 in compensation relative to his service on our board including $40,000 in board fees and stock awards valued at $33,744.

6	The Bonus Compensation represents compensation paid pursuant to the Incentive Compensation Plan in excess of the maximum payment under the plan.

7	For 2008 and 2009, includes $37,500 for Mr. Hughes representing the amount vested during each of 2008 and 2009 pursuant to prepaid retention agreements.

The amounts reported under the "All Other Compensation" column are comprised of the following:

Components of "All Other Compensation"

Name and Principal Position	Year	Stock Purchase Plan1 ($)	Board Fees ($)	Success Sharing2 ($)	Use of Company Leased Aircraft3 ($)	Miscellan- eous4 ($)	Total ($)
Ronald A. Duncan	2010 2009 2008	13,490 23,334 23,000	40,000 40,000 40,000	- - - - - - - - -	10,759 21,155 6,229	- - - - - - - - -	64,249 84,489 69,229
G. Wilson Hughes	2010 2009 2008	15,334 23,334 23,000	- - - - - - - - -	2,904 1,947 1,268	- - - - - - - - -	- - - - - - - - -	18,238 25,281 24,268
John M. Lowber	2010 2009 2008	15,334 23,334 23,000	- - - - - - - - -	2,904 1,947 1,268	- - - - - - - - -	- - - - - - - - -	18,238 25,281 24,268
Gregory F. Chapados	2010 2009 2008	13,552 22,647 21,670	- - - - - - - - -	2,904 1,947 1,268	- - - - - - - - -	- - - - - - 20,0004	16,456 24,594 43,771
Paul E. Landes	2010 2009 2008	16,500 24,500 23,000	- - - - - - - - -	3,631 2,433 1,585	- - - - - - - - -	- - - - - - - - -	20,131 26,933 24,585

1
Amounts are contributions by us matching each employee's contribution.  Matching contributions by us under our GCI 401(k) Plan are available to each of our full time employees with over one year of service.  During 2010, the match was based upon the lesser of $16,500 ($24,500 for 2009 and $23,000 for 2008), 10% of the employee's salary and the total of the employee's pre-tax and post-tax contributions to the plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Retirement and Welfare Benefits – GCI 401(k) Plan."  The match for 2010 is reduced by an estimated amount that will be returned to us following completion of the annual discrimination tests.

2
The value for 2010 is based upon an estimate that is to be finalized subsequent to the filing of this report.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Perquisites."

3	The value of use of Company leased aircraft are shown at variable cost to the Company.

4	Includes for Mr. Chapados vesting of a $20,000 portion of a $100,000 signing bonus received in 2006.

Grants of Plan-Based Awards Table –

The following table displays specific information on grants of options, awards and non-equity incentive plan awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2010.

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards1 ($)
		Threshold ($)	Target ($)2	Maximum ($)3	Threshold (#)	Target (#)	Maximum (#)	(#)	(#)
Ronald A. Duncan	02/08/10 06/01/10 10/07/105	- - - - - - - - -	- - - - - - 3,600,000	- - - - - - 4,300,000	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - 5,7004 - - -	150,000 - - - - - -	5.32 - - - - - -	433,635 33,744 - - -
G. Wilson Hughes	10/07/10	- - -	1,200,000	1,700,000	- - -	- - -	- - -	- - -	- - -	- - -	- - -
John M. Lowber	02/08/10 10/07/105	- - - - - -	- - - 1,100,000	- - - 1,500,000	- - - - - -	- - - - - -	- - - - - -	14,098 25,000	- - - - - -	- - - - - -	75,001 248,250
Gregory F. Chapados	02/08/10 10/07/105	- - - - - -	- - - 1,100,000	- - - 1,500,000	- - - - - -	- - - - - -	- - - - - -	18,797 75,000	- - -	- - -	100,000 744,250
Paul E. Landes	10/07/105	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

1	Computed in accordance with FASB ASC Topic 718.

2
Represents target cash payout under our Incentive Compensation Plan for 2010 through 2013 (except for Mr. Landes, who was not provided with a target payout).  Actual amounts paid with respect to 2010 are included in the "Non-Equity Plan Compensation" and "Bonus" columns of the Summary Compensation Table above.  Although a target payout is provided and certain performance goals are established, the Compensation Committee retains complete discretionary authority to adjust the compensation paid at the end of the year.  The business measurements and performance goals evaluated by the Compensation Committee for determining the payout amounts are described above under "Compensation Discussion and Analysis – Elements of Compensation – Incentive Compensation Plan."

3
Represents maximum cash payout under our Incentive Compensation Plan for 2010 through 2013.  Although a maximum payout is provided, the Compensation Committee retains complete discretionary authority to change the maximum payout.

4	Mr. Duncan's stock award was granted pursuant to the terms of our Director Compensation Plan. See "Part III – Item 11 – Director Compensation."

5
The Incentive Compensation Plan will be paid to the Named Executive Officer in the form of cash and restricted stock grants.  The restricted grants are not reflected as there is no grant date per FASB ASC Topic 718.  The restricted stock grant will be disclosed in future years when the shares are granted.

Outstanding Equity Awards at Fiscal Year-End Table –

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2010.  Vesting of these options and awards varies for the Named Executive Officers as described in the footnotes to the table.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards1				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Duncan	150,000 250,000 - - - - - -	- - - - - - 150,000 - - -	7.25 8.40 5.32 - - -	02/08/12 06/24/14 02/08/20 - - -	- - - - - - - - - 75,0002	- - - - - - - - - 949,5002	- - - - - - - - - - - -	- - - - - - - - - - - -
G. Wilson Hughes	- - -	- - -	- - -	- - -	218,2993	2,763,6653	- - -	- - -
John M. Lowber	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	226,0783 14,0984 25,0005	2,862,1483 178,4814 316,5005	- - - - - - - - -	- - - - - - - - -
Gregory F. Chapados	30,000 50,000 - - - - - - - - - - - -	- - - 50,000 - - - - - - - - - - - -	6.00 7.95 - - - - - - - - - - - -	02/10/13 01/09/18 - - - - - - - - - - - -	- - - - - - 18,7974 25,0006 50,0007 136,7193	- - - - - - 237,9704 316,5006 633,0007 1,730,8633	- - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - -
Paul E. Landes	- - -	- - -	- - -	- - -	56,1933	711,4033	- - -	- - -

1	Stock option awards generally vest over five years and expire ten years from grant date, except as noted in the footnotes below.

2	Stock Award vests on February 19, 2011.

3	Restricted stock vests 50% on December 20, 2011 and 50% on February 28, 2012.

4	Restricted stock vests on February 8, 2013.

5	Restricted stock vests on December 31, 2013.

6	Restricted stock vests 5,000 shares on October 7 of 2011, 2012, 2013, 2014 and 2015.

7	Restricted stock vests on October 7, 2015.

Option Exercises and Stock Vested Table –

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2010:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald A. Duncan	- - - - - -	- - - - - -	5,7001 75,000	33,744 428,250
G. Wilson Hughes	- - -	- - -	- - -	- - -
John M. Lowber	- - -	- - -	- - -	- - -
Gregory F. Chapados	- - -	- - -	- - -	- - -
Paul E. Landes	- - -	- - -	- - -	- - -

1	This stock award relates to Mr. Duncan's service as one of our directors.

Potential Payments upon Termination or Change-in-Control –

As of December 31, 2010, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of December 31, 2010, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, all outstanding options and awards for each of our Named Executive Officers would vest upon his or her disability, retirement or death, or a change-in-control of the Company.

Nonqualified Deferred Compensation

Deferred Compensation Plan –

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

None of our Named Executive Officers participated in our Deferred Compensation Plan during 2010.

Deferred Compensation Arrangements –

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers, including two of the Named Executive Officers.  These arrangements are negotiated with individual officers on a case-by-case basis.  The status of our Deferred Compensation Arrangements with our Named Executive Officers during 2010 is summarized for each of our Named Executive Officers in the following table, and further descriptions of them are provided following the table.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Ronald A. Duncan	- - -	- - -	- - -	- - -	- - -
G. Wilson Hughes1	125,000	- - -	1,446,364	- - -	3,869,939
John M. Lowber	65,000	403,709	56,312	200,000	1,150,707
Gregory F. Chapados	- - -	- - -	- - -	- - -	- - -
Paul E. Landes	- - -	- - -	- - -	- - -	- - -

1	Includes earnings of $6,153 for Mr. Hughes that is reported in the Summary Compensation Table.

Mr. Hughes' Deferred Compensation Arrangement with us consists of three components.  The first component consisted of deferred compensation invested in 217,300 shares of Company Class A common stock.  The second component is $568,921 accrued at year end of which $125,000 in salary were deferred and $51,720 of interest were accrued during 2010.  This arrangement with us earns interest at the rate of 10% per year based upon the balance at the beginning of the year plus new salary deferrals during the year.  The third component is $550,000 accrued at year end of which $30,000 were accrued for 2010 interest.  This arrangement earns interest at 7.5% per year based upon the original $400,000 that was given to Mr. Hughes in consideration for his continued employment at the Company from January 1, 2006 through December 31, 2009.

Mr. Hughes' Deferred Compensation Arrangement provides that at his discretion or at termination of employment, he is entitled to receive the full amount owed in a lump sum, in monthly installments paid over a ten-year period, or in installments negotiated with the Company in accordance with statutory requirements.

Mr. Lowber's Deferred Compensation Arrangement with us consists of deferred salary which earns interest on the amounts deferred at 9% per year.  As of December 31, 2010 and under this plan, there were accrued $746,998, of which $121,312 had accrued ($65,000 in principal plus $56,312 in interest) and $200,000 had been paid out during 2010.  Additionally, effective January 1, 2007, the Company agreed to enter into a retention agreement with Mr. Lowber.  In exchange for his commitment to remain in the employ of the Company through the end of 2010, the Company agreed to establish a deferred compensation account in the amount of $350,000 that vested on December 31, 2010.  The account is to accrue interest at the rate of 7.25% per annum, compounding annually.  The balance in that account was $403,709 as of December 31, 2010.

Messrs. Duncan, Chapados and Landes did not participate in a Deferred Compensation Arrangement with us during 2010.

Other than the Deferred Compensation Arrangements described above, no Named Executive Officer was, as of December 31, 2010, entitled to defer any additional consideration.  Any additional Deferred Compensation Arrangements would have to be separately negotiated with, and agreed to by, the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of seven members of our board as identified elsewhere in this report.  All of these members served on the committee during all of 2010.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Overview."  The relationships of them to us are described elsewhere in this report.  See "Part III – Item 10 – Identification," "Part III – Item 12 – Principal Shareholders" and "Part III – Item 13 – Certain Transactions."

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon that review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our 2010 annual report.

Compensation Committee
Stephen M. Brett, Chair
Jerry A. Edgerton
Scott M. Fisher
William P. Glasgow
Mark W. Kroloff
Stephen R. Mooney
James M. Schneider

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors ("Director Compensation Plan"), each for services as a director during the year ended December 31, 2010:

2010 Director Compensation1

Name	Fees Earned or Paid in Cash ($)	Stock Awards2,3 ($)	Option Awards3 ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Brett	40,000	33,744	- - -	- - -	- - -	- - -	73,744
Jerry A. Edgerton	40,000	33,744	- - -	- - -	- - -	- - -	73,744
Scott M. Fisher	40,000	33,744	- - -	- - -	- - -	- - -	73,744
William P. Glasgow	50,000	33,744	- - -	- - -	- - -	- - -	83,744
Mark W. Kroloff	40,000	33,744	- - -	- - -	- - -	- - -	73,744
Stephen R. Mooney	50,000	33,744	- - -	- - -	- - -	- - -	83,744
James M. Schneider	50,000	42,624	- - -	- - -	- - -	- - -	92,624

1	Compensation to Mr. Duncan as a director is described elsewhere in this report. See "Part III – Item 11 – Executive Compensation" and "Compensation Discussion and Analysis."

2
Each director received a grant of awards of 5,700 shares of Company Class A common stock on June 1, 2010, with the exception of our Audit Committee chair (Mr. Schneider) who received 7,200 shares.  The value of the shares on the date of grant was $5.92 per share, i.e., the closing price of the stock on Nasdaq on that date and as required in accordance with GAAP.

3
This column reflects the grant date fair values of awards of Class A common stock, restricted stock awards or stock options granted in the fiscal year indicated which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in Footnote 9 of "Part II – Item 8 – Consolidated Financial Statements and Supplementary Data."

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  During 2010, the plan provided for $40,000 per year (prorated for days served and paid quarterly) plus $10,000 per year for each director serving on our Audit Committee.

During 2010, the stock compensation portion of our Director Compensation Plan consisted of a grant of 5,700 shares to a director for a year of service, or a portion of a year of service.  Grants are made and vest annually under the plan on June 1 of each year.  For 2010, grants of awards were made under our Director Compensation Plan as of June 1, 2010.  As of December 31, 2010, our board anticipated that grants of awards of 5,400 shares of Class A common stock to each director would be made under the plan as of June 1, 2011.  Also as of that date, our board anticipated an additional award of 1,500 shares of Class A common stock to our Audit Committee chair.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

Under our Director Compensation Plan, compensation is to be paid only to those directors who are to receive the benefit individually, whether or not they are our employees.

Except for our Director Compensation Plan, during 2010 the directors on our board received no other direct compensation for serving on the board and its committees.  However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.  The director fee structure as described in this section continued otherwise unchanged through December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2010, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights, and so the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	1,249,050	7.08	4,180,226
Equity compensation plans not approved by security holders	- - -	- - -	- - -
Total:	1,249,050	7.08	4,180,226

Ownership of Company

Principal Shareholders –

The following table sets forth, as of December 31, 2010 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•	Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•	Each of our directors.

•	Each of the Named Executive Officers.

•	All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Name of Beneficial Owner1	Title of Class2	Amount and Nature of Beneficial Ownership (#)	% of Class	% of Total Shares Outstanding (Class A & B)2	% Combined Voting Power (Class A & B)2
Stephen M. Brett	Class A Class B	52,3503 - - -	* - - -	*	*
Ronald A. Duncan	Class A Class B	1,298,0143,4 661,8094	2.9 20.8	4.1	10.4
Jerry A. Edgerton	Class A Class B	27,3503 - - -	* - - -	*	*
Scott M. Fisher	Class A Class B	114,9623,5 437,6885	* 13.8	1.1	5.9
William P. Glasgow	Class A Class B	77,2943,6 - - -	* - - -	*	*
Mark W. Kroloff	Class A Class B	20,7003,7 - - -	* - - -	*	*
Stephen R. Mooney	Class A Class B	38,0003 - - -	* - - -	*	*
James M. Schneider	Class A Class B	38,2503 - - -	* - - -	*	*
G. Wilson Hughes	Class A Class B	618,0018 2,695	1.4 *	1.3	*
John M. Lowber	Class A Class B	372,3439 6,2039	* *	*	*
Gregory F. Chapados	Class A Class B	326,43610 - - -	* *	*	*
Paul E. Landes	Class A Class B	92,52911 - - -	* - - -	*	*
Black Rock, Inc. 55 East 52nd Street New York, New York 10055	Class A Class B	4,345,918 - - -	9.8 - - -	9.2	5.7
GCI 401(k) Plan 2550 Denali St., Ste. 1000 Anchorage, AK 99503	Class A Class B	4,947,356 62,739	11.2 2.0	10.6	7.4
Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, CO 80203-1264	Class A Class B	1,347,961 433,924	3.0 13.7	3.8	7.5
Private Management Group, Inc. 20 Corporate Park, Suite 400 Irvine, CA 92606	Class A Class B	2,456,852 - - -	5.6 - - -	5.2	3.2

John W. Stanton and Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, WA 98004	Class A Class B	2,342,627 1,436,469	5.3 45.2	8.0	22.1
All Directors and Executive Officers As a Group (18 Persons)	Class A Class B	3,626,81512 1,183,15612	8.2 37.2	10.0	20.3

*	Represents beneficial ownership of less than 1% of the corresponding class or series of stock.

1
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2010 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.

2
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

3
Includes 5,700 shares of our Class A common stock granted to each of those persons pursuant to the Director Compensation Plan for services performed during 2010 except for Mr. Schneider, who received 7,200 shares of our Class A common stock.

4
Includes 153,459 shares of Class A common stock and 6,165 shares of Class B common stock allocated to Mr. Duncan under the GCI 401(k) Plan as of December 31, 2010.  Includes 131 shares of Class A common stock held by Missy, LLC which is 25% owned by Mr. Duncan.  Includes 400,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2010 by exercise of the stock options.  Does not include 35,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power.  Ms. Miller is Mr. Duncan's daughter, and Mr. Duncan disclaims beneficial ownership of the shares.   Does not include 30,660 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership.  Includes 512,499 shares of Class A common stock and 493,644 shares of Class B common stock pledged as security.

5	Includes 87,512 shares of Class A and 437,688 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

6	Does not include 158 shares owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.

7	Includes 10,000 shares of Class A common stock owned jointly by Mr. Kroloff and his wife.

8
Includes 5,188 shares of Class A common stock allocated to Mr. Hughes under the GCI 401(k) Plan, as of December 31, 2010.  Includes 325,890 shares of Class A common stock pledged as security.  Excludes 217,300 shares held by the Company pursuant to Mr. Hughes' Deferred Compensation Agreement.

9	Includes 27,834 shares of Class A common stock and 5,933 shares of Class B common stock allocated to Mr. Lowber under the GCI 401(k) Plan, as of December 31, 2010.

10
Includes 15,920 shares of Class A common stock allocated to Mr. Chapados under the GCI 401(k) Plan, as of December 31, 2010.  Includes 80,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Chapados which he has the right to acquire within 60 days of December 31, 2010 by exercise of those options.

11	Includes 36,299 shares of Class A common stock allocated to Mr. Landes under the GCI 401(k) Plan, as of December 31, 2010.

12
Includes 480,000 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2010 through the exercise of vested stock options.  Includes 358,020 shares of Class A common stock and 12,831 shares of Class B common stock allocated to such persons under the GCI 401(k) Plan.

Changes in Control –

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times during 2010 in compliance with all material terms of these credit facilities.

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

For purposes of the indenture and the senior notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of certain unrestricted subsidiaries.  Under the terms of the indenture, an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the indenture.  As of December 31, 2010, these unrestricted subsidiaries consisted of the United Companies.

In November 2009, GCI, Inc. issued an additional $425 million of senior notes at 8.625% interest due in November 2019.  The new senior notes have substantially similar terms as the 2004 senior notes.  They were used to pay off senior bank debt and for general corporate purposes.

We and GCI, Inc. have since the issuance of the senior notes and up through December 31, 2010, been in compliance with all material terms of the Indenture including making timely payments on the obligations of GCI, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Transactions with Related Persons –

Stanton Shareholdings, Registration Rights Agreement.  As of December 31, 2010, John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, "Stantons"), continued to be significant shareholders of our Class B common stock.  As of that date, neither the Stantons nor the Stantons' affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

We are a party to a registration rights agreement ("Stanton Registration Rights Agreement") with the Stantons regarding all unregistered shares the Stantons hold in our Class B common stock and any shares of our Class A common stock resulting from conversion of that Class B common stock to Class A common stock.  The basic terms of the Stanton Registration Rights Agreement are as follows.  If we propose to register any of our securities under the Securities Act of 1933, as amended ("Securities Act") for our own account or for the account of one or more of our shareholders, we must notify the Stantons of that intent.  In addition, we must allow the Stantons an opportunity to include the holder's shares ("Stanton Registerable Shares") in that registration.

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

Duncan Leases.  In 1991, we entered into a long-term capital lease agreement with a partnership in which Mr. Duncan held a 50% ownership interest.  Mr. Duncan later sold that interest to an individual who later became his spouse.  However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the lease.  The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.  The lease agreement was amended in 2008, and we have increased our existing capital lease asset and liability by $1.3 million to record the extension of the capital lease.  The amended lease terminates on September 30, 2026.  The property consists of a building presently occupied by us.  As of December 31, 2010, the payments on the lease were $21,532 per month.  They continue at that rate through September 2011.  In October 2011, the payments on the lease will increase to $22,332 per month.

In January 2001, we entered into an aircraft operating lease agreement with a company owned by Mr. Duncan.  The lease agreement is presently month-to-month and may be terminated at any time upon 120 days' prior written notice.  The lease rate is $75,000 per month.  Upon signing the lease, the lessor was granted an option purchase 250,000 shares of Company Class A common stock at $6.50 per share, none of which shares of the option remained or were exercisable at December 31, 2010.  We paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice.  In December 2010, we paid $350,000 to the lessor for the right to return the aircraft to the lessor in the same condition it was in on December 27, 2010.

ASRC Stock Purchase.  In October 2010, we repurchased 7,486,240 shares of our Class A common stock for $10.16 per share, representing a total purchase price of approximately $76 million

Robert Walp Stock Purchase.  In November and December 2010, we repurchased 201,893 shares of our Class A common stock for $11.10 per share, representing a total purchase price of approximately $2.2 million.

Review Procedure for Transactions with Related Persons –

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

During 2010, there were no Related Transactions.  The leases described previously were entered into prior to the establishment of the Ethics Code.

Director Independence

The term Independent Director as used by us is an individual, other than one of our executive officers or employees, and other than any other individual having a relationship which in the opinion of our board would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  See "Part III – Item 10 – Audit Committee, Audit Committee Financial Expert."

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

Item 14. Principal Accountant Fees and Services

Overview

On February 7, 2011 our Audit Committee approved the appointment of Grant Thornton as the Company's External Accountant for 2011.  Also on that date, our board ratified that appointment by the Audit Committee.

During the Company's two most recent fiscal years and prior to its initial appointment as the Company’s External Accountant on August 11, 2009, neither the Company nor anyone on its behalf consulted Grant Thornton regarding the application of accounting principles to a specific transaction regarding the Company or the type of audit opinion that might be rendered on the Company's financial statements.  Furthermore during that period, neither the Company nor anyone on its behalf consulted Grant Thornton on any matter regarding the Company that was either the subject of a disagreement or a reportable event under then current SEC rules.

On August 11, 2009, KPMG LLP ("KPMG") was dismissed as the Company's External Accountant based upon the recommendation of our Audit Committee.  The audit reports of KPMG on the consolidated financial statements of the Company as of, and for, the year ended December 31, 2008 and on the effectiveness of internal control over financial reporting as of December 31, 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for two matters.

These two matters are as follows.  First, KPMG's report on the Company's consolidated financial statements as of, and for, the year ended December 31, 2008 contained a separate paragraph stating the following:  "As discussed in Note 1(ai) to the financial statements, the Company has elected to change its method of accounting for recording depreciation on their [sic] property and equipment placed in service in 2008."

Second, KPMG's report on the effectiveness of internal control over financial reporting as of December 31, 2008 indicated that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 because of the effect of material weaknesses on the achievement of objectives of the control criteria and contained an explanatory paragraph that stated the entity-level control related to the selection and application of accounting policies in accordance with GAAP was not designed to include policies and procedures to review periodically our accounting policies to ensure ongoing compliance with those accounting principles.  That paragraph further stated that the internal control over financial reporting at Alaska DigiTel (a wholly-owned subsidiary) did not include activities adequate to identify timely changes in financial reporting risks, monitor the continued effectiveness of controls and did not include staff with adequate technical expertise to ensure that policies and procedures necessary for reliable interim and annual financial statements were selected and applied.

During 2008 and through August 11, 2009, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.  Furthermore during that period, there were no reportable events under then current SEC rules, except that KPMG advised the Company that it did not maintain effective internal control over financial reporting because of the effect of material weaknesses on the achievement of the objectives of the control criteria as previously described.

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

During 2010, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services

The aggregate fees billed to us by our External Accountant in each of these categories for each of 2010 and 2009 are set forth as follows:

External Accountant Auditor Fees

Type of Fees	20101 Grant Thornton	20092
		Grant Thornton	KPMG
Audit Fees3	$1,120,650	$998,350	$998,825
Audit-Related Fees4	16,116	- - -	19,900
Tax Fees5	134,721	64,211	- - -
All Other Fees6	94,694	138,600	134,325
Total	$1,366,181	$1,201,161	$1,153,050

1	Grant Thornton was our External Accountant for this year.

2	KPMG was our External Accountant up to August 11, 2009, and Grant Thornton was our External Accountant for the balance of that year. KPMG fees include charges subsequent to its dismissal.

3
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

4	Consists of fees for audit of the GCI 401(k) Plan and review of the related annual report on Form 11-K filed with the SEC.

5	Consists of fees for review of our state and federal income tax returns and consultation on various tax advice and tax planning matters.

6
Consists of fees for any services not included in the first three types of fees identified in the table.  In 2009, these fees were limited to ones pertaining to agreed upon procedures relating, in the case of Grant Thornton, totally to our debt refinancing effort, and relating, in the case of KPMG, primarily to that effort.

All of the services described above were approved in conformity with the Audit Committee's pre-approval policy.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(I) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firms	101

Consolidated Balance Sheets, December 31, 2010 and 2009	104

Consolidated Statements of Operations, years ended December 31, 2010, 2009 and 2008	106

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2010, 2009 and 2008	107

Consolidated Statements of Cash Flows, years ended December 31, 2010, 2009 and 2008	108

Notes to Consolidated Financial Statements	109

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	147

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited the accompanying consolidated balance sheets of General Communication, Inc. and subsidiaries (an Alaska corporation) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Communication, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011, expressed an adverse opinion thereon.

(signed) Grant Thornton LLP

Seattle, Washington
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
General Communication, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of General Communication, Inc. and subsidiaries (the Company) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of General Communication, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Anchorage, Alaska
March 20, 2009 except for Note 13,
as to which the date is March 12, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited General Communication, Inc. and subsidiaries’ (an Alaska Corporation) (the “Company”)  internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  The Company’s internal controls in the financial reporting process related to the USF high cost program support revenue accrual were inadequately designed.  In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, General Communication, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of General Communication, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 14, 2011, which expressed an unqualified opinion on those financial statements.

(signed) Grant Thornton LLP

Seattle, Washington
March 14, 2011

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2010	2009

Current assets:
Cash and cash equivalents	$33,070	48,776

Receivables	132,856	147,859
Less allowance for doubtful receivables	9,189	7,060
Net receivables	123,667	140,799

Deferred income taxes	10,145	17,618
Prepaid expenses	5,950	4,491
Inventories	5,804	9,278
Other current assets	3,940	5,872
Total current assets	182,576	226,834

Property and equipment in service, net of depreciation	798,278	823,080
Construction in progress	31,144	26,161
Net property and equipment	829,422	849,241

Cable certificates	191,635	191,565
Goodwill	73,932	73,452
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	17,717	19,561
Deferred loan and senior notes costs, net of amortization of $6,469 and $4,662 at December 31, 2010 and 2009, respectively	13,661	13,168
Other assets	16,850	18,609
Total other assets	339,762	342,322
Total assets	$1,351,760	1,418,397

See accompanying notes to consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$7,652	9,892
Accounts payable	35,589	30,697
Deferred revenue	17,296	21,404
Accrued payroll and payroll related obligations	22,132	21,874
Accrued interest	13,456	14,821
Accrued liabilities	12,557	15,037
Subscriber deposits	1,271	1,549
Total current liabilities	109,953	115,274

Long-term debt, net	779,201	771,247
Obligations under capital leases, excluding current maturities	84,144	89,279
Obligation under capital lease due to related party	1,885	1,876
Deferred income taxes	102,401	100,386
Long-term deferred revenue	49,175	52,342
Other liabilities	24,495	21,676
Total liabilities	1,151,254	1,152,080

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 44,213 and
51,899 shares at December 31, 2010 and 2009, respectively; outstanding 43,958 and 51,627 shares at December 31, 2010 and 2009, respectively	69,396	150,911
Class B. Authorized 10,000 shares; issued and
outstanding 3,178 and 3,186 shares at December 31, 2010 and 2009, respectively; convertible on a share-per-share basis into Class A common stock	2,677	2,684
Less cost of 255 and 272 Class A and Class B common
shares held in treasury at December 31, 2010 and 2009, respectively	(2,249)	(2,339)
Paid-in capital	37,075	30,410
Retained earnings	93,607	84,651
Total stockholders’ equity	200,506	266,317
Total liabilities and stockholders’ equity	$1,351,760	1,418,397

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 2010, 2009, AND 2008

(Amounts in thousands, except per share amounts)	2010	2009	2008
Revenues	$651,250	595,811	575,442
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	207,817	193,676	203,058
Selling, general and administrative expenses	228,808	212,671	210,306
Depreciation and amortization expense	126,114	123,362	114,369
Operating income	88,511	66,102	47,709

Other income (expense):
Interest expense (including amortization and write-off
of deferred loan fees)	(70,329)	(58,761)	(50,363)
Interest and investment income	261	111	576
Other	-	-	(217)
Other expense, net	(70,068)	(58,650)	(50,004)
Income (loss) before income tax expense	18,443	7,452	(2,295)
Income tax expense	9,488	3,936	1,077

Net income (loss)	8,955	3,516	(3,372)
Net loss attributable to the non-controlling interest	-	-	1,503
Net income (loss) attributable to General Communication, Inc.	$8,955	3,516	(1,869)
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.17	0.07	(0.04)
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.17	0.07	(0.04)
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.17	0.06	(0.04)
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.17	0.06	(0.04)

See accompanying notes to consolidated financial statements

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2008	155,980	2,751	(3,448)	20,132	77,540	6,478	259,433
Net loss	-	-	-	-	(1,869)	(1,503)	(3,372)
Acquisition of remaining shares of non-controlling interest	-	-	-	-	-	(4,975)	(4,975)
Common stock retirements	(5,465)	-	-	-	5,465	-	-
Shares issued under stock option plan	415	-	-	-	-	-	415
Issuance of restricted stock awards	331	-	-	(331)	-	-	-
Share-based compensation expense	-	-	-	7,432	-	-	7,432
Reclassification from treasury stock to be held for general corporate purposes to common stock to be retired	-	-	960	-	(960)	-	-
Other	1	(45)	26	-	-	-	(18)
Balances at December 31, 2008	151,262	2,706	(2,462)	27,233	80,176	-	258,915
Net income	-	-	-	-	3,516	-	3,516
Common stock retirements	(950)	(9)	9	-	950	-	-
Shares issued under stock option plan	423	-	-	-	-	-	423
Issuance of restricted stock awards	398	-	-	(398)	-	-	-
Share-based compensation expense	-	-	-	3,575	-	-	3,575
Other	(222)	(13)	114	-	9	-	(112)
Balances at December 31, 2009	150,911	2,684	(2,339)	30,410	84,651	-	266,317
Net income	-	-	-	-	8,955	-	8,955
Common stock repurchases and retirements	(80,901)		94		-		(80,807)
Shares issued under stock option plan	659	-	-	-	-	-	659
Issuance of restricted stock awards	(1,280)	-	-	1,280	-	-	-
Share-based compensation expense	-	-	-	5,385	-	-	5,385
Other	7	(7)	(4)	-	1	-	(3)
Balances at December 31, 2010	69,396	2,677	(2,249)	37,075	93,607	-	200,506

See accompanying notes to consolidated financial statements

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Amounts in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$8,955	3,516	(3,372)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities, net of effect of acquisitions:
Depreciation and amortization expense	126,114	123,362	114,369
Deferred income tax expense	9,488	3,936	1,077
Share-based compensation expense	6,733	2,804	7,278
Other noncash income and expense items	6,725	14,919	8,896
Change in operating assets and liabilities, net of effect of acquisitions	13,244	(47,618)	47,087
Net cash provided by operating activities	171,259	100,919	175,335
Cash flows from investing activities:
Purchases of property and equipment, including construction period interest	(96,194)	(120,983)	(221,458)
Purchase of businesses and non-controlling interest, net of cash received	(5,545)	(109)	(65,335)
Purchase of marketable securities	941	(305)	-
Proceeds from sale of marketable securities	(202)	613	4,800
Insurance proceeds	990	-	-
Purchases of other assets and intangible assets	(4,712)	(5,093)	(8,974)
Net cash used in investing activities	(104,722)	(125,877)	(290,967)
Cash flows from financing activities:
Issuance of 2019 Senior Notes	-	421,473	-
Repayment of debt and capital lease obligations	(35,974)	(402,710)	(10,248)
Borrowing on long-term debt	6,206	3,884	114,486
Payment of debt issuance costs	(2,300)	(9,006)	(2,118)
Repurchase of common stock	(80,807)	-	-
Borrowing on Senior Credit Facility	30,000	30,000	30,000
Other	632	189	342
Net cash provided by (used in) financing activities	(82,243)	43,830	132,462
Net increase (decrease) in cash and cash equivalents	(15,706)	18,872	16,830
Cash and cash equivalents at beginning of period	48,776	29,904	13,074
Cash and cash equivalents at end of period	$33,070	48,776	29,904

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)        Business and Summary of Significant Accounting Principles
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
The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity in which we were the primary beneficiary prior to August 18, 2008 when we acquired the remaining 18.1% equity interest and voting control of Alaska DigiTel, LLC (“Alaska DigiTel”).  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

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

On August 18, 2008, we exercised our option to acquire the remaining 18.1% of the equity interest and voting control of Alaska DigiTel for $10.4 million.  Prior to August 18, 2008, our ability to control the operations of Alaska DigiTel was limited as required by the Federal Communications Commission (“FCC”) upon their approval of our initial acquisition of 81.9% of the non-controlling equity interest obtained in January 2007.  Subsequent to the acquisition of the non-controlling interest, we own 100% of the outstanding common ownership units and voting control of Alaska DigiTel.  Such purchase was treated as an asset purchase for income tax purposes.  We purchased Alaska DigiTel as a way to participate in the future growth of the Alaska wireless industry.  We consolidated 100% of Alaska

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

DigiTel's assets and liabilities at fair value beginning on January 1, 2007, when we determined that Alaska DigiTel was a variable interest entity of which we were the primary beneficiary.  Upon our acquisition of the non-controlling interest in Alaska DigiTel on August 18, 2008, we recorded 18.1% of the change in fair value between the assets and liabilities on January 1, 2007 and the fair value of the assets and liabilities on August 18, 2008.

On the closing date of the UUI and Unicom acquisition, $8.0 million of the purchase price was deposited in an escrow account to compensate us for any indemnification claims we may have after the acquisition and was included in the purchase price.  As of December 31, 2010, $2.0 million remained in the escrow account, the balance of which was released in January 2011.

We have agreed to make additional payments for UUI and Unicom in each of the years 2009 through 2013 that are contingent on sequential year-over-year revenue growth for specified customers.  During the years ended December 31, 2010 and 2009, we paid an additional $388,000 and $109,000, respectively, to the former shareholders of UUI.  As of December 31, 2010, we have recorded an accrual of $480,000 for contingent consideration to the former shareholders of UUI.  We made an additional $5.2 million payment for Alaska Wireless in 2010 that was contingent on meeting certain financial conditions.  We are unable to reasonably estimate the remaining contingent consideration amounts that may be paid for the UUI acquisition, but do not believe any amount paid will be significant.

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

The purchase prices, including contingent payments, for our 2008 acquisitions, net of cash received of approximately $1.7 million from UUI and Unicom, are as follows (amounts in thousands):

	As Originally Reported at December 31, 2008	Adjustments	Revised Purchase Price at December 31, 2010
UUI and Unicom	$40,575	977	41,552
Alaska Wireless	$14,508	5,157	19,665
Alaska DigiTel	$10,434	-	10,434

The purchase price for the UUI and Unicom acquisition had been allocated at December 31, 2009.  During the year ended December 31, 2010, we accrued an additional contingency payment to UUI of $480,000.  Therefore our allocation of the purchase price at December 31, 2009 has been adjusted for this consideration and is as follows (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

	Originally Recorded at December 31, 2008	Adjustments	Revised Balance at December 31, 2009	Adjustments	Revised Balance at December 31, 2010
Current assets	$15,008	-	15,008	-	15,008
Property and equipment, including construction in progress	59,629	68	59,697	-	59,697
Intangible assets	8,175	-	8,175	-	8,175
Wireless licenses	100	-	100	-	100
Goodwill	9,102	1,427	10,529	480	11,009
Deferred income taxes	-	679	679	-	679
Other assets	3,106	-	3,106	-	3,106
Total assets acquired	95,120	2,174	97,294	480	97,774
Current liabilities	4,916	96	5,012	-	5,012
Long-term debt, including current portion	43,614	-	43,614	-	43,614
Other long-term liabilities	4,335	1,581	5,916	-	5,916
Total liabilities assumed	52,865	1,677	54,542	-	54,542
Net assets acquired	$42,255	497	42,752	480	43,232

The purchase price for the Alaska DigiTel acquisition has been finalized and allocated as of December 31, 2008 as follows (amounts in thousands):

Current assets	$2,220
Property and equipment, including construction in progress	6,015
Intangible assets	1,468
Wireless licenses	4,396
Goodwill	4,534
Other assets	1
Total assets acquired	18,634
Current liabilities	2,588
Long-term debt, including current portion	5,515
Other long-term liabilities	97
Total liabilities assumed	8,200
Net assets acquired	$10,434

Goodwill increased $480,000 at December 31, 2010 as compared to December 31, 2009 due to a contingent payment to UUI.  Goodwill increased $6.6 million at December 31, 2009 as compared to December 31, 2008, primarily to record a $930,000 adjustment for grant deferred revenue to the UUI and Unicom purchase price allocations and for additional $5.2 million and $497,000 contingent payments to Alaska Wireless and UUI, respectively.

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

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Consolidated Financial Statements

All of our 2008 acquisitions resulted in goodwill which is deductible over 15 years for income tax purposes.

Revenues from the date of acquisition, net of intercompany revenue, for our acquisitions of UUI, Unicom, Alaska DigiTel and Alaska Wireless are allocated to our Consumer, Network Access, Managed Broadband, and Regulated Operations segments.

The following unaudited pro forma financial information is presented as if we had acquired the companies as of the beginning of the period presented.  The pro forma results of operation as if the acquisitions occurred on January 1, 2008 for the year ended December 31, 2008 is as follows (amount in thousands, unaudited):

Pro forma consolidated revenue	$588,691
Pro forma net loss	$(2,932)

EPS:
Basic – pro forma	$(0.06)
Diluted – pro forma	$(0.06)

(d)   Recently Issued Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material impact on our statement of operations, financial position or cash flows.

In December 2010, the FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of ASU 2009-28 is not expected to have a material impact on our statement of operations, financial position or cash flows.

In December 2010, the FASB issued the ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The adoption of ASU 2009-29 is not expected to have a material impact on our statement of operations, financial position or cash flows.

(e)   Recently Adopted Accounting Pronouncements
ASU 2009-17 addresses a revision to former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167"). ASU 2009-17 amends previous accounting related to the consolidation of variable interest entities ("VIE") to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. The adoption of ASU 2009-17 on January 1, 2010, did not have a material impact on our statement of operations, financial position or cash flows.

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

We adopted ASU 2010-06 as of January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2010-06 did not have a material impact on our statement of operations, financial position or cash flow.

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

(g)	Earnings per Common Share
We compute net income per share of Class A and Class B common stock using the “two class” method.  Therefore, basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended
	December 31, 2010
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$8,420	535

Denominator:
Weighted average common shares outstanding	50,076	3,183
Basic net income per share	$0.17	0.17

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$8,420	535
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	535	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	(2)
Net income adjusted for allocation of undistributed earnings	$8,955	533

Denominator:
Number of shares used in basic computation	50,076	3,183
Conversion of Class B to Class A common shares outstanding	3,183	-
Unexercised stock options	167	-
Number of shares used in per share computations	53,426	3,183
Diluted net income per share	$0.17	0.17

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Consolidated Financial Statements

	Years Ended December 31,
	2009		2008
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings (losses)	$3,305	211	$(1,754)	(115)

Denominator:
Weighted average common shares outstanding	50,159	3,195	49,080	3,241
Basic net income (loss) attributable to GCI common stockholders per common share	$0.07	0.07	$(0.04)	(0.04)

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings (losses) for basic computation	$3,305	211	$(1,754)	(115)
Reallocation of undistributed earnings (losses) as a result of conversion of Class B to Class A shares	211	-	(115)	-
Reallocation of undistributed earnings (losses) as a result of conversion of Class B to Class A shares outstanding	-	(29)	-	-
Effect of share based compensation that may be settled in cash or shares	(454)	-	-	-
Net income (loss) adjusted for allocation of undistributed earnings (losses) and effect of share based compensation that may be settled in cash or shares	$3,062	182	$(1,869)	(115)

Denominator:
Number of shares used in basic computation	50,159	3,195	49,080	3,241
Conversion of Class B to Class A common shares outstanding	3,195	-	3,241	-
Unexercised stock options	258	-	-	-
Effect of share based compensation that may be settled in cash or shares	236	-	-	-
Number of shares used in per share computations	53,848	3,195	52,321	3,241
Diluted net income (loss) attributable to GCI common stockholders per common share	$0.06	0.06	$(0.04)	(0.04)

Weighted average shares associated with outstanding share awards for the years ended December 31, 2010, 2009 and 2008 which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Years Ended December 31,
	2010	2009	2008
Shares associated with anti-dilutive unexercised stock options	460	3,753	4,238
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	217	-	289
	677	3,753	4,527

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Additionally, 50,000, 420,000 and 258,000 weighted average shares associated with contingent options and awards for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because the contingencies of these options and awards have not been met at December 31, 2010, 2009, and 2008, respectively.

(h)	Common Stock
Following are the changes in issued common stock for the years ended December 31, 2010, 2009 and 2008 (shares, in thousands):

	Class A	Class B
Balances at January 1, 2008	50,437	3,257
Class B shares converted to Class A	54	(54)
Shares issued upon stock option exercises	71	-
Share awards issued	45	-
Shares retired	(540)	-
Other	(5)	-
Balances at December 31, 2008	50,062	3,203
Class B shares converted to Class A	15	(15)
Shares issued upon stock option exercises	77	-
Share awards issued	1,964	-
Shares retired	(219)	(2)
Balances at December 31, 2009	51,899	3,186
Class B shares converted to Class A	8	(8)
Shares issued upon stock option exercises	116	-
Share awards issued	336	-
Shares retired	(8,144)	-
Other	(2)	-
Balances at December 31, 2010	44,213	3,178

We retired 17,000, 219,000, and 540,000 shares of our Class A common stock during the years ended December 31, 2010, 2009 and 2008, respectively, that were acquired to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting and the settlement of deferred compensation.

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock. In October 2010, GCI’s Board of Directors approved an increase to the common stock buyback plan.  Under the amended plan, we were authorized to repurchase up to $100.0 million worth of GCI common stock.   In December 2010, GCI’s Board of Directors approved an additional $100.0 million increase to the stock buyback plan.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.

On October 21, 2010, we entered into a stock purchase agreement with Arctic Slope Regional Corporation (“ASRC”), pursuant to which GCI repurchased 7,486,240 shares of GCI’s Class A common stock for $10.16 per share, representing a total purchase price of $76.0 million.  Prior to the repurchase ASRC was a related party.

During the year ended December 31, 2010 we repurchased a total of 8.0 million shares of our Class A and B common stock at a cost of $80.8 million.  The cost of the repurchased common stock reduced Common Stock on our Consolidated Balance Sheets.  The repurchase reduced the amount available under the stock buyback program to $125.5 million.  The repurchased stock was retired as of December 31, 2010.  There were no repurchases during the years ended December 31, 2009 and 2008.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

(i)	Redeemable Preferred Stock
We have 1,000,000 shares of preferred stock authorized with no shares issued and outstanding at years ended December 31, 2010, 2009 and 2008.

(j)	Treasury Stock

We account for treasury stock purchased for general corporate purposes under the cost method and include treasury stock as a component of Stockholders’ Equity.  Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to Class A or Class B Common Stock.

(k)	Cash Equivalents
Cash equivalents consist of overnight sweep investments and certificates of deposit which have an original maturity of three months or less at the date acquired and are readily convertible into cash.

(l)	Accounts Receivable and Allowance for Doubtful Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful receivables is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with Universal Service Administrative Company ("USAC") rules. We review our allowance for doubtful receivables methodology at least annually.

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

Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2010 that management intends to place in service during 2011.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

Asset Category	Asset Lives
Telephony transmission equipment and distribution facilities	5-20 years
Fiber optic cable systems	15-25 years
Cable transmission equipment and distribution facilities	5-30 years
Support equipment and systems	3-20 years
Transportation equipment	5-13 years
Property and equipment under capital leases	12-20 years
Buildings	25 years
Customer premises equipment	2-20 years

Amortization of property and equipment under capital leases is included in Depreciation and Amortization Expense on the Consolidated Statements of Operations.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

(o)	Intangible Assets and Goodwill
Goodwill, cable certificates (certificates of convenience and public necessity) and wireless licenses are not amortized. Cable certificates represent certain perpetual operating rights to provide cable services. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services.  Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. Goodwill is not allocated to our reportable segments as our Chief Operating Decision Maker does not review a balance sheet by reportable segment to make decisions about resource allocation or evaluate reportable segment performance, however, goodwill is allocated to our reporting units for the sole purpose of the annual impairment test.

All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method.

(p)	Impairment of Intangibles, Goodwill, and Long-lived Assets
Cable certificates and wireless license assets are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis. Impairment testing of our cable certificate and wireless license assets as of October 31, 2010 and 2009 used a direct value method.

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

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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

During the third quarter of 2009, we changed the date of our annual impairment test from the last day of the fiscal year to the last day of the tenth month of the fiscal year for all of our indefinite-lived intangibles. As we grew, it became increasingly difficult to complete the various impairment analyses in a timely manner, therefore, we believed the change in accounting principle related to the annual testing date was preferable as it provided us additional time to complete the impairment test and report the results of that test in our annual filing on Form 10-K. We believe that the change to the annual testing date did not delay, accelerate or avoid an impairment charge. We determined that this change in accounting principle was preferable under the circumstances and it did not result in adjustments to our financial statements when applied retrospectively. The annual impairment test was performed as of December 31, 2008 and was performed again as of October 31, 2009, therefore, less than 12 months elapsed between impairment tests.  We completed our annual review and no impairment charge was recorded for the years ended December 31, 2009 or 2010.

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
We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets if the fair value of the liability can be reasonably estimated. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amount of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2008	$6,179
Liability incurred	5,764
Accretion expense	634
Liability settled	(63)

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Balance at December 31, 2009	12,514
Liability incurred	1,253
Accretion expense	289
Liability settled	(21)
Balance at December 31, 2010	$14,035

During the years ended December 31, 2010 and 2009 we recorded additional capitalized costs of $1.3 million and $5.8 million, respectively, in Property and Equipment in Service, Net of Depreciation.

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

(t)	Revenue Recognition
All revenues are recognized when the earnings process is complete. Revenue recognition is as follows:

•	Revenues generated from long-distance service usage and plan fees, Internet service excess usage, and managed services are recognized when the services are provided,
•	We recognize unbilled revenues when the service is provided based upon minutes of use processed, and/or established rates, net of credits and adjustments,
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
•
We account for fiber capacity Indefeasible Rights to Use ("IRU") agreements as an operating lease or service arrangement and we defer the revenue and recognize it ratably over the life of the IRU or as service is rendered,

•
Access revenue is recognized when earned.  We participate in access revenue pools with other telephone companies.  Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska ("RCA") within the intrastate jurisdiction and the FCC within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial information, available separation studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional information becomes available. To the extent that a dispute arises over revenue settlements, our policy is to defer revenue collected until the dispute is resolved,

•
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high-cost areas.  We accrue estimated program revenue quarterly based on current line counts, the most current rates paid to us, our assessment of the impact of current FCC regulations, and our assessment of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods. Our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions. We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue. The payment from the USF is generally received approximately ten months subsequent to the services being performed. At December 31, 2010 we have $40.0 million in accounts receivable related to the USF high-cost area program.  We do not recognize revenue until our ETC status has been approved by the RCA,

•
We receive refunds from time to time from incumbent local exchange carriers (“ILECs”), with which we do business in respect of their earnings that exceed regulatory requirements. Telephone companies that are rate regulated by the FCC using the rate of return method are required by the FCC to refund earnings from interstate access charges assessed to long-distance carriers when their earnings exceed their authorized rate of return. Such refunds are computed based on the regulated carrier’s earnings in several access categories. Uncertainties exist with respect to the amount of their earnings, the refunds (if any), their timing, and their realization. We account for such refundable amounts as gain contingencies, and, accordingly, do not recognize them until realization is a certainty upon receipt,

•
We receive grant revenue for the purpose of building communication infrastructure in rural areas.  We defer the revenue and recognize it over the life of the asset that was constructed using grant funds, and

•	Other revenues are recognized when the service is provided.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

We recognized $2.8 million of wireless revenue in July 2008 from USAC for interstate common line support. Due to the uncertainty in our ability to retroactively claim reimbursement under the program, we accounted for this payment as a gain contingency and, accordingly, recognized revenue only upon receipt of payment when realization was certain.

(u)	Payments Received from Suppliers
Our Consumer segment occasionally receives reimbursements for video services costs to promote suppliers’ services, called cooperative advertising arrangements. The supplier payment is classified as a reduction of selling, general and administrative expenses if it reimburses specific, incremental and identifiable costs incurred to resell the suppliers’ services.  If the supplier payment is unspecific, the payment is classified as a reduction to Cost of Goods Sold.  Recognition occurs upon receipt of the payment because collection is not assured.

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Consolidated Financial Statements

(v)	Advertising Expense
We expense advertising costs in the year during which the first advertisement appears. Advertising expenses were $4.3 million, $4.1 million and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(w)	Leases
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
Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest cost of $1.1 million, $548,000 and $4.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.

(y)	Income Taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for their future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable earnings in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We file federal income tax returns in the U.S. and in various state jurisdictions.  We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2007 except that  certain U.S. federal income tax returns for years after 1997 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2010, 2009 and 2008, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2010, 2009 and 2008.

(z)	Share-based Payment Arrangements
We currently use the Black-Scholes-Merton option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Consolidated Financial Statements

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

(aa)	Stock Options and Stock Awards Issued for Non-employee Services
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
The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost area program support, share-based compensation, inventory reserves, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods Sold, and the accrual of contingencies and litigation. Actual results could differ from those estimates.

The accounting estimates related to revenues from the high cost USF program are dependent on various inputs including current line counts, the most current rates paid to us, and our assessment of the impact of new FCC regulations, and the potential outcome of FCC proceedings.  Some of the inputs are subjective and based on our judgment regarding the outcome of certain variables and is subject to upward or downward adjustment in subsequent periods.

Effective in the second quarter of 2010, we changed our USF high-cost area program support accrual methodology due to a change in our estimate of the current amounts expected to be paid to us.  The effect of this change in estimate was a revenue increase of $4.7 million, a net income increase of $3.1 million, and a basic and diluted net income per share increase of $0.06 for the year ended December 31, 2010.

(ac)	Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2010 and 2009, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments.   At December 31, 2010 and 2009, cash balances were in excess of Federal Deposit Insurance Corporation insured limits.

We do not have any major customers for the year ended December 31, 2010 (see note 10).  Our customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

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
Certain of our customers have guaranteed levels of service.  If an interruption in service occurs we do not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

(af)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our statements of operations.  We report a certain surcharge on a gross basis in our statement of operations of $5.2 million, $4.4 million and $4.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(ag) Derivatives
From time to time we enter into derivative contracts to manage exposure to variability in cash flows from floating-rate financial instruments, particularly on our long-term debt instruments and credit facilities.  We do not currently have significant exposure from floating-rate financial instruments since we repaid the outstanding indebtedness under our Senior Credit Facility in 2009 with the proceeds from the issuance of the 2019 Notes.  We do not apply hedge accounting to our derivative instruments and therefore treat these instruments as “economic hedges.”   Derivative instruments are accounted for at fair value as either assets or liabilities on the balance sheet.  Changes in the fair value of derivatives are recognized in earnings each reporting period.

In the third quarter of 2008, we entered into two interest rate caps to manage the interest rate risk on our Senior Credit Facility, which was indexed to the London Interbank Offered Rate. These caps had a combined notional value of $180.0 million and an initial cost of $928,000.  The caps had a fair value of $0 and $7,000 at December 31, 2009 and 2008, respectively, resulting in realization of a loss to interest expense of $7,000 and $921,000 during the years ended December 31, 2009 and 2008, respectively.  The caps matured on July 1, 2010.

(ah) Reclassifications
Reclassifications have been made to the 2009 and 2008 financial statements to make them comparable with the 2010 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities, net effect of acquisitions, consist of (amounts in thousands):

Year ended December 31,	2010	2009	2008
(Increase) decrease in accounts receivable	$12,283	(33,555)	(5,209)
(Increase) decrease in prepaid expenses	(1,459)	1,923	488
(Increase) decrease in inventories	3,461	(2,109)	(3,336)
(Increase) decrease in other current assets	1,037	(4,272)	(69)
(Increase) decrease in other assets	2,663	(10,742)	-

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Consolidated Financial Statements

Increase (decrease) in accounts payable	1,683	(1,889)	(4,198)
Increase (decrease) in deferred revenues	(4,108)	(787)	4,543
Increase (decrease) in accrued payroll and payroll related obligations	271	(752)	5,437
Increase (decrease) in accrued liabilities	2,585	(1,608)	2,695
Increase (decrease) in accrued interest	(1,365)	4,597	1,226
Increase (decrease) in subscriber deposits	(278)	287	84
Increase (decrease) in long-term deferred revenue	(3,167)	763	49,153
Increase (decrease) in components of other long-term liabilities	(362)	526	(3,727)
	$13,244	(47,618)	47,087

The following items are for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

Net cash paid or received:	2010	2009	2008
Interest paid, net of amounts capitalized	$71,140	51,161	46,781
Income tax refund received	$1,163	911	83
Income tax paid	$-	-	884

The following items are non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Non-cash additions for purchases of property and equipment	$7,622	4,427	12,124
Asset retirement obligation additions to property and equipment	$1,253	5,764	1,408
Warranty receivable applied to capital lease obligation	$-	465	8,415
Assets acquired in acquisition	$480	6,475	-
Capital lease obligation incurred	$-	-	99,873
Satellite warranty receivable	$-	-	8,880

Additional Non-cash Financing Activities
We received cash proceeds of $110.6 million from the $145.0 million term loan that we obtained in May 2008. We used $30.0 million of the term loan to repay the revolving portion of our Senior Credit Facility and our loan proceeds were reduced by $2.9 million for an original issue discount and $1.5 million for bank and legal fees associated with the new term loan.

(3)	Receivables and Allowance for Doubtful Receivables

Receivables consist of the following at December 31, 2010 and 2009 (amounts in thousands):

	2010	2009
Trade	$130,708	145,220
Employee	722	315
Other	1,426	2,324
Total Receivables	$132,856	147,859

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Changes in the allowance for doubtful receivables during the years ended December 31, 2010, 2009 and 2008 are summarized below (amounts in thousands).

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2010	$7,060	3,085	1,670	2,626	9,189
December 31, 2009	$2,582	3,818	1,734	1,074	7,060
December 31, 2008	$1,657	3,471	-	2,546	2,582

Charged to Other Accounts for the year ended December 31, 2010 consists of a $1.7 million charge for a customer that participates in the Rural Health Care Division support program that is operated by the USAC.  We have been providing service to this customer pursuant to a contract since July 1, 2008.  We have received funding commitment letters from USAC for both funding years that have passed since the contract start date.  The commitment letter for the year from July 2008 to June 2009 committed funding for all but $1.7 million of that particular year.  USAC denied funding of $1.7 million based on the timing of customer-owned equipment placed in service in relation to service charges.  On August 23, 2010, we filed with the FCC a request for review of the denial.  We have recorded a reserve by reducing revenue $1.7 million in the year ended December 31, 2010.

Charged to Other Accounts for the year ended December 31, 2009 consists of a $914,000 adjustment recorded upon the conversion of our Alaska DigiTel customer accounts into a Consumer customer billing system that grossed up accounts receivable and the allowance for doubtful receivables to record termination fees for tracking purposes.  Additionally, the year ended December 31, 2009 includes an adjustment of $820,000 due to the decision to temporarily stop revenue recognition for services provided to a customer whose funding from the USAC was denied.

(4)	Net Property and Equipment in Service
Net property and equipment in service consists of the following at December 31, 2010 and 2009 (amounts in thousands):

	2010	2009
Land and buildings	$36,332	31,279
Telephony transmission equipment and distribution facilities	674,246	637,292
Cable transmission equipment and distribution facilities	128,919	117,483
Support equipment and systems	190,947	170,922
Transportation equipment	9,116	9,930
Property and equipment under capital leases	102,972	102,972
Customer premise equipment	124,655	121,943
Fiber optic cable systems	244,381	242,309
	1,511,568	1,434,130
Less accumulated depreciation	693,645	598,687
Less accumulated amortization	19,645	12,363
Net property and equipment in service	$798,278	823,080

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

(5)	Intangible Assets and Goodwill
As of October 31, 2010 cable certificates, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2010. The remaining useful lives of our cable certificates, wireless licenses and goodwill were evaluated as of October 31, 2010 and events and circumstances continue to support an indefinite useful life.

There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2010.

Other Intangible Assets subject to amortization include the following at December 31, 2010 and 2009 (amounts in thousands):

	2010	2009
Software license fees	$26,403	22,459
Customer relationships	11,034	11,217
Customer contracts	3,538	3,538
Right-of-way	783	783
Other	543	529
	42,301	38,526
Less accumulated amortization	24,584	18,965
Net other intangible assets	$17,717	19,561

Changes in Other Intangible Assets are as follows (amounts in thousands):

Balance at December 31, 2008	$22,976
Asset additions	4,772
Less amortization expense	7,628
Less asset write-off	559
Balance at December 31, 2009	19,561
Asset additions	4,533
Less amortization expense	6,360
Less asset write-off	17
Balance at December 31, 2010	$17,717

Goodwill increased $480,000 at December 31, 2010 as compared to December 31, 2009 due to the contingent payment to the former shareholders of UUI.  Goodwill increased $6.6 million at December 31, 2009 as compared to December 31, 2008, primarily to record a $930,000 adjustment for grant deferred revenue to the UUI and Unicom purchase price allocations and for the additional $5.2 million and $497,000 contingent payments to Alaska Wireless and the former shareholders of UUI, respectively.

Amortization expense for amortizable intangible assets for the years ended December 31, 2010, 2009 and 2008 follow (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2010	2009	2008
Amortization expense	$6,360	7,628	5,948

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2011	$5,298
2012	3,810
2013	2,749
2014	1,896
2015	1,150

(6)	Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

	December 31,
	2010	2009
2019 Notes (a)	$425,000	425,000
2014 Notes (b)	320,000	320,000
Senior Credit Facility (c)	20,000	-
Rural Utility Service ("RUS") debt (d)	19,844	34,721
CoBank Mortgage ("CoBank") note payable (d)	1,832	2,277
Debt	786,676	781,998
Less unamortized discount paid on the 2019 Notes	3,266	3,460
Less unamortized discount paid on the 2014 Notes	1,693	2,158
Less current portion of long-term debt	2,516	5,133
Long-term debt, net of unamortized discount	$779,201	771,247

(a)
We pay interest of 8.63% on notes that are due in 2019 (“2019 Notes”).  The 2019 Notes are senior unsecured obligations which rank equally in right of payment with the existing and future senior unsecured debt, including our 2014 Notes described below, and senior in right of payment to all future subordinated indebtedness.  The 2019 Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the 2019 Notes using the effective interest method and an effective interest rate of 9.07%.

The 2019 Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing November 15 of the year indicated:	Redemption Price
2014	104.313%
2015	102.875%
2015	101.438%
2017 and thereafter	100.000%

The 2019 Notes mature on November 15, 2019.  Semi-annual interest payments are payable on May 15 and November 15 of each year.

The 2019 Notes were issued pursuant to an Indenture, dated as of the Closing Date, between us and Union Bank, N.A., as trustee.

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Consolidated Financial Statements

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

The covenants in the Indenture restrict GCI, Inc. and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio, as defined, does not exceed 5.5 to one.  If our leverage ratio does not exceed 5.5 to one, we are able to enter into sale and leaseback transactions; pay dividends or distributions on capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and  transfer and sell assets.  These covenants are subject to a number of limitations and exceptions, as further described in the Indenture.

We paid closing costs totaling $9.1 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2019 Notes. Unamortized deferred loan costs related to the Senior Credit Facility totaling $1.4 million were written off in the year ended December 31, 2009.

We were in compliance with all 2019 Notes loan covenants at December 31, 2010.

(b)
We pay interest of 7.25% on notes that are due in 2014 (“2014 Notes”). The 2014 Notes are an unsecured senior obligation of GCI, Inc. The 2014 Notes are carried on our Consolidated Balance Sheet net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the 2014 Notes using the effective interest method and an effective interest rate of 7.50%.

The 2014 Notes are redeemable at our option, in whole or in part, on not less than thirty days nor more than sixty days notice, at the following redemption prices, plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing February 1 of the year indicated:	Redemption Price
2011	101.208%
2012 and thereafter	100.000%

The 2014 Notes restrict GCI, Inc. and certain of its subsidiaries from incurring debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio, as defined, does not exceed 6.0 to one.  In addition, certain other debt is permitted regardless of our leverage ratio, including debt under the Senior Credit Facility not exceeding (and reduced by certain stated items):

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

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

The 2014 Notes are structurally subordinate to our Senior Credit Facility.

We are not required to make mandatory sinking fund payments with respect to the 2014 Notes.

Our 2014 Notes’ key debt covenants require our Total Leverage Ratio (as defined) be 6.0:1.0 or less and our Senior Leverage Ratio (as defined) be 3.0:1.0 or less if our Senior Debt (as defined) is greater than $250.0 million.

We were in compliance with all 2014 Notes loan covenants at December 31, 2010.

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

On October 20, 2010, we borrowed $30.0 million under our revolving credit facility to partially fund a repurchase of our Class A common stock as further described in note 9.  In November 2010, we repaid $10.0 million of the $30.0 million outstanding balance.   After consideration of these transactions, we have $2.7 million of letters of credit outstanding and $52.3 million available for borrowing under our revolving credit facility at December 31, 2010.

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

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

(d)
We acquired long-term debt upon our acquisition of UUI and Unicom effective June 1, 2008, from the RUS and CoBank.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.0% to 6.8%.  Through UUI and Unicom, we have $48.7 million available for borrowing for specific capital expenditures under existing borrowing arrangements.  Substantially all of the assets of UUI and Unicom are collateral for the amounts due to RUS and CoBank.

Maturities of long-term debt as of December 31, 2010 are as follows (amounts in thousands):

Years ending December 31,
2011	$2,516
2012	2,462
2013	2,611
2014	322,199
2015	22,048
2016 and thereafter	434,840
786,676
Less unamortized discount paid on 2019 Notes	3,266
Less unamortized discount paid on 2014 Notes	1,693
Less current portion of long-term debt	2,516
$779,201

(7)	Income Taxes
Total income tax expense of $9.5 million, $3.9 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, was allocated to income/loss in each year. We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2010, 2009 and 2008 since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $4.6 million at December 31, 2010.

We have income tax receivables for federal and state alternative minimum tax of $0 and $1.2 million at December 31, 2010 and 2009, respectively.

Income tax expense consists of the following (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Deferred tax expense:
Federal taxes	$8,086	3,494	922
State taxes	1,402	442	155
	9,488	3,936	1,077
	$9,488	3,936	1,077

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2010	2009	2008
“Expected” statutory tax expense (benefit)	$6,455	2,608	(803)
State income taxes, net of federal expense (benefit)	1,129	456	(48)
Income tax effect of nondeductible entertainment expenses	775	703	725
Impact of non-controlling interest attributable to non-tax paying entity	-	-	526
Income tax effect of nondeductible lobbying expenses	405	380	424
Income tax effect of nondeductible officer compensation	722	761	246
Other, net	2	(972)	7
	$9,488	3,936	1,077

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009 are summarized below (amounts in thousands):

	2010	2009
Current deferred tax assets, net of current deferred tax liability:
Compensated absences, accrued for financial reporting purposes	$2,115	2,565
Net operating loss carryforwards	-	8,354
Workers compensation and self insurance health reserves, principally due to accrual for financial reporting purposes	810	580
Accounts receivable, principally due to allowance for doubtful receivables	3,770	2,981
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	92	(270)
Other	3,358	3,408
Total current deferred tax assets	$10,145	17,618

Long-term deferred tax assets:
Net operating loss carryforwards	$88,967	74,345
Deferred revenue for financial reporting purposes	19,481	22,422
Alternative minimum tax credits	1,895	1,892
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	2,908	1,093
Asset retirement obligations in excess of amounts recognized for tax purposes	1,885	1,775
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	8,647	3,026
Other	1,168	4,132
Total long-term deferred tax assets	124,951	108,685

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Long-term deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	182,490	170,260
Intangible assets	44,862	38,811
Total long-term deferred tax liabilities	227,352	209,071
Net long-term deferred tax liabilities	$102,401	100,386

At December 31, 2010, we have tax net operating loss carryforwards of $226.4 million that will begin expiring in 2011 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

We are no longer subject to U.S. or state tax examinations by tax authorities for years before 2007 except that  certain U.S. federal income tax returns for years after 1997 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands).

Years ending December 31,	Federal	State
2011	$759	759
2018	1,313	1,294
2019	25,942	25,391
2020	44,744	43,797
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	722	-
2025	737	-
2026	150	-
2027	1,010	-
2028	39,879	39,715
2029	48,370	47,558
2030	15,157	15,022
Total tax net operating loss carryforwards	$226,446	220,214

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

(8)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2010 and 2009, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at December 31, 2010 and 2009 follow (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

	December 31,		December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$872,882	908,286	872,294	866,820
Other liabilities	73,309	72,065	72,770	71,623

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of our 2019 Notes, 2014 Notes, RUS debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our amended Senior Credit Facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

Other Liabilities:  Lease escalation liabilities are valued at the discounted amount of future cash flows using quoted market prices on current rates offered to us. Deferred compensation liabilities are carried at fair value, which is the amount payable as of the balance sheet date. Asset retirement obligations are recorded at their fair value and, over time, the liability is accreted to its present value each period. Our non-employee share-based compensation awards are reported at their fair value at each reporting period.

Fair Value Measurements
ASC Topic 820 “Fair Value Measurements and Disclosures” established a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. Level 1 inputs, the highest priority, are quoted prices in active markets for identical assets or liabilities. Level 2 inputs reflect other than quoted prices included in Level 1 that are either observable directly or through corroboration with observable market data. Level 3 inputs are unobservable inputs, due to little or no market activity for the asset or liability, such as internally-developed valuation models.  We have applied the provisions of Topic 820 to our trading securities and the assets of our deferred compensation plan (primarily mutual funds).

 Assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2010 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	1,678	-	-
Total assets at fair value	$1,678	-	-

December 31, 2009 Assets
Money market funds	$12	-	-
U.S. government and agency obligations	883	-	-
Deferred compensation plan assets (mutual funds)	1,522	-	-
Total assets at fair value	$2,417	-	-

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

The valuation of our marketable securities, money markets funds, and mutual funds are determined using quoted market prices in active markets utilizing market observable inputs.

(9)	Stockholders’ Equity

Common Stock
GCI’s Class A and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. Each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

During the year ended December 31, 2010, we repurchased 8.0 million shares of our Class A and Class B common stock at a cost of $80.8 million, pursuant to the Class A and Class B common stock repurchase program authorized by GCI’s Board of Directors.  There were no repurchases during the years ended December 31, 2009 and 2008.  During the years ended December 31, 2010, 2009 and 2008 we retired 8.0 million, 219,000, and 540,000 shares, respectively, of our Class A and Class B common stock.

Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf. New shares are issued when stock option agreements are exercised or restricted stock awards are granted.

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

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

The following table shows our assumptions used to compute the share-based compensation expense for stock options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Expected term (years)	5.0 – 6.5	5.2 – 6.8	5.2 – 6.8
Volatility	52.6% – 55.8%	53.6% – 59.1%	47.6% – 55.4%
Risk-free interest rate	2.0% – 2.9%	1.7% – 3.2%	1.6% – 3.4%

We estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record share-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data.

A summary of option activity under the Stock Option Plan as of December 31, 2010 and changes during the year then ended is presented below (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2010	1,627	$7.35
Granted	203	$5.34
Exercised	(116)	$5.67
Forfeited and retired	(466)	$7.60
Outstanding at December 31, 2010	1,249	$7.08	4.5 years	$6,976
Exercisable at December 31, 2010	914	$7.33	3.1 years	$4,885
Available for grant at December 31, 2010	4,180

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $2.84 per share, $3.49 per share and $3.10 per share, respectively.  The total fair value of options vesting during the years ended December 31, 2010, 2009 and 2008 was $377,000, $110,000 and $3.3 million, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2010, 2009 and 2008 were $511,000, $120,000 and $214,000, respectively. We received $659,000, $423,000 and $416,000 in cash from stock option exercises in the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2010, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	2,225	$5.69
Granted	336	$7.55
Vested	(233)	$8.30
Forfeited	(132)	$12.51
Nonvested at December 31, 2010	2,196	$5.29

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

The following is a summary of our share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Employee share-based compensation expense	$5,385	5,709	7,282
Expense reversal for performance based options and awards not expected to vest	-	(2,134)	-
Adjustment to fair value of liability classified awards	1,348	(771)	(4)
Total share-based compensation expense	$6,733	2,804	7,278

Share-based compensation expense is classified as selling, general and administrative expense in our consolidated Statements of Operations.  Unrecognized share-based compensation expense was $4.9 million relating to 2.2 million restricted stock awards and $732,000 relating to 335,000 unvested stock options as of December 31, 2010.  We expect to recognize share-based compensation expense over a weighted average period of 1.9 years for stock options and 1.5 years for restricted stock awards.

The following is a summary of activity for stock option grants that were made not pursuant to the Stock Option Plan for the years ended December 31, 2010, 2009 and 2008 (share amounts in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2008 and 2009	150	$6.50
Options forfeited and retired	(150)	$6.50
Outstanding at December 31, 2010	-
Available for grant at December 31, 2010	-

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and Chief Executive Officer.  The lease was amended effective January 1, 2002, February 25, 2005 and December 27, 2010.  Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 100,000 shares were exercised during the year ended December 31, 2006 and the remaining 150,000 shares expired on March 31, 2010.

On August 6, 2009, we filed a Tender Offer Statement on Schedule TO (“Exchange Offer”) with the SEC.  The Exchange Offer was an offer by us to eligible officers, employees and stakeholders, other than officers of GCI who also serve on GCI’s Board of Directors (“Participants”) to exchange, on a grant-by-grant basis, their outstanding eligible stock options that were granted under our Stock Option Plan, whether vested or unvested, for shares of restricted stock of GCI Class A common stock that we granted under the Stock Option Plan (“Restricted Stock”). Generally, eligible options included all options issued pursuant to the Stock Option Plan between January 1, 1999, and February 15, 2009, excluding any options that vest based on EBITDA performance (“Eligible Options”).  We accepted for cancellation, Eligible Options to purchase 5,241,700 shares of GCI Class A common stock from 166 Participants, representing approximately 86% of the options eligible for exchange in the offer with a fair value of $6.2 million as of the date of the exchange.  We issued 1,908,890 shares of Restricted Stock to Participants, with a fair value of $7.1 million as of the date of the exchange, in each case, in accordance with the terms of the Exchange Offer.

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

(Continued)

GENERAL COMMUNICATION, INC.
 Notes to Consolidated Financial Statements

equal to 100% of the fair value of the eligible options exchanged for shares of Restricted Stock, or (ii) a number of shares of Restricted Stock equal to 40% of the number of shares issuable pursuant to the eligible options surrendered.

The exchange of stock options for Restricted Stock was treated as a modification of the stock options.  The remaining unamortized stock compensation expense related to the original options will continue to be amortized over the vesting period of the Restricted Stock.  The compensation expense for the incremental difference between the fair value of the Restricted Stock and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the Restricted Stock.  The incremental share-based compensation expense related to the modification, net of estimated forfeitures, is $940,000, of which $378,000 and $122,000 was expensed in the years ending December 31, 2010 and 2009, respectively.  We used a lattice model to value the options exchanged for Restricted Stock for purposes of determining our incremental share-based compensation expense.

Employee Stock Purchase Plan
In 1986, we adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. The GCI 401(k) Plan permits each employee who has completed one year of service to elect to participate. Eligible employees could elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $16,500 during the year ended December 31, 2010.  Contributions may be made on either a pretax or Roth basis.

Eligible employees were allowed to make catch-up contributions of no more than $5,500 during the year ended December 31, 2010 and will be able to make such contributions limited to $5,500 during the year ended December 31, 2011. We do not match employee catch-up contributions.

We may match up to 100% of employee salary reductions in any amount, decided by GCI’s Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2010, the combination of employee and matching contributions (pre-tax contributions and Roth basis) could not exceed the lesser of 100 percent of an employee’s compensation or $33,000 excluding catch-up contributions. For the year ended December 31, 2009, the combination of pre-tax contributions, after tax contributions and matching contributions could not exceed the lesser of 100 percent of an employee’s compensation or $49,000 excluding catch-up contributions.

Employee contributions receive up to 100% matching and employees self-direct their matching investment. Our matching contributions allocated to participant accounts totaled $6.9 million, $6.2 million, and $5.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2010, 2009 and 2008.

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

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Managed Broadband - We offer data services to rural school districts, hospitals and health clinics through our SchoolAccess® and ConnectMD® initiatives and managed video conferencing.

Regulated Operations - We offer voice and data services to residential, business, and governmental customers in areas of rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 are allocated to our segments using segment margin for the years ended December 31, 2009, 2008 and 2007, respectively.  Bad debt expense for the years ended December 31, 2010, 2009 and 2008 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the years ended December 31, 2010, 2009 and 2008, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in note 1.  Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the years ended December 31, 2010 2009 and 2008 follows (amounts in thousands):

	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$-	-	5,442	-	176	5,618
External	342,898	107,227	128,458	49,962	22,705	651,250
Total revenues	342,898	107,227	133,900	49,962	22,881	656,868
Cost of Goods Sold:
Intersegment	-	600	2,515	-	176	3,291
External	104,481	25,030	59,885	14,012	4,409	207,817
Total Cost of Goods Sold	104,481	25,630	62,400	14,012	4,585	211,108
Contribution:
Intersegment	-	(600)	2,927	-	-	2,327
External	238,417	82,197	68,573	35,950	18,296	443,433
Total contribution	238,417	81,597	71,500	35,950	18,296	445,760
Less SG&A	127,130	33,566	38,838	17,338	11,936	228,808
Plus share-based compensation	3,361	1,598	1,117	651	6	6,733
Plus non-cash contribution expense	(81)	(41)	(24)	(14)	-	(160)
Plus accretion	149	71	43	26	-	289
Adjusted EBITDA	$114,716	50,259	30,871	19,275	6,366	221,487

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

2009
Revenues:
Intersegment	$-	419	5,729	-	192	6,340
External	294,925	122,072	110,135	44,875	23,804	595,811
Total revenues	294,925	122,491	115,864	44,875	23,996	602,151
Cost of Goods Sold:
Intersegment	419	600	2,694	-	192	3,905
External	96,894	27,253	52,245	11,135	6,149	193,676
Total Cost of Goods Sold	97,313	27,853	54,939	11,135	6,341	197,581
Contribution:
Intersegment	(419)	(181)	3,035	-	-	2,435
External	198,031	94,819	57,890	33,740	17,655	402,135
Total contribution	197,612	94,638	60,925	33,740	17,655	404,570
Less SG&A	112,883	38,348	35,363	14,450	11,627	212,671
Plus share-based compensation	1,145	891	549	219	-	2,804
Plus non-cash contribution expense	294	201	98	47	-	640
Adjusted EBITDA	$86,587	57,563	23,174	19,556	6,028	192,908

2008
Revenues:
Intersegment	$84	916	5,808	-	157	6,965
External	255,632	153,821	114,660	37,047	14,282	575,442
Total revenues	255,716	154,737	120,468	37,047	14,439	582,407
Cost of Goods Sold:
Intersegment	656	685	2,821	125	97	4,384
External	89,853	40,326	59,480	10,265	3,134	203,058
Total Cost of Goods Sold	90,509	41,011	62,301	10,390	3,231	207,442
Contribution:
Intersegment	(572)	231	2,987	(125)	60	2,581
External	165,779	113,495	55,180	26,782	11,148	372,384
Total contribution	165,207	113,726	58,167	26,657	11,208	374,965
Less SG&A	110,364	43,057	36,191	13,132	7,562	210,306
Plus share-based compensation	2,891	2,443	1,392	552	-	7,278
Plus non-cash contribution expense	199	177	76	28	-	480
Plus non-controlling interest	661	589	253	-	-	1,503
Plus other expense	(217)	-	-	-	-	(217)
Adjusted EBITDA	$58,949	73,647	20,710	14,230	3,586	171,122

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Years Ended December 31,	2010	2009	2008
Reportable segment revenues	$656,868	602,151	582,407
Less intersegment revenues eliminated in consolidation	5,618	6,340	6,965
Consolidated revenues	$651,250	595,811	575,442

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income tax expense follows (amounts in thousands):

Years Ended December 31,	2010	2009	2008
Reportable segment Adjusted EBITDA	$221,487	192,908	171,122
Less depreciation and amortization expense	(126,114)	(123,362)	(114,369)
Less share-based compensation expense	(6,733)	(2,804)	(7,278)
(Less) plus non-cash contribution expense	160	(640)	(480)
Less net loss attributable to non-controlling interest	-	-	(1,503)
Less accretion expense	(289)	-	-
Plus other expense	-	-	217
Consolidated operating income	88,511	66,102	47,709
Less other expense, net	(70,068)	(58,650)	(50,004)
Consolidated income (loss) before income tax expense	$18,443	7,452	(2,295)

Assets at December 31, 2010, 2009 and 2008 and capital expenditures for the years ended December 31, 2010, 2009 and 2008 are not allocated to reportable segments as our Chief Operating Decision Maker does not review a balance sheet or capital expenditures by segment to make decisions about resource allocations or to evaluate segment performance.

We did not have any major customers for the year ended December 31, 2010. We earned revenues included in the Network Access segment from a major customer for the years ended December 31, 2009 and 2008, net of discounts, of $64.5 million and $65.0 million, respectively. As a percentage of total revenues, our major customer’s revenues totaled 11% for the years ended December 31, 2009 and 2008.

(11)	Related Party Transactions
We entered into a long-term capital lease agreement in 1991 with the wife of our President and CEO for property occupied by us. The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased $1.3 million to record the extension of this capital lease. The amended lease terminates on September 30, 2026.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended effective January 1, 2002, February 25, 2005 and December 27, 2010.  The lease term is month-to-month and may be terminated at any time upon one hundred and twenty days written notice. The monthly lease rate is $75,000. Upon signing the lease, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 100,000 shares were exercised during the year ended December 31, 2006 and the remaining 150,000 shares expired on March 31, 2010.  We paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us upon the earlier of six months after the agreement terminates, or nine months after the date of a termination notice.  In December 2010 we paid $350,000 to the lessor for the right to return the aircraft to the lessor in the same condition it was in on December 27, 2010.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

(12)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements. Many of our leases are for multiple years and contain renewal options.  Rental costs, including immaterial amounts of contingent rent expense, under such arrangements amounted to $31.0 million, $29.5 million and $35.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2011	$21,435	11,672
2012	17,614	11,732
2013	16,312	11,742
2014	14,653	11,752
2015	13,764	11,761
2016 and thereafter	67,515	78,471
Total minimum lease payments	$151,293	137,130
Less amount representing interest		45,965
Less current maturity of obligations under capital leases		5,136
Long-term obligations under capital leases, excluding current maturity		$86,029

The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Several of our leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense. We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Operating Leases as Lessor and IRU Revenue
We enter into lease or service arrangements for IRU capacity on our fiber optic cable systems with third parties and for many of these leases or service arrangements, we received up-front cash payments.  We have $50.1 million and $52.9 million in deferred revenue at December 31, 2010 and 2009 respectively, representing cash received from customers for which we will recognize revenue in the future.  The arrangements under operating lease or service arrangements expire on various dates through 2029.  The revenue will be recognized over the term of the agreements.

A summary of minimum future lease or service arrangement cash receipts including IRUs and the provision of certain other service are as follows (amounts in thousands):

Years ending December 31,
2011	$6,741
2012	6,697
2013	6,628
2014	6,140
2015	5,005
2016 and thereafter	38,042
Total minimum future service revenues	$69,253

The cost of assets that are leased to customers is $256.2 million and $251.5 million as of December 31, 2010 and 2009, respectively.  The carrying value of assets leased to customers is $159.4 million and $166.2 million as of December 31, 2010 and 2009, respectively.

Letters of Credit
We have letters of credit totaling $2.7 million outstanding under our amended Senior Credit Facility as follows:
•	$2.4 million to secure payment of certain access charges associated with our provision of telecommunications services within the State of Alaska,
•	$249,000 to meet obligations associated with our insurance arrangements, and
•	$100,000 to secure right of way access.

Wireless Service Equipment Obligation
We have entered into an agreement to purchase hardware, software, and equipment capable of providing wireless service to small markets in rural Alaska as a reliable substitute for standard wire line service.  The agreement has a total remaining commitment of $4.8 million.  We paid $2.9 million, $5.2 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, and expect to pay $284,000 and $4.5 million during the years ended December 31, 2011, and 2012, respectively.

Guaranteed Service Levels
Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

Self-Insurance
Through December 31, 2010, we were self-insured for losses and liabilities related primarily to health and welfare claims up to $200,000 per incident and $2.0 million per lifetime per beneficiary above which third party insurance applied.  Effective January 1, 2011, these limits are $500,000 per incident and $2.0 million per lifetime.  A reserve of $1.6 million and $1.1 million was recorded at December 31, 2010 and 2009, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims. We are self-insured up to $500,000 per incident for losses and liabilities related to workers’ compensation claims and have an insurance policy for any losses in excess of $500,000 per incident.  A reserve of $1.8 million and $72,000 was recorded at December 31, 2010 and 2009, respectively, to cover estimated reported losses and estimated expenses for investigating and settling claims.  $1.3 million was included in this reserve for the year ended December 31, 2010 for the GCI-owned aircraft accident further discussed below.  Actual losses will vary from the recorded reserves. While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect, at this time, that the resolution of them will have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC’s Office of Inspector General initiated an investigation regarding Alaska DigiTel’s compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates.  On January 18, 2011, we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and grants us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, of which $154,000, $661,000 and $741,000 was recognized in selling, general and administrative expense in the Statement of Operations in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of any potential claims related to the accident.

Universal Service
The USF pays ETCs to support the provision of local service in high cost areas. Under FCC regulations and RCA orders, we are an authorized competitive ETC for purposes of providing wireless and wireline telephone service in Anchorage, Juneau, Fairbanks, and the Matanuska Telephone Association study area (which includes the Matanuska-Susitna Valley) and other less populated areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer wireline and wireless local services, and our revenue for providing local services in these areas would be materially adversely affected.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

On May 1, 2008, the FCC issued an order adopting the recommendation of the Federal State Joint Board on Universal Service to impose a state-by-state interim cap on high cost funds to be distributed to competitive ETCs.  As part of the revised policy, the FCC adopted a limited exception from the cap for competitive ETCs serving tribal lands or Alaska Native regions.  While the operation of the cap has generally reduced the high cost fund amounts available to competitive ETCs as new competitive ETCs are designated and as existing competitive ETCs acquire new customers, providers like us who serve tribal lands or Alaska Native regions were provided some relief.  On March 5, 2009, the FCC issued an additional order waiving a previously adopted limitation to the exception, the result of which was to provide uncapped support for all lines served by competitive ETCs for tribal lands or Alaska Native regions during the time the interim cap is in effect.  The uncapped support for tribal lands or Alaska Native regions and the cap for all other regions will be in place until the FCC takes action on proposals for long term reform.

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a 10-year period.  On April 21, 2010, the FCC initiated a proceeding to consider interim and long-term USF reforms, including a five-year phase-out of support to competitive ETCs.  On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking to consider adopting reforms to its high cost support program, including, among other things, the proposed competitive ETC phase-out and ways to fund and distribute support for broadband services.  We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by the reduction of USF support.

Cable Service Rate Reregulation
Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2010, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. The Juneau system serves 7% of our total basic service subscribers at December 31, 2010.

Alaska Wireless Contingent Payment
On July 1, 2008 we completed the acquisition of all of the ownership interests in Alaska Wireless.  We made an initial payment on the acquisition date and an additional payment of $5.2 million in February 2010 that was contingent on the achievement of certain financial conditions.  The commitment was accrued at December 31, 2009.

Code Division Multiple Access (“CDMA”) Network Expansion
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

TERRA-Southwest
In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, UUI’s application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, TERRA-Southwest (“TERRA-SW”) will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, will be made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award will fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI started construction on TERRA-SW in 2010 and expects to complete the project in 2012 or earlier if possible.

(Continued)

GENERAL COMMUNICATION, INC.
Notes to Consolidated Financial Statements

(13)	Non-controlling Interest
On January 1, 2009 we adopted ASC Topic 810-10-65-1, “Consolidation” (formerly SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51”).  As a result of the required retrospective application of the presentation and disclosure provisions, loss before income tax expense changed from $792 previously reported to $2,295 for the year ended December 31, 2008. Our loss previously reported was $1,869 and is now $3,372 for the year ended December 31, 2008.  There was no change in total stockholder’s equity as of December 31, 2008.  There were no adjustments to the consolidated statements of cash flows or basic or diluted EPS attributable to GCI for the year ended December 31, 2008.

(14)	Fourth Quarter Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 (amounts in thousands, except per share amounts):

2010	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$152,419	162,326	171,509	164,996
Operating income	$19,129	25,048	30,203	14,131
Net income (loss) attributable to GCI	$1,674	1,930	7,583	(2,232)
Basic net income (loss) attributable to GCI per common share	$0.03	0.04	0.14	(0.05)
Diluted net income (loss) attributable to GCI per common share	$0.03	0.04	0.14	(0.05)

2009
Total revenues	$148,689	148,796	150,816	147,510
Operating income	$13,512	18,559	20,730	13,301
Net income (loss) attributable to GCI	$354	2,564	4,336	(3,738)
Basic net income (loss) attributable to GCI per common share	$0.01	0.05	0.08	(0.07)
Diluted net income (loss) attributable to GCI per common share	$0.00	0.05	0.08	(0.07)

During the fourth quarter of 2009, we recognized $1.9 million in interest expense resulting from the write-off of the original issue discount on our Senior Credit Facility, our interest expense increased $1.0 million due to the issuance of $425.0 million in additional Senior Notes, we recognized $1.0 million in interest expense resulting from the write-off of deferred loan costs on our Senior Credit Facility, we recorded an $862,000 adjustment to decrease wireless revenue to correct the accrual of wireless plan fee and usage revenue reported in prior quarters, and we recorded a $760,000 increase to the Allowance for Doubtful Receivables to reserve for a certain customer account receivable.

(15)	Subsequent Events
On January 18, 2011, we repaid $5.0 million of our outstanding long-term debt.  On February 15, 2011 and February 25, 2011, we borrowed $8.0 million and $5.0 million, respectively, under our amended Senior Credit Facility.  After consideration of these transactions, we have $44.3 million available for borrowing under our revolving credit facility.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007 (37)
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007 (36)
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan (33)
10.3	Westin Building Lease (3)
10.4	Duncan and Hughes Deferred Bonus Agreements (4)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (13)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (2)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (7)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (7)
10.25	Licenses: (3)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (29)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (12)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (8)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (8)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (8)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (8)

10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (9)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (9)
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997 (12)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (12)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (11)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (11)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (11)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (11)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (12)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (11)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (14)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (14)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (13)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (13)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (14)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (14)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (2)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (13)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (13)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (13)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (13)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (6)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (13)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (13)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (15)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (15)

10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (16) #
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom dated January 1, 1999. (17) #
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

10.155	Contract for Alaska Access Services between the Company and Verizon, dated January 1, 1993 (41) #
10.156	Third Amendment to Contract for Alaska Access Services between the Company and Verizon, dated February 27, 1998 (41) #
10.157	Fourth Amendment to Contract for Alaska Access Services between the Company and Verizon, dated January 1, 1999 (41) #
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
10.169
Fifteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated May 5, 2009 # (44)

10.170
Second Amended and Restated Credit Agreement dated as of January 29, 2010 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto (45)

10.171
Sixteenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated October 13, 2009 (46)

10.172
Seventeenth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI Communications Services, Inc. d/b/a Verizon Business Services (successor-in-interest to MCI Network Services, Inc., which was formally known as MCI WorldCom Network Services) dated December 8, 2009 #  (46)

10.173	Audit Committee Charter (as revised by the Board of Directors of General Communication, Inc. effective January 1, 2010) (47)
10.174	Nominating and Corporate Governance Committee Charter (as revised by the Board of Directors of General Communication, Inc. effective as of January 1, 2010) (47)
10.175
Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 29, 2010 # (47)

10.176	Stock Purchase Agreement between General Communication, Inc. and Arctic Slope Regional Corporation, an Alaska corporation, dated as of October 21, 2010 (48)
10.177	Description of Incentive Compensation Guidelines for Named Executive Officers (49)
10.178	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005 *
10.179
First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010 *

10.180
Tenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 24, 2010 # *

10.181
Eleventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 23, 2010 # *

10.182
Twelfth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated November 5, 2010 # *

10.183
Reorganization Agreement among General Communication, Inc., Alaska DigiTel, LLC, The Members of Alaska DigiTel, LLC, AKD Holdings, LLC and The Members of Denali PCS, LLC dated as of June 16, 2006 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) *

10.184
Second Amended and Restated Operating Agreement of Alaska DigiTel, LLC dated as of January 1, 2007 (We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) *

10.185	Amendment No. 2 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc. (50)
10.186	Amendment No. 3 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc. *
10.187
Amended Memorandum of Understanding dated effective as of January  26, 2006 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation *

10.188	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and the United States of America dated as of June 1, 2010 # *
14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)
18.1	Letter regarding change in accounting principle (39)
21.1	Subsidiaries of the Registrant *
23.1	Consent of Grant Thornton LLP (Independent Public Accountant for Company) *
23.2	Consent of KPMG LLP (Independent Public Accountant for Company) *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Additional Exhibits:
99.1	The Articles of Incorporation of GCI Communication Corp. (1)
99.2	The Bylaws of GCI Communication Corp. (1)
99.7	The Bylaws of GCI Cable, Inc. (10)
99.8	The Articles of Incorporation of GCI Cable, Inc. (10)
99.15	The Bylaws of GCI Holdings, Inc. (13)
99.16	The Articles of Incorporation of GCI Holdings, Inc. (13)
99.17	The Articles of Incorporation of GCI, Inc. (12)
99.18	The Bylaws of GCI, Inc. (12)
99.27	The Partnership Agreement of Alaska United Fiber System (15)
99.28	The Bylaws of Potter View Development Co., Inc. (19)
99.29	The Articles of Incorporation of Potter View Development Co., Inc. (19)
99.34	The Bylaws of GCI Fiber Communication, Co., Inc. (20)
99.35	The Articles of Incorporation of GCI Fiber Communication, Co., Inc. (20)

#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC.  Each omitted Confidential Portion is marked by three asterisks.

*	Filed herewith.

Exhibit Reference	Description
1	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
14	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.

18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
38	Incorporated by reference to the Company's Report on Form 8-K for the period May 2, 2008 filed May 8, 2008.

39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
41	Incorporated by reference to The Company's Report on Form 8-K for the period September 19, 2008 filed on September 22, 2008.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
43	Incorporated by reference to The Company's Report on Form 8-K for the period December 31, 2008 filed January 6, 2009.
44	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
45	Incorporated by reference to The Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
46	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 12, 2010.
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
48	Incorporated by reference to The Company's Report on Form 8-K for the period October 21, 2010 filed October 27, 2010.
49	Incorporated by reference to The Company's Report on Form 8-K for the period October 7, 2010 filed October 15, 2010.
50	Incorporated by reference to The Company’s Form SC TO-I dated August 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 1, 2011
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	March 14, 2011
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	March 1, 2011
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 1, 2011
Scott M. Fisher

/s/ William P. Glasgow	Director	March 7, 2011
William P. Glasgow

/s/ Mark W. Kroloff	Director	March 14, 2011
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	March 14, 2011
Stephen R. Mooney

/s/ James M. Schneider	Director	March 10, 2011
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	March 14, 2011
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer	March 14, 2011
Lynda L. Tarbath	(Principal Accounting Officer)