Form 10-Q
period 2011-06-30
GENERAL COMMUNICATION INC
filed 2011-08-09
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer”
and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's classes of common stock as of July 29, 2011 was:

42,576,671 shares of Class A common stock; and
3,176,491 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2011 (unaudited) and 2010 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (unaudited) and 2010 (unaudited)	7

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

Other items are omitted, as they are not applicable.

SIGNATURES		43

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	June 30,	December 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$25,869	33,070

Receivables	155,632	132,856
Less allowance for doubtful receivables	7,530	9,189
Net receivables	148,102	123,667

Deferred income taxes	10,145	10,145
Prepaid expenses	9,141	5,950
Inventories	6,523	5,804
Other current assets	3,734	3,940
Total current assets	203,514	182,576

Property and equipment in service, net of depreciation	766,051	798,278
Construction in progress	77,549	31,144
Net property and equipment	843,600	829,422

Cable certificates	191,635	191,635
Goodwill	73,932	73,932
Wireless licenses	25,967	25,967
Other intangible assets, net of amortization	16,435	17,717
Deferred loan and senior notes costs, net of amortization	13,418	13,661
Other assets	16,333	16,850
Total other assets	337,720	339,762
Total assets	$1,384,834	1,351,760

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$7,693	7,652
Accounts payable	39,496	35,589
Deferred revenue	18,160	17,296
Accrued payroll and payroll related obligations	20,792	22,132
Accrued interest	7,326	13,456
Accrued liabilities	12,910	12,557
Subscriber deposits	1,222	1,271
Total current liabilities	107,599	109,953

Long-term debt, net	830,595	779,201
Obligations under capital leases, excluding current maturities	81,433	84,144
Obligation under capital lease due to related party	1,890	1,885
Deferred income taxes	101,845	102,401
Long-term deferred revenue	56,645	49,175
Other liabilities	22,921	24,495
Total liabilities	1,202,928	1,151,254

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 42,762 and
44,213 shares at June 30, 2011 and December 31, 2010, respectively; outstanding 42,508 and 43,958 shares at June 30, 2011 and December 31, 2010, respectively	48,796	69,396
Class B. Authorized 10,000 shares; issued and
outstanding 3,176 and 3,178 shares at June 30, 2011 and December 31, 2010, respectively; convertible on a share-per-share basis into Class A common stock	2,683	2,677
Less cost of 254 and 255 Class A common shares
held in treasury at June 30, 2011 and December 31, 2010, respectively	(2,240)	(2,249)
Paid-in capital	39,532	37,075
Retained earnings	93,135	93,607
Total stockholders’ equity	181,906	200,506
Total liabilities and stockholders’ equity	$1,384,834	1,351,760

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Revenues	$168,089	162,326	332,866	314,745
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	57,314	51,754	111,070	100,661
Selling, general and administrative expenses	57,697	54,704	116,590	107,961
Depreciation and amortization expense	30,632	30,820	62,352	61,946
Operating income	22,446	25,048	42,854	44,177

Other income (expense):
Interest expense (including amortization of deferred
loan fees)	(17,294)	(17,729)	(34,746)	(35,409)
Loss on extinguishment of debt	(9,111)	-	(9,111)	-
Interest income	4	76	8	137
Other	(9)	-	(33)	-
Other expense, net	(26,410)	(17,653)	(43,882)	(35,272)
Income (loss) before income tax (expense) benefit	(3,964)	7,395	(1,028)	8,905
Income tax (expense) benefit	2,007	(5,465)	556	(5,301)

Net income (loss)	$(1,957)	1,930	(472)	3,604

Basic net income (loss) per Class A common share	$(0.04)	0.04	(0.01)	0.07

Basic net income (loss) per Class B common share	$(0.04)	0.04	(0.01)	0.07

Diluted net income (loss) per Class A common share	$(0.04)	0.04	(0.01)	0.07

Diluted net income (loss) per Class B common share	$(0.04)	0.04	(0.01)	0.07

See accompanying condensed notes to interim consolidated financial statements

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(472)	3,604
Adjustments to reconcile net income (loss) to net cash provided by operating activites:
Depreciation and amortization expense	62,352	61,946
Loss on extinguishment of debt	9,111	-
Deferred income tax expense (benefit)	(556)	5,301
Share-based compensation expense	2,840	2,446
Other noncash income and expense items	4,563	3,824
Change in operating assets and liabilities	(27,996)	(6,434)
Net cash provided by operating activities	49,842	70,687
Cash flows from investing activities:
Purchases of property and equipment	(71,892)	(41,943)
Purchases of other assets and intangible assets	(3,247)	(1,694)
Purchase of businesses, net of cash received	-	(5,545)
Purchase of marketable securities	-	(182)
Proceeds from sale of marketable securities	-	178
Other	233	-
Net cash used in investing activities	(74,906)	(49,186)
Cash flows from financing activities:
Issuance of 2021 Notes	325,000	-
Borrowing on Senior Credit Facility	68,000	-
Purchase of treasury stock to be retired	(21,390)	(1,306)
Repayment of debt and capital lease obligations	(348,873)	(4,824)
Payment of Senior Notes call premiums	(4,728)	-
Issuance of other long-term debt	2,841	4,532
Payment of debt issuance costs	(3,272)	(2,182)
Other	285	98
Net cash provided by (used in) financing activities	17,863	(3,682)
Net increase (decrease) in cash and cash equivalents	(7,201)	17,819
Cash and cash equivalents at beginning of period	33,070	48,776
Cash and cash equivalents at end of period	$25,869	66,595

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, filed with the SEC on March 15, 2011 as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

(c)	Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” which amends current guidance to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on our statement of operations, financial position or cash flows.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(d)	Recently Adopted Accounting Pronouncements
FASB ASU 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The adoption of ASU 2009-13 on January 1, 2011, did not have a material impact on our statement of operations, financial position or cash flows.

Under ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired.  The adoption of ASU 2010-28 on January 1, 2011, did not have a material impact on our statement of operations, financial position or cash flows.

ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The adoption of ASU 2010-29 on January 1, 2011, did not have a material impact on our statement of operations, financial position, cash flows or related disclosures.

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

We compute net income (loss) per share of Class A and Class B common stock using the “two class” method.  Therefore, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The computation of the dilutive net income (loss) per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income (loss) per share of Class B common stock does not assume the conversion of those shares. Additionally in applying the “two-class” method, undistributed earnings (losses) are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Undistributed earnings (losses) for each year are allocated based on the contractual participation rights of Class A and Class B common shares as if the earnings (losses) for the year had been distributed.  In accordance with our Articles of Incorporation which provide that, if and when dividends are declared on our common stock in accordance with Alaska corporate law, equivalent dividends shall be paid with respect to the shares of Class A and Class B common stock. Both classes of common stock have identical dividend rights and would therefore share equally in our net assets in the event of liquidation. As such, we have allocated undistributed earnings (losses) on a proportionate basis.

Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2011		2010
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings (losses)	$(1,823)	(134)	$1,818	112

Denominator:
Weighted average common shares outstanding	43,098	3,178	51,489	3,185
Basic net income (loss) per share	$(0.04)	(0.04)	$0.04	0.04

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings (losses) for basic computation	$(1,823)	(134)	$1,818	112
Reallocation of undistributed earnings (losses) as a result of conversion of Class B to Class A shares	(134)	-	112	-
Net income (loss) adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$(1,957)	(134)	$1,930	112

Denominator:
Number of shares used in basic computation	43,098	3,178	51,489	3,185
Conversion of Class B to Class A common shares outstanding	3,178	-	3,185	-
Unexercised stock options	-	-	71	-
Number of shares used in per share computations	46,276	3,178	54,745	3,185
Diluted net income (loss) per share	$(0.04)	(0.04)	$0.04	0.04

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Six Months Ended
	June 30,
	2011		2010
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of undistributed earnings (losses)	$(440)	(32)	$3,394	210

Denominator:
Weighted average common shares outstanding	43,536	3,178	51,534	3,185
Basic net income (loss) per share	$(0.01)	(0.01)	$0.07	0.07

Diluted net income (loss) per share:
Numerator:
Allocation of undistributed earnings (losses) for basic computation	$(440)	(32)	$3,394	210
Reallocation of undistributed earnings (losses) as a result of conversion of Class B to Class A shares	(32)	-	210	-
Reallocation of undistributed earnings (losses) as a result of conversion of Class B to Class A shares outstanding	-	(5)	-	-
Effect of share based compensation that may be settled in cash or shares	(75)	-	-	-
Net income (loss) adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$(547)	(37)	$3,604	210

Denominator:
Number of shares used in basic computation	43,536	3,178	51,534	3,185
Conversion of Class B to Class A common shares outstanding	3,178	-	3,185	-
Unexercised stock options	-	-	67	-
Number of shares used in per share computations	46,714	3,178	54,786	3,185
Diluted net (loss) income per share	$(0.01)	(0.01)	$0.07	0.07

Weighted average shares associated with outstanding share awards for the three and six months ended June 30, 2011 and 2010, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Shares associated with anti-dilutive unexercised stock options	36	1,077	14	1,053
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	515	233	524	233

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Additionally, 50,000 weighted average shares associated with contingent awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2011 because the contingencies of these awards have not been met at June 30, 2011.

(g)	Common Stock
Following are the changes in issued common stock for the six months ended June 30, 2011 and 2010 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2009	51,899	3,186
Class B shares converted to Class A	1	(1)
Shares issued upon stock option exercises	24	-
Share awards issued	188	-
Shares retired	(132)	-
Other	(2)	-
Balances at June 30, 2010	51,978	3,185

Balances at December 31, 2010	44,213	3,178
Class B shares converted to Class A	2	(2)
Shares issued upon stock option exercises	37	-
Share awards issued	416	-
Shares retired	(1,881)	-
Other	(25)	-
Balances at June 30, 2011	42,762	3,176

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

Under the stock buyback program, we repurchased 1.2 million and 171,000 shares of our Class A and B common stock at a cost of $14.1 million and $1.0 million, during the three months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 and 2010 we repurchased 1.9 million and 224,000 shares of our Class A and B common stock at a cost of $21.1 million and $1.3 million, respectively.  The cost of the repurchased common stock reduced Common Stock on our Consolidated Balance Sheets.  The 2011 repurchases reduced the amount available under the stock buyback program to $114.4 million at June 30, 2011.  The repurchased stock was constructively retired as of June 30, 2011.

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

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)
(h)      Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost area program support, share-based compensation, inventory reserves, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods Sold (exclusive of depreciation and amortization) and the accrual of contingencies and litigation. Actual results could differ from those estimates.

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

(i)       Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges reported on a gross basis in our Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Surcharges reported gross	$1,376	1,416	2,800	2,751

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Six month period ended June 30,	2011	2010
Increase in accounts receivable	$(27,245)	(7,534)
Increase in prepaid expenses	(3,191)	(2,903)
(Increase) decrease in inventories	(719)	3,609
Decrease in other current assets	206	314
Decrease in other assets	1,857	1,022
Increase in accounts payable	2,361	867
Increase in deferred revenues	864	1,040
Decrease in accrued payroll and payroll related obligations	(1,559)	(2,893)
Increase in accrued liabilities	134	3,472

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Decrease in accrued interest	(6,130)	(1,393)
Decrease in subscriber deposits	(49)	(191)
Increase (decrease) in long-term deferred revenue	7,470	(1,282)
Decrease in components of other long-term liabilities	(1,995)	(562)
	$(27,996)	(6,434)

The following items are for the six months ended June 30, 2011 and 2010 (amounts in thousands):

Net cash paid or received:	2011	2010
Interest paid, net of amounts capitalized	$40,614	35,740
Income tax refund received	$-	1,163

The following items are non-cash investing and financing activities for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	2011	2010
Non-cash additions for purchases of property and equipment	$9,388	5,842
Asset retirement obligation additions to property and equipment	$123	570
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$294	-
Write-off of original issue discount on 2014 Notes	$1,530	-

(3)     Intangible Assets
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization expense	$1,583	1,586	3,156	3,297

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2011	$5,877
2012	4,059
2013	3,001
2014	2,141
2015	1,414

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(4)	Long-Term Debt

2021 Notes
On May 20, 2011 (“Closing Date”), GCI, Inc. our wholly-owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 6 3/4% Senior Notes due 2021 (“2021 Notes”) at an issue price of 100% to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), and to persons outside the United States in accordance with Regulation S under the Securities Act.  We used the net proceeds from this offering to repay and retire all $320.0 million of our outstanding senior unsecured notes due 2014 (“2014 Notes”).

The 2021 Notes mature on June 1, 2021.  Semi-annual interest payments are payable on June 1 and December 1, beginning on December 1, 2011.  The 2021 Notes are carried on our Consolidated Balance Sheet.

The 2021 Notes are senior unsecured obligations which rank equally in right of payment with our existing and future senior unsecured debt, including our 8 5/8% Senior Notes due 2019, and senior in right of payment to all future subordinated indebtedness.

The 2021 Notes were issued pursuant to an Indenture, dated as of the Closing Date, between us and Union Bank, N.A., as trustee.

We are not required to make mandatory sinking fund payments with respect to the 2021 Notes.

Upon the occurrence of a change of control, each holder of the 2021 Notes will have the right to require us to purchase all or any part (equal to $1,000 or an integral multiple thereof, except that no 2021 Note will be purchased in part if the remaining portion thereof would not be at least $2,000) of such holder’s 2021 Notes at a purchase price equal to 101% of the principal amount of such 2021 Notes, plus accrued and unpaid interest on such 2021 Notes, if any.  If we or certain of our subsidiaries engage in asset sales, we must generally either invest the net cash proceeds from such sales in our business within a period of time, prepay debt under any outstanding credit facility, or make an offer to purchase a principal amount of the 2021 Notes equal to the excess net cash proceeds, with the purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

The covenants in the Indenture restrict GCI, Inc. and certain of its subsidiaries from incurring additional debt, but permits debt under the Senior Credit Facility and vendor financing as long as our leverage ratio, as defined, does not exceed 5.5 to one; or enter into sale and leaseback transactions; pay dividends or distributions on capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  These covenants are subject to a number of limitations and exceptions, as further described in the Indenture.

On July 7, 2011, GCI, Inc. launched an exchange offer pursuant to which it offered new 2021 Notes identical to the original notes except that the new 2021 Notes will have been registered under the Securities Act.  The exchange offer is expected to close on or about August 13, 2011.

We paid closing costs totaling $3.5 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2021 Notes. We recorded a $9.1 million Loss on Extinguishment of Debt on our Consolidated Statement of Operations.  Included in the loss was $2.9 million in unamortized deferred loan costs, $1.5 million for the unamortized portion of the original issue discount and $4.7 million in call premium payments to redeem our 2014 Notes.

Senior Credit Facility
In June 2011, GCI Holdings, Inc. (“Holdings”), our wholly owned subsidiary, entered into an Add-On Term Loan Supplement No. 1 (“Supplement No. 1”) to our Senior Credit Facility. The Supplement No. 1 provided for an additional $25.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $20.0 million of the loan

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

proceeds to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $5.0 million was used for general corporate purposes.

Our Senior Credit Facility, which includes the Supplement No. 1 as discussed above, includes a $25.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  A total of $63.0 million is outstanding as of June 30, 2011.  The term loan is fully drawn as of June 30, 2011.  Under the revolving portion of the Senior Credit Facility, we have borrowed $38.0 million and have $2.7 million of letters of credit outstanding, which leaves $34.3 million available for borrowing as of June 30, 2011.  The Senior Credit Facility will mature on January 29, 2015.

(5)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at June 30, 2011 and December 31, 2010 follow (amounts in thousands):

	June 30,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$921,611	957,100	872,882	908,286
Other liabilities	79,242	78,372	73,309	72,065

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of our 2021 Notes, 2019 Notes, 2014 Notes, Rural Utilities Service (“RUS”) debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our Senior Credit Facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 were as follows (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Fair Value Measurement at Reporting Date Using
June 30, 2011 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,713	-	-
Total assets at fair value	$1,713	-	-

December 31, 2010 Assets
Deferred compensation plan assets (mutual funds)	$1,678	-	-
Total assets at fair value	$1,678	-	-

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

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 was $2.84 per share.  There were no options granted during the six months ended June 30, 2011. The total fair value of options vesting during the six months ended June 30, 2011 and 2010 was $97,000 and $82,000, respectively.

The following is a summary of our share-based compensation expense for the six months ended June 30, 2011 and 2010 (in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	2011	2010
Employee share-based compensation expense	$2,968	2,285
Adjustment to fair value of liability classified awards	(128)	161
Total share-based compensation expense	$2,840	2,446

Share-based compensation expense is classified as selling, general and administrative expense in our Consolidated Statement of Operations.  Unrecognized share-based compensation expense was $6.4 million relating to 2.5 million restricted stock awards and $490,000 relating to 308,000 unvested stock options as of June 30, 2011.  We expect to recognize share-based compensation expense over a weighted average period of 1.3 years for stock options and restricted stock awards.

A summary of option activity under the Stock Option Plan for the six months ended June 30, 2011 follows (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2010	1,249	$7.08
Exercised	(37)	$7.66
Outstanding at June 30, 2011	1,212	$7.06	3.9 years	$6,082
Exercisable at June 30, 2011	904	$7.32	2.6 years	$4,309

A summary of nonvested restricted stock award activity under the Stock Option Plan for the six months ended June 30, 2011, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2010	2,196	$5.29
Granted	417	$12.30
Vested	(121)	$12.31
Forfeited	(12)	$6.61
Nonvested at June 30, 2011	2,480	$6.12

At June 30, 2011, 3.8 million shares were available for grant under the Stock Option Plan.

The total intrinsic values, determined as of the date of exercise, of options exercised during the six months ended June 30, 2011 and 2010 were $155,000 and $48,000, respectively. We received $285,000 and $111,000 in cash from stock option exercises during the six months ended June 30, 2011 and 2010, respectively.

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the six months ended June 30, 2010 and 2011 (share amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	150	$6.50
Options forfeited and retired	(150)	$6.50
Outstanding at June 30, 2010 and 2011	-
Available for grant at June 30, 2011	-

In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and Chief Executive Officer.  The lease was amended several times, most recently on May 9, 2011.  Upon signing the lease in January 2001, the lessor was granted an option to purchase 250,000 shares of GCI Class A common stock at $6.50 per share, of which 100,000 shares were exercised during the year ended December 31, 2006 and the remaining 150,000 shares expired on March 31, 2010.

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are allocated to our segments using segment margin for the years ended December 31, 2010 and 2009, respectively.  Bad debt expense for the three and six months ended June 30, 2011 and 2010 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and six months ended June 30, 2011 and 2010, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

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

Summarized financial information for our reportable segments for the three and six months ended June 30, 2011 and 2010 follows (amounts in thousands):
Three months ended June 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2011
Revenues:
Intersegment	$-	-	1,416	-	44	1,460
External	88,554	25,151	34,216	14,639	5,529	168,089
Total revenues	$88,554	25,151	35,632	14,639	5,573	169,549
Adjusted EBITDA	$28,258	12,344	7,401	5,709	1,221	54,933

2010
Revenues:
Intersegment	$-	(5)	1,326	-	48	1,369
External	87,149	27,112	32,071	10,387	5,607	162,326
Total revenues	$87,149	27,107	33,397	10,387	5,655	163,695
Adjusted EBITDA	$31,255	13,187	8,044	3,148	1,717	57,351

Six months ended June 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2011
Revenues:
Intersegment	$-	-	2,825	-	113	2,938
External	176,971	50,248	66,045	28,634	10,968	332,866
Total revenues	$176,971	50,248	68,870	28,634	11,081	335,804
Adjusted EBITDA	$56,651	24,224	14,063	11,420	1,921	108,279

2010
Revenues:
Intersegment	$-	1	2,656	-	88	2,745
External	167,517	53,295	59,794	22,472	11,667	314,745
Total revenues	$167,517	53,296	62,450	22,472	11,755	317,490
Adjusted EBITDA	$57,207	25,178	14,401	8,063	3,560	108,409

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reportable segment revenues	$169,549	163,695	335,804	317,490
Less intersegment revenues eliminated in consolidation	1,460	1,369	2,938	2,745
Consolidated revenues	$168,089	162,326	332,866	314,745

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reportable segment Adjusted EBITDA	$54,933	57,351	108,279	108,409
Less depreciation and amortization expense	(30,632)	(30,820)	(62,352)	(61,946)
Less share-based compensation expense	(1,670)	(1,643)	(2,840)	(2,446)
Plus other expense	9	160	33	160
Less accretion expense	(194)	-	(266)	-
Consolidated operating income	22,446	25,048	42,854	44,177
Less other expense, net	(26,410)	(17,653)	(43,882)	(35,272)
Consolidated income (loss) before income tax (expense) benefit	$(3,964)	7,395	(1,028)	8,905

(8)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, of which $154,000, $661,000 and $741,000 were recognized in selling, general and administrative expense in the income statements in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of the total potential claims related to the accident.

TERRA-Southwest
In January 2010 the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, this project, called TERRA-Southwest (“TERRA-SW”), will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, is made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award funds backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI started construction on TERRA-SW in 2010 and expects to complete the project in 2012 or earlier if possible.  We have borrowed $2.8 million in loan funds, leaving $41.4 million remaining loan funds available as of June 30, 2011 for our TERRA-SW project.  We have received $2.8 million in grant funds, leaving $41.2 million remaining grant funds available as of June 30, 2011 for our TERRA-SW project.

Universal Service
On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a ten year period. On April 21, 2010, the FCC initiated a proceeding to consider interim and long-term USF reforms, including a five year phase-out of support to competitive ETCs. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking to consider adopting reforms to its high cost support program, including, among other things, the proposed competitive ETC phase-out and ways to fund and distribute support for broadband services.  More recently, a number of industry consensus plans have been proposed to the FCC that would substantially change the methodology for distributing USF high cost support, as well as the access charge regime.  We cannot predict at this time the outcome of this proceeding, the prospects for adoption of these or other reforms, the effect on high cost support available to us, or how our access charge revenues and payments would be affected; however, our revenue for providing wireline and wireless local services in these areas would be materially adversely affected by the reduction of USF support.

(9)     Related Party Transaction
In January 2001 we entered into an aircraft operating lease agreement with a company owned by our President and CEO. The lease was amended several times, most recently on May 9, 2011.  The amended lease agreement added the lease of a second aircraft.  The lease term of the original aircraft may be terminated at any time upon 90 days written notice. The monthly lease rate of the original aircraft is $45,000. The lease term of the second aircraft may be terminated at any time upon 12 months’ written notice. The monthly lease rate of the second aircraft is $132,000.  In 2001, we paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us no later than six months after the agreement terminates.

(10)	Subsequent Events
On July 22, 2011, Holdings entered into an Add-On Term Loan Supplement No. 2 (“Supplement No. 2”) to our Senior Credit Facility. The Supplement No. 2 provided for an additional $25.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $15.0 million to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $10.0 million was used for general corporate purposes.

On July 20, 2011, we borrowed an additional $5.4 million under the loan portion of the TERRA-SW RUS award and received an additional $5.4 million under the grant portion of the award.  After consideration of these transactions, we have $36.0 million and $35.8 million in loan and grant funds available, respectively.

PART I.
ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the following discussion, General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost area program support, share-based compensation, reserve for future customer credits, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense ("Cost of Goods Sold")), depreciation, and contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

The national economy continues to see persistent unemployment and slow economic growth and even once stabilized is not expected to return quickly to a period of strong growth.  Should the national economy deteriorate further, it could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time. The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term. This cash reserve is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product. The majority of our revenue is driven by the strength of the Alaska economy which appears to have weathered the recessionary pressures relatively well to date. Nonetheless we cannot predict the impact the nation’s future economic situation may have on us in the future.

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a ten year period. On April 21, 2010, the FCC initiated a proceeding to consider interim and long-term USF reforms, including a five year phase-out of support to competitive ETCs. On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking to consider adopting reforms to its high cost support program, including, among other things, the proposed competitive ETC phase-out and ways to fund and distribute support for broadband services.  More recently, a number of industry consensus plans have been proposed to the FCC that would substantially change the methodology for distributing USF high cost support, as well as the access charge regime.  We cannot predict at this time the outcome of this proceeding, the prospects for adoption of these or other reforms, the effect on high cost support available to us, or how our access charge revenues and payments would be affected; however, our revenue for providing wireline and wireless local services in these areas would be materially adversely affected by the reduction of USF support.

In November 2010, Verizon Wireless (“Verizon”) acquired a license for 700 MHz wireless spectrum covering Alaska.  The license is conditional on Verizon meeting applicable build-out requirements no later than June 13, 2013.  We cannot predict the potential impact this new competition may have on us in the future.

In March 2011, AT&T, Inc. announced plans to acquire T-Mobile USA.  The acquisition is subject to regulatory approval which is currently underway.  Should the acquisition be completed, we do not expect the future net impact on us to be material.

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

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage			Percentage
	Three Months Ended		Change1	Six Months Ended		Change1
	June 30,		2011	June 30,		2011
	2011	2010	vs. 2010	2011	2010	vs. 2010
(Unaudited)
Statements of Operations Data:
Revenues:
Consumer segment	53%	54%	2%	53%	53%	6%
Network Access segment	15%	17%	(7%)	15%	17%	(6%)
Commercial segment	20%	20%	7%	20%	19%	10%
Managed Broadband segment	9%	6%	41%	9%	7%	27%
Regulated Operations segment	3%	3%	(1%)	3%	4%	(6%)
Total revenues	100%	100%	4%	100%	100%	6%
Selling, general and
administrative expenses	34%	34%	5%	35%	34%	8%
Depreciation and amortization
expense	18%	19%	(1%)	19%	20%	1%
Operating income	13%	15%	(10%)	13%	14%	(3%)
Other expense, net	16%	11%	50%	13%	11%	24%
Income (loss) before income tax (expense) benefit	(2%)	5%	(154%)	0%	3%	(112%)
Net income (loss)	(1%)	1%	(201%)	0%	1%	(113%)

1	Percentage change in underlying data.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. See note 7 to the accompanying consolidated financial statements for a reconciliation of Adjusted EBITDA to Consolidated Income (Loss) Before Income Taxes.

Three Months Ended June 30, 2011 (“second quarter of 2011”) Compared to Three Months Ended June 30, 2010 (“second quarter of 2010”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 4% from $162.3 million in the second quarter of 2010 to $168.1 million in the second quarter of 2011.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreases in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 11% from $51.8 million in the second quarter of 2010 to $57.3 million in the second quarter of 2011. Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 53% of second quarter of 2011 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Voice	$13,625	15,254	(11%)
Video	29,546	29,352	1%
Data	17,257	14,608	18%
Wireless	28,126	27,935	1%
Total Consumer segment revenue	$88,554	87,149	2%

Consumer segment Cost of Goods Sold represented 49% of second quarter of 2011 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Voice	$2,711	3,168	(14%)
Video	13,453	12,569	7%
Data	1,488	924	61%
Wireless	10,359	9,531	9%
Total Consumer segment Cost of Goods Sold	$28,011	26,192	7%

Consumer segment Adjusted EBITDA, representing 52% of second quarter of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Consumer segment Adjusted EBITDA	$28,258	31,255	(10%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	84,600	90,200	(6%)
Long-distance minutes carried (in millions)	23.2	26.7	(13%)
Total local access lines in service2	82,300	85,100	(3%)
Local access lines in service on GCI facilities2	75,900	77,100	(2%)
Video:
Basic subscribers3	126,900	131,200	(3%)
Digital programming tier subscribers4	77,400	80,600	(4%)
HD/DVR converter boxes5	87,700	86,500	1%
Homes passed	239,000	234,700	2%
Average monthly gross revenue per subscriber6	$76.47	$74.54	3%
Data:
Cable modem subscribers7	105,400	103,500	2%
Wireless:
Wireless lines in service8	126,400	119,000	6%
Average monthly gross revenue per subscriber9	$70.52	$75.07	(6%)

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

Consumer Segment Revenues
The decrease in voice revenue is primarily due to a $1.3 million or 30% decrease in USAC support.  We accrue estimated high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The decrease in USF high cost support is due to changes in the rates used to calculate our estimate and a decrease in the number of local subscribers.

The increase in data revenue is primarily due to a 17% increase in cable modem revenue to $15.1 million due to increased subscribers, rate increases in May and August 2010 and in May 2011 and our subscribers’ selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to the following:

•
A $1.4 million increase in USF high cost support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is due to changes in the rates used to calculate our estimate and an increase in the number of wireless subscribers; and

•	A $1.3 million increase in plan fee revenue to $10.6 million primarily due to an increase in the number of wireless subscribers and our subscribers’ selection of plans that offer more usage.

These increases are offset by the absence of a $2.9 million change in estimate for high cost support recorded in the second quarter of 2010.

Consumer Segment Cost of Goods Sold
The video Cost of Goods Sold increase is primarily due to increased channels offered to our subscribers, increased rates paid to programmers, increased costs associated with delivery of digital services offered through our HD/DVR converter boxes due to the increased number of boxes in service and increased video on demand sales.

The wireless Cost of Goods Sold increase is primarily due to a change in the allocation of network maintenance costs which resulted in an increase to our Consumer segment and a decrease to our Network Access, Commercial and Managed Broadband segments and increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.  As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility has provided to us a large block of wireless network usage at no charge that we use for roaming. We expect this block of minutes to expire in the first quarter of 2012 at which time we expect a material increase to our wireless Cost of Goods Sold estimated at $5.0 million to $6.0 million for the year ended December 31, 2012.

Consumer Segment Adjusted EBITDA
The decrease in Adjusted EBITDA is primarily due to increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment due to an increase in the 2010 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.  These decreases were partially offset by increased revenue as described above in "Consumer Segment Revenues.”

Network Access Segment Overview
Network Access segment revenue represented 15% of second quarter of 2011 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Voice	$5,441	7,176	(24%)
Data	15,023	15,823	(5%)
Wireless	4,687	4,113	14%
Total Network Access segment revenue	$25,151	27,112	(7%)

Network Access segment Cost of Goods Sold represented 11% of second quarter of 2011 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Voice	$3,131	3,216	(3%)
Data	3,164	2,855	11%
Wireless	281	308	(9%)
Total Network Access segment Cost of Goods Sold	$6,576	6,379	3%

Network Access segment Adjusted EBITDA, representing 23% of second quarter of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Network Access segment Adjusted EBITDA	$12,344	13,187	(6%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	187.5	201.3	(7%)
Data:
Total Internet service provider access lines in service1	1,600	1,700	(6%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to decreases in our average rate per minute on billable minutes carried for our common carrier customers, the transition of voice traffic to dedicated networks and a decrease in minutes carried. Voice revenue continues to decline as expected due to increased competition in the Network Access business. The increased competition will continue to compress the rates we may charge our customers and, therefore, we expect a continued decline in Network Access segment voice revenue.

Network Access Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to an increase in off-network capacity purchased by our common carrier customers.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to decreased revenues as described above in “Network Access Segment Revenues” and an increase in Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  These changes were partially off-set by a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2010 segment margin upon which the selling, general and administrative expense allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 20% of second quarter of 2011 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Voice	$7,340	8,448	(13%)
Video	2,936	2,639	11%
Data	21,518	18,831	14%
Wireless	2,422	2,153	12%
Total Commercial segment revenue	$34,216	32,071	7%

Commercial segment Cost of Goods Sold represented 30% of second quarter of 2011 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Voice	$3,622	3,902	(7%)
Video	549	532	3%
Data	11,681	9,712	20%
Wireless	1,080	951	14%
Total Commercial segment Cost of Goods Sold	$16,932	15,097	12%

Commercial segment Adjusted EBITDA, representing 13% of second quarter of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Second Quarter of		Percentage
	2011	2010	Change
Commercial segment Adjusted EBITDA	$7,401	8,044	(8%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	9,100	9,400	(3%)
Long-distance minutes carried (in millions)	28.0	29.4	(5%)
Total local access lines in service2	49,100	48,000	2%
Local access lines in service on GCI facilities2	25,600	20,600	24%
Data:
Cable modem subscribers3	11,000	10,800	2%
Wireless:
Wireless lines in service4	14,600	12,200	20%

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

Commercial Segment Revenues
The increase in data revenue is primarily due to a $1.6 million or 16% increase in managed services project revenue due to special project work.

Commercial Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to a $1.2 million or 15% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense and increased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.”  These decreases are partially off-set by increased revenues as described above in “Commercial Segment Revenues.”

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 9%, 8% and 10% of second quarter of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 41% to $14.6 million in the second quarter of 2011 as compared to the second quarter of 2010. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers and absence of $1.7 million in denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010.  The denial has been appealed to the FCC and we cannot predict the likelihood of success.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 45% to $4.6 million primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 81% to $5.7 million in 2011 primarily due to increased revenues as described above in “Managed Broadband Segment Revenues,” partially off-set by increased Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 2% and 2% of second quarter of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

The selected key performance indicator for our Regulated Operations segment follows:

	June 30,		Percentage
	2011	2010	Change
Voice:
Total local access lines in service on GCI facilities1	9,400	10,600	(11%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $5.6 million in the second quarter of 2010 to $5.5 million in the second quarter of 2011.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $926,000 in the second quarter of 2010 to $1.2 million in the second quarter of 2011.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA decreased 29% to $1.2 million in the second quarter of 2011 primarily due to increased Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5% to $57.7 million in the second quarter of 2011.  Individually significant items contributing to the increase include:

•	A $708,000 increase in health care costs, and
•	A $520,000 increase in labor costs.

The remainder of the increase is comprised of individually insignificant items.  These increases were partially off-set by a $773,000 decrease in our company-wide success sharing bonus accrual.

As a percentage of total revenues, selling, general and administrative expense was 34% in the second quarters of 2011 and 2010.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased 1% to $30.6 million in the second quarter of 2011.

Other Expense, Net
Other expense, net of other income, increased 50% to $26.4 million in the second quarter of 2011 primarily due to a $9.1 million loss on extinguishment of debt.  On May 20, 2011, GCI, Inc., our wholly-owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of senior unsecured notes due 2021 (“2021 Notes”).  We used the net proceeds from this offering to repay and retire all of our outstanding senior unsecured notes due 2014 (“2014 Notes”).

Income Tax Expense
Income tax expense (benefit) totaled $(2.0) million and $5.5 million in the second quarters of 2011 and 2010, respectively. Our effective income tax rate decreased from 74% in 2010 to 51% in 2011 primarily due to a decrease in the amount of estimated permanent differences as compared to our estimated income before income tax expense in 2011 as compared to 2010.

At June 30, 2011, we have (1) tax net operating loss carryforwards of $273.4 million that will begin expiring primarily in 2019 if not utilized, and (2) alternative minimum tax credit carryforwards of $1.9 million available to offset regular income tax payable in future years.

We have recorded deferred tax assets of $112.4 million associated with income tax net operating losses that were generated from 1996 to 2011, and that primarily expire from 2018 to 2031, and with charitable contributions that were converted to net operating losses in 2004 through 2011, and that expire in 2024 through 2031, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense. We estimate that our effective annual income tax rate for financial statement purposes will be 52% to 56% in the year ended December 31, 2011.

Six Months Ended June 30, 2011 (“2011”) Compared to Six Months Ended June 30, 2010 (“2010”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 6% from $314.7 million in 2010 to $332.9 million in 2011.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 10% from $100.7 million in 2010 to $111.1 million in 2011. Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 53% of 2011 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$27,377	29,110	(6%)
Video	59,885	58,376	3%
Data	33,958	28,734	18%
Wireless	55,751	51,297	9%
Total Consumer segment revenue	$176,971	167,517	6%

Consumer segment Cost of Goods Sold represented 50% of 2011 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$5,639	6,503	(13%)
Video	26,988	25,466	6%
Data	2,914	1,823	60%
Wireless	19,778	18,033	10%
Total Consumer segment Cost of Goods Sold	$55,319	51,825	7%

Consumer segment Adjusted EBITDA, representing 52% of 2011 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Consumer segment Adjusted EBITDA	$56,651	57,207	(1%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Consumer segment follow:

	June 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	47.6	55.0	(13%)
Video:
Average monthly gross revenue per subscriber1	$77.10	$73.77	5%
Wireless:
Average monthly gross revenue per subscriber2	$70.24	$68.88	2%

1 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of each month in the period.
2 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2011 and 2010.

Consumer Segment Revenues
The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $30.0 million due to increased subscribers, rate increases in May and August 2010 and in May 2011 and our subscribers’ selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to the following:

•
A $4.5 million increase in USF high cost support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is due to changes in the rates used to calculate our estimate and an increase in the number of wireless subscribers; and

•	A $3.1 million increase in plan fee revenue to $21.0 million primarily due to an increase in the number of wireless subscribers and our subscribers’ selection of plans that offer more usage.

These increases are partially offset by the absence of a $2.9 million change in estimate for high cost support recorded in 2010.

Consumer Segment Cost of Goods Sold
The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers and increased costs associated with delivery of digital services offered through our HD/DVR converter boxes due to the increased number of boxes in service.

The increase in wireless Cost of Goods Sold is primarily due to increased costs for wireless handset equipment sales associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.  As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility has provided to us a large block of wireless network usage at no charge that we use for roaming. We expect this block of minutes to expire in the first quarter of 2012 at which time we expect a material increase to our wireless Cost of Goods Sold estimated at $5.0 million to $6.0 million for the year ended December 31, 2012.

Consumer Segment Adjusted EBITDA
The decrease in Adjusted EBITDA is primarily due to increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment due to an increase in the 2010 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.  These increases are partially off-set by increased revenue as described above in "Consumer Segment Revenues.”

Network Access Segment Overview
Network access segment revenue represented 15% of 2011 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$11,911	13,835	(14%)
Data	29,995	32,152	(7%)
Wireless	8,342	7,308	14%
Total Network Access segment revenue	$50,248	53,295	(6%)

Network Access segment Cost of Goods Sold represented 12% of 2011 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$6,381	6,700	(5%)
Data	6,358	5,608	13%
Wireless	502	599	(16%)
Total Network Access segment Cost of Goods Sold	$13,241	12,907	3%

Network Access segment Adjusted EBITDA, representing 22% of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Network Access segment Adjusted EBITDA	$24,224	25,178	(4%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Network Access segment follow:

	June 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	378.2	394.9	(4%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2011 and 2010.

Network Access Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to an increase in off-network capacity purchased by our common carrier customers.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to decreased revenue as described above in “Network Access Segment Revenues” and increased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  These changes are partially off-set by a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in the 2010 segment margin upon which the selling, general and administrative expense allocation is based.

Commercial Segment Overview
Commercial segment revenue represented 20% of 2011 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$14,913	16,291	(8%)
Video	5,776	4,956	17%
Data	40,613	34,333	18%
Wireless	4,743	4,214	13%
Total Commercial segment revenue	$66,045	59,794	10%

Commercial segment Cost of Goods Sold represented 29% of 2011 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$7,513	8,140	(8%)
Video	1,039	1,030	1%
Data	21,138	16,524	28%
Wireless	2,108	1,774	19%
Total Commercial segment Cost of Goods Sold	$31,798	27,468	16%

Commercial segment Adjusted EBITDA, representing 13% of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Commercial segment Adjusted EBITDA	$14,063	14,401	(2%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Commercial segment follow:

	June 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	56.4	59.0	(4%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2011 and 2010.

Commercial Segment Revenues
The increase in data revenue is primarily due to a $4.5 million or 27% increase in managed services project revenue due to special project work.

Commercial Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to a $3.3 million or 27% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to increased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense.  These increases were partially off-set by increased revenue as described above in “Commercial Segment Revenues.”

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 9%, 8% and 11% of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2011 and 2010.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 27% to $28.6 million in 2011 as compared to 2010. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers and absence of $1.7 million in denied funding from the USAC for one ConnectMD® customer for the funding year July

2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010.  The denial has been appealed to the FCC and we cannot predict the likelihood of success.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $6.4 million in 2010 to $8.5 million in 2011 primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 42% to $11.4 million in 2011 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially off-set by an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the consolidated selling, general and administrative expense.

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 2% and 2% of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the second quarters of 2011 and 2010.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $11.7 million in 2010 to $11.0 million in 2011.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $2.1 million in 2010 to $2.2 million in 2011.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA decreased 46% to $1.9 million in 2011 primarily due to a decrease in revenue as described above in “Regulated Operations Segment Revenues” and an increase in Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.6 million to $116.6 million in 2011.  Individually significant items contributing to the increase include:

•	A $1.5 million increase in health benefit costs,
•	A $1.2 million increase in labor costs, and
•
A $769,000 increase in bad debt expense primarily due to an increase in the age of certain accounts as our collections have been focused on the transition to our new cable video billing system implemented in the fourth quarter of 2010.  We expect our accounts receivable aging to return to previous levels over time.

The remainder of the increase is comprised of individually insignificant items.

As a percentage of total revenues, selling, general and administrative expenses increased to 35% in 2011 from 34% in 2010, primarily due to increased selling, general and administrative expenses without a proportional increase in revenue.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $406,000 to $62.4 million in 2011.

Other Expense, Net
Other expense, net of other income, increased 24% to $43.9 million in 2011 primarily due to a $9.1 million loss on extinguishment of debt.  On May 23, 2011, GCI, Inc., our wholly-owned subsidiary, completed the offering of $325.0 million in aggregate principal amount of 2021 Notes.  We used the net proceeds from this offering to repay and retire all of our outstanding 2014 Notes.

Income Tax Expense
Income tax expense (benefit) totaled $(556,000) and $5.3 million in 2011 and 2010, respectively. Our effective income tax rate decreased from 60% in 2010 to 54% in 2011 primarily due to a decrease in the amount of estimated permanent differences as compared to our estimated net income before income tax expense in 2011 as compared to 2010.

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

In January 2010 the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) approved our wholly-owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. Upon completion, this project, called TERRA-Southwest (“TERRA-SW”), will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities. The project will also be able to serve numerous public/nonprofit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, is made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act. The award funds backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements. UUI began construction on TERRA-SW in 2010 and expects to complete the project in 2012 or earlier if possible.

On May 20, 2011, GCI, Inc., our wholly-owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 6 3/4% Senior Notes due 2021 (“2021 Notes”) at an issue price of 100%.  We used the net proceeds from this offering to repay and retire all $320.0 million of our senior unsecured notes due 2014 (“2014 Notes”).

In June 2011, GCI Holdings, Inc. (“Holdings”), our  wholly owned subsidiary, entered into an Add-On Term Loan Supplement No. 1 (“Supplement No. 1”) to our Senior Credit Facility. The Supplement No. 1 provided for an additional $25.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $20.0 million of the term loan proceeds to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $5.0 million was used for general corporate purposes.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2011 and 2010, are summarized as follows (amounts in thousands):

	2011	2010
Operating activities	$49,842	70,687
Investing activities	(74,906)	(49,186)
Financing activities	17,863	(3,682)
Net increase (decrease) in cash and cash equivalents	$(7,201)	17,819

Operating Activities
The decrease in cash flows provided by operating activities is due primarily to an increase in accounts receivable in 2011 as compared to 2010 due to timing of receipt of payments.

Under our TERRA-SW RUS award, we have total available grant funds of $44.0 million.  We have received $2.8 million in grant funds during the six months ended June 30, 2011, leaving $41.2 million remaining grant funds available as of June 30, 2011.  We have a $6.1 million grant fund receivable recorded as of June 30, 2011.  On July 20, 2011, we received an additional $5.4 million under the grant portion of the award.  After consideration of this transaction, we have $35.8 million remaining grant funds.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.  The increase in cash flows used for investing activities is due primarily to capital expenditures for our TERRA-SW project.

Our cash expenditures for property and equipment, including construction in progress, totaled $71.9 million and $41.9 million during 2011 and 2010, respectively.  Our capital expenditures increased in 2011 primarily due to our TERRA-SW project.  We expect to recover a substantial portion of our TERRA-SW capital expenditures in subsequent periods through grant funds and loan draws under our TERRA-SW RUS award.  We expect our 2011 expenditures for property and equipment for our core operations, including construction in progress, to total $110.0 million to $120.0 million, depending on available opportunities and the amount of cash flow we generate during 2011, and excluding capital expenditures related to our TERRA-SW project.

Financing Activities
Net cash provided by financing activities in 2011 consists primarily of our proceeds from the issuance of our 2021 Notes and Supplement No. 1 under our Senior Credit Facility and borrowing under the revolving portion of our Senior Credit Facility.  These proceeds were off-set by retirement of our 2014 Notes and repayments under the revolving portion of our Senior Credit Facility, payment of debt issuance costs and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility, which at June 30, 2011 includes the Supplement No. 1 as discussed above, includes a $25.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  A total of $63.0 million is outstanding as of June 30, 2011.  The term loan is fully drawn as of June 30, 2011.  Under the revolving portion of the Senior Credit Facility, we have borrowed $38.0 million and have $2.7 million of letters of credit outstanding, which leaves $34.3 million available for borrowing as of June 30, 2011.

On July 22, 2011, Holdings entered into an Add-On Term Loan Supplement No. 2 (“Supplement No. 2”) to our Senior Credit Facility. The Supplement No. 2 provided for an additional $25.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $15.0 million of the term loan proceeds to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $10.0 million was used for general corporate purposes.  After consideration of these transactions, we have $49.3 million remaining loan funds available under our Senior Credit Facility.

Available TERRA-SW Borrowings Under RUS
Under our TERRA-SW RUS award, we have total available loan funds of $44.2 million.  We have borrowed $2.8 million in loan funds, leaving $41.4 million remaining loan funds available as of June 30, 2011.  On July 20, 2011, we borrowed an additional $5.4 million under the loan portion of the award.  After consideration of this transaction, we have $36.0 million remaining loan funds available.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2019 and 2021 Notes, Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $114.4 million of repurchases as of June 30, 2011. We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During 2011 we repurchased 1.9 million shares of GCI common stock under the stock buyback program at a cost of $21.1 million. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this Agreement bear interest at LIBOR plus 4.0% or less depending upon our Total Leverage Ratio (as defined) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of June 30, 2011, we have borrowed $63.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $630,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
In the second quarter of 2010 we identified a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  We began remediation in the third quarter of 2010 by strengthening the design and operation of our controls over the preparation and review of the USF high cost program support revenue accrual.  Our remediation efforts continued in the fourth quarter of 2010 and the first two quarters of 2011 and will continue in the third quarter of 2011.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the Federal Communications Commission (“FCC”) and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, of which $154,000, $661,000 and $741,000 were recognized in selling, general and administrative expense in the income statements in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of the total potential claims related to the accident.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)  Not applicable.

(b)  Not applicable.

(c) The following table provides information about repurchases of shares of our Class A and Class B common stock during the quarter ended June 30, 2011:

				(d) Maximum
			(c) Total	Number (or
			Number of	approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid per	Plans or	the Plan or
	Purchased1	Share	Programs2	Programs3
April 1, 2011 to
April 30, 2011	363,535	$11.11	363,535	$124,489,689
May 1, 2011 to
May 31, 2011	357,999	$11.39	357,671	$120,416,606
June 1, 2011 to
June 30, 2011	513,829	$11.71	511,861	$114,422,891
Total	1,235,363

1 Consists of 1,193,053 open market purchases made under our publicly announced repurchase plan,
40,014 private purchases made under our publicly announced repurchase plan and 2,296 private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.
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
3 The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $285.2 million through June 30, 2011 consisting of $280.2 million through
March 31, 2011 and an additional $5.0 million during the three months ended June 30, 2011. We have made total repurchases under the program of $170.8 million through June 30, 2011. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to Board approval.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer *
3.2	Amended and Restated Bylaws of the Company dated February 9, 2009 *
10.189	Add-on Term Loan Supplement No. 1 (1)
10.190	Second Amended and Restated Aircraft Lease Agreement between GCI Communication
Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated
May 9, 2011 *
10.191	Add-on Term Loan Supplement No. 2 (2)
101	The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements
of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Condensed
Notes to Interim Consolidated Financial Statements.

*	Filed herewith.
(1)	Incorporated by reference to The Company's Current Report on Form 8-K dated June 14, 2011.
(2)	Incorporated by reference to The Company's Current Report on Form 8-K dated July 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 8, 2011
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	August 8, 2011
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 8, 2011
Lynda L. Tarbath	Officer (Principal Accounting Officer)