Form 10-K/A
period 2010-12-31
GENERAL COMMUNICATION INC
filed 2011-10-03
CIK 808461

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2011, was:
Class A common stock – 43,868,438 shares; and,
Class B common stock – 3,178,019 shares.

Documents Incorporated by Reference
None

Explanatory Note

General Communication, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as "Company," "we," "us" or "our") is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 15, 2011 ("Original Filling").

The purpose of this Amendment is to amend information included in Item 10 of Part III of Form 10-K to report the subsequent resignation of James M. Schneider from our audit committee on August 8, 2011, as reported in our Form 8-K filed on August 8, 2011.

Except as expressly stated in this Amendment, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment must be read in conjunction with the Company's other filings, if any, made with the SEC subsequent to the filing of the Original Filing, including amendments to those filings, if any.

GENERAL COMMUNICATION, INC.
2010 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

Page No.
Part III
Item 10. Directors, Executive Officers and Corporate Governance	5

Part IV
Item 15. Exhibits, Consolidated Financial Statement Schedules	11

SIGNATURES	12

This Amendment is for the year ended December 31, 2010. This Amendment, along with our annual report for the year ended December 31, 2010 ("Annual Report"), modifies and supersedes documents filed prior to the Annual Report.  Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

Schneider agreed to pay, as specified in the court's order, $3 million as a civil money penalty and $83,096 in disgorgement of ill-gotten gains, as well as $38,640 in prejudgment interest.  In the settlement with the SEC, Mr. Schneider has further consented to his suspension from appearing or practicing before the SEC as an accountant for at least five years, after which time he may request reinstatement by application to the SEC.  As of December 31, 2010, Mr. Schneider was making payments in accordance with the terms of the court order.  As a result of the order, Mr. Schneider is prohibited from serving as a member of the audit committee. Accordingly, Mr. Schneider resigned from his position on the audit committee of our board effective as of August 8, 2011.

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

________________
* Filed herewith.
________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	October 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	September 23, 2011
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	October 3, 2011
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	September 23, 2011
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	September 23, 2011
Scott M. Fisher

/s/ William P. Glasgow	Director	September 23, 2011
William P. Glasgow

/s/ Mark W. Kroloff	Director	September 22, 2011
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	September 22, 2011
Stephen R. Mooney

/s/ James M. Schneider	Director	October 3, 2011
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	October 3, 2011
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	October 3, 2011
Lynda L. Tarbath	Officer (Principal Accounting Officer)