Form 10-K/A
period 2010-12-31
GENERAL COMMUNICATION INC
filed 2011-10-07
CIK 808461

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

The number of shares outstanding of the registrant’s common stock as of March 1, 2011, was:
Class A common stock – 43,868,438 shares; and,
Class B common stock – 3,178,019 shares.

Documents Incorporated by Reference
None

Explanatory Note

General Communication, Inc. (unless the context otherwise requires, includes its direct and indirect subsidiaries and is referred to as "Company," "we," "us" or "our") is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed on March 15, 2011 ("Original Filling"), as amended on October 3, 2011 (“Amendment No. 1”).

The purpose of Amendment No. 1 was to amend information included in Item 10 of Part III of Form 10-K to report the subsequent resignation of James M. Schneider from our audit committee on August 8, 2011, as reported in our Form 8-K filed on August 8, 2011.

The purpose of this Amendment is to file the documents listed as exhibits to the Company’s Amendment No. 1 filing which were inadvertently omitted from the Amendment No. 1 filing.  This Amendment includes Amendment No. 1 in its entirety.

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
2010 ANNUAL REPORT ON FORM 10-K/A No. 2
TABLE OF CONTENTS

Page No.
Part III
Item 10. Directors, Executive Officers and Corporate Governance	5

Part IV
Item 15. Exhibits, Consolidated Financial Statement Schedules	11

SIGNATURES	12

This Amendment is for the year ended December 31, 2010. This Amendment, along with our annual report, as otherwise amended, for the year ended December 31, 2010 ("Annual Report"), modifies and supersedes documents filed prior to the Annual Report, as amended.  Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

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

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	October 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

Chairman of Board and Director
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	October 6, 2011
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	October 4, 2011
Jerry A. Edgerton

Director
Scott M. Fisher

/s/ William P. Glasgow	Director	October 4, 2011
William P. Glasgow

/s/ Mark W. Kroloff	Director	October 6, 2011
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	October 6, 2011
Stephen R. Mooney

/s/ James M. Schneider	Director	October 6, 2011
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	October 6, 2011
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	October 6, 2011
Lynda L. Tarbath	Officer (Principal Accounting Officer)