Form 10-Q
period 2011-09-30
GENERAL COMMUNICATION INC
filed 2011-11-04
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2011 was:

40,965,884 shares of Class A common stock; and
3,171,917 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (unaudited)	4

	Consolidated Income Statements for the three and nine months ended September 30, 2011 (unaudited) and 2010 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (unaudited) and 2010 (unaudited)	7

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	46

Other items are omitted, as they are not applicable.

SIGNATURES		47

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	September 30,	December 31,
ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$34,634	33,070

Receivables	168,840	132,856
Less allowance for doubtful receivables	6,273	9,189
Net receivables	162,567	123,667

Deferred income taxes	10,145	10,145
Prepaid expenses	8,434	5,950
Inventories	7,949	5,804
Other current assets	3,658	3,940
Total current assets	227,387	182,576

Property and equipment in service, net of depreciation	762,170	798,278
Construction in progress	108,692	31,144
Net property and equipment	870,862	829,422

Cable certificates	191,635	191,635
Goodwill	73,932	73,932
Wireless licenses	25,967	25,967
Restricted cash	16,546	-
Other intangible assets, net of amortization	16,549	17,717
Deferred loan and senior notes costs, net of amortization	13,223	13,661
Other assets	15,271	16,850
Total other assets	353,123	339,762
Total assets	$1,451,372	1,351,760

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2011	2010

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$8,042	7,652
Accounts payable	49,726	35,589
Deferred revenue	18,583	17,296
Accrued payroll and payroll related obligations	20,313	22,132
Accrued interest	21,969	13,456
Accrued liabilities	11,370	12,557
Subscriber deposits	1,304	1,271
Total current liabilities	131,307	109,953

Long-term debt, net	852,374	779,201
Obligations under capital leases, excluding current maturities	80,031	84,144
Obligation under capital lease due to related party	1,893	1,885
Deferred income taxes	109,804	102,401
Long-term deferred revenue	63,914	49,175
Other liabilities	22,433	24,495
Total liabilities	1,261,756	1,151,254

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 40,966 and
44,213 shares at September 30, 2011 and December 31, 2010, respectively; outstanding 40,712 and 43,958 shares at September 30, 2011 and December 31, 2010, respectively	31,535	69,396
Class B. Authorized 10,000 shares; issued and
outstanding 3,172 and 3,178 shares at September 30, 2011 and December 31, 2010, respectively; convertible on a share-per-share basis into Class A common stock	2,680	2,677
Less cost of 254 and 255 Class A common shares
held in treasury at September 30, 2011 and December 31, 2010, respectively	(2,240)	(2,249)
Paid-in capital	40,750	37,075
Retained earnings	100,345	93,607
Total General Communication, Inc. stockholders’ equity	173,070	200,506
Noncontrolling interest	16,546	-
Total stockholders' equity	189,616	200,506
Total liabilities and stockholders’ equity	$1,451,372	1,351,760

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2011	2010	2011	2010
Revenues	$177,703	171,509	510,569	486,254
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	60,664	52,486	171,734	153,147
Selling, general and administrative expenses	54,453	58,532	171,043	166,493
Depreciation and amortization expense	30,702	30,288	93,054	92,234
Operating income	31,884	30,203	74,738	74,380

Other income (expense):
Interest expense (including amortization of deferred
loan fees)	(16,678)	(17,760)	(51,424)	(53,169)
Loss on extinguishment of debt	-	-	(9,111)	-
Interest income	22	99	30	236
Other	(59)	-	(92)	-
Other expense, net	(16,715)	(17,661)	(60,597)	(52,933)
Income before income tax expense	15,169	12,542	14,141	21,447
Income tax expense	(7,959)	(4,959)	(7,403)	(10,260)

Net income	$7,210	7,583	6,738	11,187

Basic net income per Class A common share	$0.16	0.14	0.15	0.20

Basic net income per Class B common share	$0.16	0.14	0.15	0.20

Diluted net income per Class A common share	$0.15	0.14	0.13	0.20

Diluted net income per Class B common share	$0.15	0.14	0.13	0.20

See accompanying condensed notes to interim consolidated financial statements

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

(Amounts in thousands)	2011	2010
Cash flows from operating activities:
Net income	$6,738	11,187
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization expense	93,054	92,234
Loss on extinguishment of debt	9,111	-
Deferred income tax expense	7,403	10,260
Share-based compensation expense	3,224	4,696
Other noncash income and expense items	7,195	5,712
Change in operating assets and liabilities	(30,199)	(11,933)
Net cash provided by operating activities	96,526	112,156
Cash flows from investing activities:
Purchases of property and equipment	(126,900)	(68,813)
Restricted cash	16,546	-
Grant proceeds	15,314	-
Purchases of other assets and intangible assets	(4,635)	(3,002)
Purchase of businesses, net of cash received	-	(5,545)
Purchase of marketable securities	-	(202)
Proceeds from sale of marketable securities	-	178
Other	233	-
Net cash used in investing activities	(99,442)	(77,384)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(414,733)	(7,315)
Issuance of 2021 Notes	325,000	-
Borrowing on Senior Credit Facility	142,000	-
Purchase of treasury stock to be retired	(39,291)	(1,306)
Investment by noncontrolling interest	(16,546)	-
Issuance of other long-term debt	15,375	6,206
Payment of Senior Notes call premiums	(4,728)	-
Payment of debt issuance costs	(3,512)	(2,300)
Other	915	167
Net cash provided by (used in) financing activities	4,480	(4,548)
Net increase in cash and cash equivalents	1,564	30,224
Cash and cash equivalents at beginning of period	33,070	48,776
Cash and cash equivalents at end of period	$34,634	79,000

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

The consolidated financial statements include the consolidated accounts of GCI and its wholly-owned subsidiaries, as well as a variable interest entity (“VIE”) in which we were the primary beneficiary, when on August 30, 2011, we provided certain loans and guarantees to Terra GCI Investment Fund, LLC (“TIF”).  We account for non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of the company are not eliminated in consolidation.

(c)	Noncontrolling Interest
Noncontrolling interests represent the equity ownership interests in consolidated subsidiaries not owned by us.  Noncontrolling interest is adjusted for contributions, distributions, and earnings (loss) attributable to the noncontrolling interest partners of the consolidated entities.  Income and loss is allocated to the noncontrolling interest based on the respective partnership agreements.

(d)	Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350)”.  The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  This pronouncement is effective for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to have a material impact on our income statements, financial position or cash flows.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” which amends current guidance to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on our income statements, financial position or cash flows.

(e)	Recently Adopted Accounting Pronouncements
FASB ASU 2009-13 addresses the accounting for multiple deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition - Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The adoption of ASU 2009-13 on January 1, 2011, did not have a material impact on our income statements, financial position or cash flows.

Under ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired.  The adoption of ASU 2010-28 on January 1, 2011, did not have a material impact on our income statements, financial position or cash flows.

ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The adoption of ASU 2010-29 on January 1, 2011, did not have a material impact on our income statements, financial position, cash flows or related disclosures.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(f)	Regulatory Accounting

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

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2011		2010
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$6,701	509	$7,142	441

Denominator:
Weighted average common shares outstanding	41,768	3,175	51,496	3,183
Basic net income per share	$0.16	0.16	$0.14	0.14

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$6,701	509	$7,142	441

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	509	-	441	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	(40)	-	(2)
Effect of share based compensation that may be settled in cash or shares	(495)	-	-	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$6,715	469	$7,583	439

Denominator:
Number of shares used in basic computation	41,768	3,175	51,496	3,183
Conversion of Class B to Class A common shares outstanding	3,175	-	3,183	-
Unexercised stock options	304	-	261	-
Effect of share based compensation that may be settled in cash or shares	217	-	-	-
Number of shares used in per share computations	45,464	3,175	54,940	3,183
Diluted net income per share	$0.15	0.15	$0.14	0.14

	Nine Months Ended
	September 30,
	2011		2010
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$6,274	464	$10,536	651

Denominator:
Weighted average common shares outstanding	42,940	3,177	51,521	3,184
Basic net income per share	$0.15	0.15	$0.20	0.20

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$6,274	464	$10,536	651
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	464	-	651	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	(44)	-	(1)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Effect of share based compensation that may be settled in cash or shares	(571)	-	-	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$6,167	420	$11,187	650

Denominator:
Number of shares used in basic computation	42,940	3,177	51,521	3,184
Conversion of Class B to Class A common shares outstanding	3,177	-	3,184	-
Unexercised stock options	348	-	103	-
Effect of share based compensation that may be settled in cash or shares	217	-	-	-
Number of shares used in per share computations	46,682	3,177	54,808	3,184
Diluted net income per share	$0.13	0.13	$0.20	0.20

Weighted average shares associated with outstanding share awards for the three and nine months ended September 30, 2011 and 2010, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Shares associated with anti-dilutive unexercised stock options	95	169	39	955
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	-	233	-	233

Additionally, 50,000 weighted average shares associated with contingent awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2011 because the contingencies of these awards have not been met at September 30, 2011.

(h)	Common Stock
Following are the changes in issued common stock for the nine months ended September 30, 2011 and 2010 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2009	51,899	3,186
Class B shares converted to Class A	5	(5)
Shares issued upon stock option exercises	41	-
Share awards issued	211	-
Shares retired	(132)	-
Other	(2)	-
Balances at September 30, 2010	52,022	3,181

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Balances at December 31, 2010	44,213	3,178
Class B shares converted to Class A	6	(6)
Shares issued upon stock option exercises	157	-
Share awards issued	417	-
Shares retired	(3,802)	-
Other	(25)	-
Balances at September 30, 2011	40,966	3,172

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

Under the stock buyback program, we repurchased 1.9 million shares of our Class A and B common stock at a cost of $17.9 million during the three months ended September 30, 2011.  There were no repurchases during the three months ended September 30, 2010.  During the nine months ended September 30, 2011 and 2010 we repurchased 3.8 million and 224,000 shares, respectively, of our Class A and B common stock at a cost of $39.0 million and $1.3 million, respectively.  The cost of the repurchased common stock reduced Common Stock on our Consolidated Balance Sheets.  The 2011 repurchases reduced the amount available under the stock buyback program to $101.5 million at September 30, 2011.  The repurchased stock was constructively retired as of September 30, 2011.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have complied and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

(i)       Use of Estimates

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

(j)       Guarantees
Certain of our customers have guaranteed levels of service.  If an interruption in service occurs we do not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in TIF.  We have guaranteed the delivery of $30.7 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIE, of which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.   Please refer to Note 9 for more information about our NMTC transaction.

(k)      Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our income statement.  Following are certain surcharges reported on a gross basis in our Consolidated Income Statements for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Surcharges reported gross	$1,300	1,272	4,100	4,023

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine month period ended September 30,	2011	2010
Increase in accounts receivable	$(42,901)	(23,482)
Increase in prepaid expenses	(2,484)	(1,563)
(Increase) decrease in inventories	(2,145)	1,343
Decrease in other current assets	282	646
Decrease in other assets	2,617	2,193
Increase in accounts payable	10,517	5,430
Increase in deferred revenues	1,287	1,057
Increase (decrease) in accrued payroll and payroll related obligations	(2,057)	96
Increase (decrease) in accrued liabilities	(1,338)	3,030
Increase in accrued interest	8,513	2,093
Increase (decrease) in subscriber deposits	33	(344)
Decrease in long-term deferred revenue	(575)	(1,932)
Decrease in components of other long-term liabilities	(1,948)	(500)
	$(30,199)	(11,933)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are for the nine months ended September 30, 2011 and 2010 (amounts in thousands):

Net cash paid or received:	2011	2010
Interest paid, net of amounts capitalized	$42,654	49,363
Income tax refund received	$-	1,163

The following items are non-cash investing and financing activities for the nine months ended September 30, 2011 and 2010 (amounts in thousands):

	2011	2010
Non-cash additions for purchases of property and equipment	$11,481	3,547
Asset retirement obligation additions to property and equipment	$222	657
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$294	-

(3)     Intangible Assets
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization expense	$1,517	1,557	4,673	4,854

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2011	$5,991
2012	4,341
2013	3,284
2014	2,424
2015	1,697

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(4)	Long-Term Debt

2021 Notes
On May 20, 2011, GCI, Inc. our wholly-owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 6 3/4% Senior Notes due 2021 (“2021 Notes”) at an issue price of 100% to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), and to persons outside the United States in accordance with Regulation S under the Securities Act.  We used the net proceeds from this offering to repay and retire all $320.0 million of our outstanding senior unsecured notes due 2014 (“2014 Notes”).

The 2021 Notes are not redeemable prior to June 1, 2016. At any time on or after June 1, 2016, the 2021 Notes are redeemable at our option, in whole or in part, on not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the 12-month period commencing June 1 of the year indicated:

Year	Redemption Price
2016	103.375%
2017	102.250%
2018	101.125%
2019 and thereafter	100.000%

The 2021 Notes mature on June 1, 2021.  Semi-annual interest payments are payable on June 1 and December 1, beginning on December 1, 2011.

The 2021 Notes are senior unsecured obligations which rank equally in right of payment with our existing and future senior unsecured debt, including our 8 5/8% Senior Notes due 2019, and senior in right of payment to all future subordinated indebtedness.

The 2021 Notes were issued pursuant to an Indenture, dated May 20, 2011, between us and Union Bank, N.A., as trustee.

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

On August 15, 2011, GCI, Inc. closed an exchange offer pursuant to which it offered new 2021 Notes identical to the original notes except that the new 2021 Notes were registered under the Securities Act.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We paid closing costs totaling $3.5 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2021 Notes. We recorded a $9.1 million Loss on Extinguishment of Debt on our Consolidated Income Statement for the nine months ended September 30, 2011.  Included in the loss was $2.9 million in unamortized deferred loan costs, $1.5 million for the unamortized portion of the original issue discount and $4.7 million in call premium payments to redeem our 2014 Notes.

Senior Credit Facility

In June 2011, GCI Holdings, Inc. (“Holdings”), our wholly owned subsidiary, entered into an Add-On Term Loan Supplement No. 1 (“Supplement No. 1”) to our Senior Credit Facility. The Supplement No. 1 provided for an additional $25.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $20.0 million of the loan proceeds to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $5.0 million was used for general corporate purposes.

In July 2011, Holdings entered into an Add-On Term Loan Supplement No. 2 (“Supplement No. 2”) to our Senior Credit Facility. The Supplement No. 2 provided for an additional $25.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $15.0 million to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $10.0 million was used for general corporate purposes.

Our Senior Credit Facility, including Supplements No. 1 and No. 2 as discussed above, now consist of a $50.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  The term loan is fully drawn and a total of $73.0 million is outstanding as of September 30, 2011.  Under the revolving portion of the Senior Credit Facility, we have borrowed $23.0 million and have $349,000 of letters of credit outstanding, which leaves $51.7 million available for borrowing as of September 30, 2011.  The Senior Credit Facility will mature on January 29, 2015.

(5)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2011 and December 31, 2010, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and estimated fair values of our financial instruments at September 30, 2011 and December 31, 2010 follow (amounts in thousands):

	September 30,		December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$942,340	941,804	872,882	908,286
Other liabilities	86,044	84,518	73,309	72,065

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 were as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2011 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,494	-	-
Total assets at fair value	$1,494	-	-

December 31, 2010 Assets
Deferred compensation plan assets (mutual funds)	$1,678	-	-
Total assets at fair value	$1,678	-	-

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

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 was $2.84 per share.  There were no options granted during the nine months ended September 30, 2011. The total fair value of options vesting during the nine months ended September 30, 2011 and 2010 was $153,000 and $151,000, respectively.

The following is a summary of our share-based compensation expense for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Employee share-based compensation expense	$4,193	3,982
Adjustment to fair value of liability classified awards	(969)	714
Total share-based compensation expense	$3,224	4,696

Share-based compensation expense is classified as selling, general and administrative expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $5.1 million relating to 2.5 million restricted stock awards and $379,000 relating to 293,000 unvested stock options as of September 30, 2011.  We expect to recognize share-based compensation expense over a weighted average period of 1.0 years for stock options and restricted stock awards.

A summary of option activity under the Stock Option Plan for the nine months ended September 30, 2011 follows (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at December 31, 2010	1,249	$7.08
Exercised	(157)	$5.84
Outstanding at September 30, 2011	1,092	$7.26	3.9 years	$1,317
Exercisable at September 30, 2011	799	$7.64	2.4 years	$720

A summary of nonvested restricted stock award activity under the Stock Option Plan for the nine months ended September 30, 2011, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2010	2,196	$5.29
Granted	417	$12.30
Vested	(121)	$12.31
Forfeited	(12)	$6.85
Nonvested at September 30, 2011	2,480	$6.12

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

At September 30, 2011, 3.8 million shares were available for grant under the Stock Option Plan.

The total intrinsic values, determined as of the date of exercise, of options exercised during the nine months ended September 30, 2011 and 2010 were $264,000 and $116,000, respectively. We received $915,000 and $207,000 in cash from stock option exercises during the nine months ended September 30, 2011 and 2010, respectively.

The following is a summary of activity for stock option grants that were not made pursuant to the Stock Option Plan for the nine months ended September 30, 2011 and 2010 (share amounts in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2009	150	$6.50
Options forfeited and retired	(150)	$6.50
Outstanding at September 30, 2010 and 2011	-
Available for grant at September 30, 2011	-

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are allocated to our segments using segment margin for the years ended December 31, 2010 and 2009, respectively.  Bad debt expense for the three and nine months ended September 30, 2011 and 2010 is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and nine months ended September 30, 2011 and 2010, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment, and therefore are not included in the allocations.

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

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2011 and 2010 follows (amounts in thousands):

Three months ended September 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2011
Revenues:
Intersegment	$-	-	1,382	-	4	1,386
External	89,267	29,467	35,572	17,407	5,990	177,703
Total revenues	$89,267	29,467	36,954	17,407	5,994	179,089
Adjusted EBITDA	$30,373	13,729	9,117	8,844	1,038	63,101

2010
Revenues:
Intersegment	$-	(1)	1,386	-	44	1,429
External	88,713	28,204	35,449	13,548	5,595	171,509
Total revenues	$88,713	28,203	36,835	13,548	5,639	172,938
Adjusted EBITDA	$31,212	15,028	9,125	5,826	1,550	62,741

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Nine months ended September 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2011
Revenues:
Intersegment	$-	-	4,207	-	117	4,324
External	266,238	79,715	101,617	46,041	16,958	510,569
Total revenues	$266,238	79,715	105,824	46,041	17,075	514,893
Adjusted EBITDA	$87,024	37,953	23,180	20,264	2,959	171,380

Nine months ended September 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$-	-	4,042	-	132	4,174
External	256,230	81,499	95,243	36,020	17,262	486,254
Total revenues	$256,230	81,499	99,285	36,020	17,394	490,428
Adjusted EBITDA	$88,420	40,206	23,526	13,888	5,110	171,150

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Reportable segment revenues	$179,089	172,938	514,893	490,428
Less intersegment revenues eliminated in consolidation	1,386	1,429	4,324	4,174
Consolidated revenues	$177,703	171,509	510,569	486,254

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Reportable segment Adjusted EBITDA	$63,101	62,741	171,380	171,150
Less depreciation and amortization expense	(30,702)	(30,288)	(93,054)	(92,234)
Less share-based compensation expense	(384)	(2,250)	(3,224)	(4,696)
Plus other expense	59	-	92	160
Less accretion expense	(190)	-	(456)	-
Consolidated operating income	31,884	30,203	74,738	74,380
Less other expense, net	(16,715)	(17,661)	(60,597)	(52,933)
Consolidated income before income tax expense	$15,169	12,542	14,141	21,447

 (8)     Related Party Transaction
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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

 (9)     NMTC Program
On August 30, 2011, we entered into an arrangement under the NMTC program with US Bancorp to help fund a $34.5 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.  Please refer to Note 10 for more information about TERRA-SW.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the NMTC transaction we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF, and as such, is entitled to substantially all of the benefits derived from the NMTCs. TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $76.8 million in funds less payment of placement fees, at interest rates varying from 1% to 3.96%, to Unicom, Inc. (“Unicom”), our wholly-owned subsidiary, as partial financing for TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $16.5 million held by Unicom at September 30, 2011, is included in our Consolidated Balance Sheet.  We plan to begin construction on TERRA-NW in 2012 and expect to complete the project in 2014 or earlier if possible.

This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase US Bancorp’s interest in TIF. We believe that US Bancorp will exercise the put option in August 2018 at the end of the compliance period.  The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have indemnified US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  We do not anticipate any credit recaptures will be required in connection with this arrangement.  The value attributed to the put/call is nominal.

We have determined that TIF is a VIE.  The consolidated financial statements of TIF include the CDEs discussed above.  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIE.  We concluded that we were the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.

US Bancorp’s contribution, net of syndication fees and other direct costs incurred in structuring the arrangement, is included in Noncontrolling Interest on the Consolidated Balance Sheet.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The following table summarizes the impact of the VIE consolidated as of September 30, 2011:

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Assets		Equity
(in thousands)	Carrying Value	Classification	Carrying Value	Classification
New Markets Tax Credit Financing	$16,546	Restricted cash	$16,546	Noncontrolling interest

(10)	Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, of which $154,000, $661,000 and $741,000 were recognized in selling, general and administrative expense in the income statements in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

•
In August 2010, a company-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of the total potential claims related to the accident.

TERRA-Southwest
In January 2010, the U.S. Department of Agriculture’s RUS approved our wholly-owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota.  Upon completion, this project, called TERRA-Southwest (“TERRA-SW”), will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities.  The project will also be able to serve numerous public/non-profit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, is made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act.  The award funds backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  UUI began construction on TERRA-SW in 2010 and expects to complete the project in 2011.  We have borrowed $15.4 million in loan funds, leaving $28.8 million remaining loan funds available as of September 30, 2011 for our TERRA-SW project.  We have received $15.3 million in grant funds, leaving $28.7 million remaining grant funds available as of September 30, 2011 for our TERRA-SW project.

TERRA-Northwest
In September 2011, the Regulatory Commission of Alaska approved our application for a $5.3 million grant to help fund TERRA-NW.  The NMTC arrangement, discussed in Note 9, and this grant award fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to begin construction on TERRA-NW in 2012 and expect to complete the project in 2014 or earlier if possible.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Universal Service
On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking that is expected to reform the methodology for distributing Universal Service Fund (“USF”) high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers, and seeking comment on further implementation matters.  Though the Order and Further Notice has not yet been released, the changes described in the publicly released “Executive Summary” are likely to alter how telecommunications providers, including us, will be compensated for providing telecommunications services in high cost areas.

We recorded USF high cost support revenue of $13.6 million and $15.1 million during the three months ended September 30, 2011 and 2010, respectively.    We recorded USF high cost support revenue of $39.7 million and $40.9 million during the nine months ended September 30, 2011 and 2010, respectively.  We recorded USF high cost support revenue of $51.7 million during the year ended December 31, 2010.   At September 30, 2011, we have $44.1 million in accounts receivable related to the USF high cost program.

Changes to the USF high cost support programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

(11)	Subsequent Event
On October 21, 2011, we borrowed an additional $5.4 million under the loan portion of the TERRA-SW RUS award and received an additional $5.4 million under the grant portion of the award.  After consideration of these transactions, we have $23.4 million and $23.3 million in loan and grant funds available, respectively.

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

As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility has provided to us a large block of wireless network usage at no charge that we use for roaming.  For the year ended December 31, 2011, on an annualized basis, we estimate our Cost of Goods Sold would have been approximately $9.0 million higher had this block of minutes not been available.  We expect this block of minutes to expire in the first quarter of 2012 at which time we expect an increase to our wireless Cost of Goods Sold.  Our future wireless Cost of Goods Sold will depend on several factors including: the impact and timing of our wireless network build-out, the pattern of usage by our wireless subscribers, and negotiated rates with our roaming partners.

On March 16, 2010, the FCC staff released the National Broadband Plan, including among its topics a proposal to transition existing USF high cost support from voice to broadband networks over a ten year period. On April 21, 2010, the FCC initiated a proceeding to consider interim and long-term USF reforms, including a five year phase-out of support to competitive ETCs.  On February 8, 2011, the FCC issued a Notice of Proposed Rulemaking to consider adopting reforms to its high cost support program, including, among other things, the proposed competitive ETC phase-out and ways to fund and distribute support for broadband services.  Subsequently, a number of industry consensus plans were proposed to the FCC that would substantially change the methodology for distributing USF high cost support, as well as the access charge regime.  We separately submitted a USF and access charge plan for Alaska, and on August 3, 2011, the FCC sought further comment on this plan and the industry consensus plans, among other proposals.

On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking, that is expected to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers, and seeking comment on further implementation matters.  Though the Order and Further Notice has not yet been released, the changes described in the publicly released “Executive Summary” are likely to alter how telecommunications providers, including us, will be compensated for providing telecommunications services in high cost areas and to provide new potential funding sources for providing broadband services.

Putting aside any potential impact from the Order, we expect to record approximately $54 million of USF high cost support revenue in the year ended December 31, 2011.  We recorded USF high cost support revenue of $13.6 million and $15.1 million during the three months ended September 30, 2011 and 2010, respectively.  We recorded USF high cost support revenue of $39.7 million and $40.9 million during the nine months ended September 30, 2011 and 2010, respectively.  We recorded USF high cost support revenue of $51.7 million during the year ended December 31, 2010.  At September 30, 2011, we have $44.1 million in accounts receivable related to the USF high cost area program.

We currently believe that the FCC order will change the USF high cost support available to us starting in 2012.  Although the detailed order has not yet been released, we anticipate that changes to the USF program will reduce our high cost support revenue approximately $5 million per year in both 2012 and 2013.  Until the FCC Order has been released, we cannot predict the effect on high cost support available to us upon implementation, the timing for or transition path or how our access charge revenues and payments would be affected.  If the FCC did not recognize the unique challenges of serving rural Alaska and applied the national framework to the distribution of USF in the State, our revenue for providing wireline and wireless local services in these areas would likely be materially adversely affected by the reduction of USF support.  As described in the FCC’s Executive Summary, we do not expect a material adverse effect on our net revenues from the changes adopted to the access charge regime for terminating traffic.  Once the order has been released and fully analyzed, we will re-evaluate our on-going program of reinvestment in light of the potential impact of the regulatory changes on our cash flow.

In November 2010, Verizon Wireless (“Verizon”) acquired a license for 700 MHz wireless spectrum covering Alaska.  The license is conditional on Verizon meeting applicable build-out requirements no later than June 13, 2013.  We cannot predict the potential impact this new competition may have on us in the future.

In March 2011, AT&T, Inc. announced plans to acquire T-Mobile USA.  The acquisition is subject to regulatory approval which is currently underway.  Should the acquisition be completed, we expect a decrease to our Network Access segment wireless revenue estimated at $4.0 million to $6.0 million on an annualized basis.

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

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

				Percentage			Percentage
	s	Three Months Ended		Change1	Nine Months Ended		Change1
		September 30,		2011	September 30,		2011
		2011	2010	vs. 2010	2011	2010	vs. 2010
(Unaudited)
Selected Financial Data:
	Revenues:
	Consumer segment	50%	52%	1%	52%	53%	4%
	Network Access segment	17%	16%	4%	16%	17%	(2%)
	Commercial segment	20%	21%	0%	20%	20%	7%
	Managed Broadband segment	10%	8%	28%	9%	7%	28%
	Regulated Operations segment	3%	3%	7%	3%	3%	(2%)
	Total revenues	100%	100%	4%	100%	100%	5%
	Selling, general and
	administrative expenses	31%	34%	(7%)	34%	34%	3%
	Depreciation and amortization
	expense	17%	18%	1%	18%	19%	1%
	Operating income	18%	18%	6%	15%	15%	0%
	Other expense, net	9%	10%	(5%)	12%	11%	14%
	Income before income tax expense	9%	7%	21%	3%	4%	(34%)
	Net income	4%	4%	(5%)	1%	2%	(40%)

1	Percentage change in underlying data.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected EBITDA are used to estimate current or prospective enterprise value. See note 7 to the accompanying consolidated financial statements for a reconciliation of Adjusted EBITDA to Consolidated Income Before Income Taxes.

Three Months Ended September 30, 2011 (“third quarter of 2011”) Compared to Three Months Ended September 30, 2010 (“third quarter of 2010”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 4% from $171.5 million in the third quarter of 2010 to $177.7 million in the third quarter of 2011.  Revenue increased in all of our segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 16% from $52.5 million in the third quarter of 2010 to $60.7 million in the third quarter of 2011. Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 50% of third quarter of 2011 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Voice	$13,164	14,601	(10%)
Video	29,155	29,720	(2%)
Data	18,088	15,797	15%
Wireless	28,860	28,595	1%
Total Consumer segment revenue	$89,267	88,713	1%

Consumer segment Cost of Goods Sold represented 45% of third quarter of 2011 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Voice	$2,555	2,724	(6%)
Video	12,994	12,662	3%
Data	1,351	972	39%
Wireless	10,536	9,016	17%
Total Consumer segment Cost of Goods Sold	$27,436	25,374	8%

Consumer segment Adjusted EBITDA, representing 48% of third quarter of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Consumer segment Adjusted EBITDA	$30,373	31,212	(3%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	81,700	89,000	(8%)
Long-distance minutes carried (in millions)	22.3	25.6	(13%)
Total local access lines in service2	79,100	84,700	(7%)
Local access lines in service on GCI facilities2	73,200	77,100	(5%)
Video:
Basic subscribers3	126,400	130,500	(3%)
Digital programming tier subscribers4	76,700	80,600	(5%)
HD/DVR converter boxes5	87,400	87,500	0%
Homes passed	239,800	234,900	2%
Average monthly gross revenue per subscriber6	$76.85	$75.85	1%
Data:
Cable modem subscribers7	106,800	104,400	2%

Wireless:
Wireless lines in service8	125,800	122,900	2%
Average monthly gross revenue per subscriber9	$72.60	$74.61	(3%)

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

Consumer Segment Revenues
The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $16.1 million due to increased subscribers, rate increases in August 2010 and in May 2011 and our subscribers’ selection of plans that offer higher speeds.

Consumer Segment Cost of Goods Sold
The wireless Cost of Goods Sold increase is primarily due to increased costs for wireless handset equipment sales and a change in the allocation of network maintenance costs.  The increased wireless handset equipment sale costs are associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.  The change in allocation of network maintenance costs resulted in an increase to our Consumer segment and a decrease to our Network Access, Commercial and Managed Broadband segments.

Consumer Segment Adjusted EBITDA
The decrease in Adjusted EBITDA is primarily due to increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold.”  This decrease was partially offset by increased revenue as described above in "Consumer Segment Revenues” and a decrease in the selling, general and administrative expense that was allocated to our Consumer segment primarily due to a decrease in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network Access segment revenue represented 17% of third quarter of 2011 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Voice	$6,213	8,636	(28%)
Data	17,140	14,208	21%
Wireless	6,114	5,360	14%
Total Network Access segment revenue	$29,467	28,204	4%

Network Access segment Cost of Goods Sold represented 16% of third quarter of 2011 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Voice	$3,460	4,437	(22%)
Data	5,697	680	738%
Wireless	374	430	(13%)
Total Network Access segment Cost of Goods Sold	$9,531	5,547	72%

Network Access segment Adjusted EBITDA, representing 22% of third quarter of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Network Access segment Adjusted EBITDA	$13,729	15,028	(9%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	202.5	205.4	(1%)
Data:
Total Internet service provider access lines in service1	1,600	1,700	(6%)

1 An Internet service provider access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Network Access Segment Revenues
The decrease in voice revenue is primarily due to a $2.6 million revenue classification change.  Prior to the fourth quarter of 2010 certain revenues were classified as voice revenue.  Beginning in the fourth quarter of 2010 these revenues were reclassified to Network Access segment data revenue for a more accurate presentation.

The increase in data revenue is primarily due to:

•
A $2.6 million revenue classification change.  Prior to the fourth quarter of 2010 certain revenues were classified as Network Access segment voice revenue.  Beginning in the fourth quarter of 2010 these revenues were reclassified to data revenue for a more accurate presentation, and

•	$1.9 million in revenue due to special project work for a new customer.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to a $1.6 million Cost of Goods Sold classification change.  Prior to the fourth quarter of 2010 certain Cost of Goods Sold were classified as voice Cost of Goods Sold.  Beginning in the fourth quarter of 2010 these Cost of Goods Sold were reclassified to Network Access segment data Cost of Goods Sold for a more accurate presentation.

The increase in data Cost of Goods Sold is primarily due to:

•	$1.8 million in Cost of Goods Sold related to the special project work revenue described above in “Network Access Segment Revenues”,
•
A $1.6 million Cost of Goods Sold classification change.  Prior to the fourth quarter of 2010 certain Cost of Goods Sold were classified as Network Access segment voice Cost of Goods Sold.  Beginning in the fourth quarter of 2010 these Cost of Goods Sold were reclassified to data Cost of Goods Sold for a more accurate presentation, and

•
The absence of a $724,000 favorable adjustment in 2010 based upon refunds from several vendors.  In the course of business we estimate unbilled data services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to an increase in Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  This change was partially off-set by increased revenues as described above in “Network Access Segment Revenues” and a decrease in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to a decrease in consolidated selling, general and administrative expense.

Commercial Segment Overview
Commercial segment revenue represented 20% of third quarter of 2011 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.  The components of Commercial segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Voice	$7,137	8,025	(11%)
Video	2,830	2,953	(4%)
Data	23,040	22,211	4%
Wireless	2,565	2,260	13%
Total Commercial segment revenue	$35,572	35,449	0%

Commercial segment Cost of Goods Sold represented 29% of third quarter of 2011 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Voice	$3,001	3,486	(14%)
Video	542	520	4%
Data	12,522	11,752	7%
Wireless	1,167	973	20%
Total Commercial segment Cost of Goods Sold	$17,232	16,731	3%

Commercial segment Adjusted EBITDA, representing 14% of third quarter of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2011	2010	Change
Commercial segment Adjusted EBITDA	$9,117	9,125	0%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2011	2010	Change
Voice:
Long-distance subscribers1	8,600	9,300	(8%)
Long-distance minutes carried (in millions)	28.4	29.8	(5%)
Total local access lines in service2	49,200	48,100	2%
Local access lines in service on GCI facilities2	25,800	20,900	23%
Data:
Cable modem subscribers3	11,100	10,800	3%
Wireless:
Wireless lines in service4	14,900	13,600	10%

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

Commercial Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to the absence of a $312,000 favorable adjustment in 2010 based upon refunds from several vendors.  In the course of business we estimate unbilled data services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA decrease is primarily due to increased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold.”  This increase is almost entirely off-set by a decrease in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to a decrease in consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 10%, 7% and 14% of third quarter of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 28% to $17.4 million in the third quarter of 2011 as compared to the third quarter of 2010. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 28% to $4.5 million primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 52% to $8.8 million in 2011 primarily due to increased revenues as described above in “Managed Broadband Segment Revenues,” partially off-set by increased Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 3% and 2% of third quarter of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

The selected key performance indicator for our Regulated Operations segment follows:

	September 30,		Percentage
	2011	2010	Change
Voice:
Total local access lines in service on GCI facilities1	9,300	10,200	(9%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues increased from $5.6 million in the third quarter of 2010 to $6.0 million in the third quarter of 2011.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $1.3 in the third quarter of 2010 to $1.9 million in the third quarter of 2011.

Regulated Operations Segment Adjusted EBITDA

Regulated Operations segment Adjusted EBITDA decreased 33% to $1.0 million in the third quarter of 2011 primarily due to increased Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold” partially offset by an increase in revenue as described above in “Regulated Operations Segment Revenues.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 7% to $54.5 million in the third quarter of 2011.  Individually significant items contributing to the decrease include:

•	A $2.6 million decrease in our company-wide success sharing bonus accrual,
•	A $1.8 million decrease in costs, including workers compensation expense, related to an accident involving our company-owned aircraft in August 2010, and
•	A $1.7 million decrease in share-based compensation expense.

These decreases were partially off-set by an $815,000 increase in bad debt expense primarily due to the absence of settlements which resulted in the release of credit reserves in the third quarter of 2010.

As a percentage of total revenues, selling, general and administrative expense was 31% in the third quarter of 2011 and 34% in the third quarter of 2010.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 1% to $30.7 million in the third quarter of 2011.

Other Expense, Net
Other expense, net of other income, decreased 5% to $16.7 million in the third quarter of 2011 primarily due to an $847,000 decrease in interest expense to $16.4 million.  The interest expense decrease is primarily due to the issuance of the 2021 Notes in May 2011, which have a lower interest rate than the interest rate paid on our 2014 Notes.  The proceeds from the issuance of the 2021 Notes were used to repay and retire the outstanding amount due on our 2014 Notes.

Income Tax Expense
Income tax expense totaled $8.0 million and $5.0 million in the third quarters of 2011 and 2010, respectively.  Our effective income tax rate increased from 40% in 2010 to 52% in 2011 primarily due to an increase in the amount of estimated permanent tax differences when compared to our estimated income before income tax expense in 2011 and 2010.

At September 30, 2011, we have (1) tax net operating loss carryforwards of $262.6 million that will begin expiring primarily in 2019 if not utilized, and (2) alternative minimum tax credit carryforwards of $1.9 million available to offset regular income tax payable in future years.

We have recorded deferred tax assets of $107.7 million associated with income tax net operating losses that were generated from 1996 to 2011, and that primarily expire from 2018 to 2031, and with charitable contributions that were converted to net operating losses in 2004 through 2011, and that expire in 2024 through 2031, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income. The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 51% to 55% in the year ended December 31, 2011.

Nine Months Ended September 30, 2011 (“2011”) Compared to Nine Months Ended September 30, 2010 (“2010”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 5% from $486.3 million in 2010 to $510.6 million in 2011.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 12% from $153.1 million in 2010 to $171.7 million in 2011. Cost of Goods Sold increased in all of our segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 52% of 2011 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$40,541	43,711	(7%)
Video	89,040	88,096	1%
Data	52,046	44,531	17%
Wireless	84,611	79,892	6%
Total Consumer segment revenue	$266,238	256,230	4%

Consumer segment Cost of Goods Sold represented 48% of 2011 consolidated Cost of Goods Sold. The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$8,194	9,227	(11%)
Video	39,982	38,128	5%
Data	4,265	2,795	53%
Wireless	30,314	27,049	12%
Total Consumer segment Cost of Goods Sold	$82,755	77,199	7%

Consumer segment Adjusted EBITDA, representing 51% of 2011 consolidated adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Consumer segment Adjusted EBITDA	$87,024	88,420	(2%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	70.0	80.6	(13%)
Video:
Average monthly gross revenue per subscriber1	$77.06	$74.80	3%
Wireless:
Average monthly gross revenue per subscriber2	$70.89	$70.51	1%

1 Year-to-date average monthly consumer video revenues divided by the average of consumer video basic subscribers at the beginning and end of each month in the period.
2 Year-to-date average monthly consumer wireless revenues divided by the average of consumer wireless subscribers at the beginning and end of each month in the period.

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2011 and 2010.

Consumer Segment Revenues
The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $46.2 million due to increased subscribers, rate increases in May and August 2010 and in May 2011 and our subscribers’ selection of plans that offer higher speeds.

The increase in wireless revenue is primarily due to the following:

•	A $4.1 million increase in plan fee revenue to $31.8 million primarily due to an increase in the number of wireless subscribers and our subscribers’ selection of plans that offer more usage; and
•
A $3.5 million increase in USF high cost support. We accrue estimated USF high cost support revenue quarterly and adjust our revenue as we obtain new information that changes the variables used to calculate our estimate. The increase in USF high cost support is due to changes in the rates used to calculate our estimate and an increase in the number of wireless subscribers.

These increases are partially offset by the absence of a $2.9 million change in estimate for high cost support recorded in 2010.

Consumer Segment Cost of Goods Sold
The increase in video Cost of Goods Sold is primarily due to increased channels offered to our subscribers, increased rates paid to programmers and increased costs associated with delivery of digital services offered through our HD/DVR converter boxes.

The wireless Cost of Goods Sold increase is primarily due to increased costs for wireless handset equipment sales and a change in the allocation of network maintenance costs.  The increased wireless handset equipment sale costs are associated with the increased number of wireless subscribers and an increased number of premium wireless handsets which have higher costs.  The change in allocation of network maintenance costs resulted in an increase to our Consumer segment and a decrease to our Network Access, Commercial and Managed Broadband segments.

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

Network Access Segment Overview
Network access segment revenue represented 16% of 2011 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$18,124	22,471	(19%)
Data	47,135	46,360	2%
Wireless	14,456	12,668	14%
Total Network Access segment revenue	$79,715	81,499	(2%)

Network Access segment Cost of Goods Sold represented 13% of 2011 consolidated Cost of Goods Sold. The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$9,841	11,137	(12%)
Data	12,055	6,288	92%
Wireless	876	1,029	(15%)
Total Network Access segment Cost of Goods Sold	$22,772	18,454	23%

Network Access segment Adjusted EBITDA, representing 22% of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Network Access segment Adjusted EBITDA	$37,953	40,206	(6%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Network Access segment follow:

	September 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	580.9	600.3	(3%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2011 and 2010.

Network Access Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to:

•	A $2.2 million increase in off-network capacity purchased by our common carrier customers,
•	$1.8 million in Cost of Goods Sold related to the special project work revenue described above in “Network Access Segment Revenues”,
•
A $1.6 million Cost of Goods Sold classification change.  Prior to the fourth quarter of 2010 certain Cost of Goods Sold were classified as Network Access segment voice Cost of Goods Sold.  Beginning in the fourth quarter of 2010 these Cost of Goods Sold were reclassified to data Cost of Goods Sold for a more accurate presentation, and

•
The absence of a $724,000 favorable adjustment in 2010 based upon refunds from several vendors.  In the course of business we estimate unbilled data services Cost of Goods Sold based upon minutes of use processed through our network and established rates.  Such estimates are revised when subsequent billings are received, payments are made, billing matters are researched and resolved, tariffed billing periods lapse, or when disputed charges are resolved.

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

			Percentage
	2011	2010	Change
Voice	$22,050	24,316	(9%)
Video	8,606	7,909	9%
Data	63,653	56,544	13%
Wireless	7,308	6,474	13%
Total Commercial segment revenue	$101,617	95,243	7%

Commercial segment Cost of Goods Sold represented 29% of 2011 consolidated Cost of Goods Sold. The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Voice	$10,514	11,626	(10%)
Video	1,581	1,550	2%
Data	33,660	28,276	19%
Wireless	3,275	2,747	19%
Total Commercial segment Cost of Goods Sold	$49,030	44,199	11%

Commercial segment Adjusted EBITDA, representing 13% of 2011 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2011	2010	Change
Commercial segment Adjusted EBITDA	$23,180	23,526	(1%)

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2011	2010	Change
Voice:
Long-distance minutes carried (in millions)	84.8	88.8	(5%)

Please refer to our three-month results of operations discussion for additional selected key performance indicators for the third quarters of 2011 and 2010.

Commercial Segment Revenues
The increase in data revenue is primarily due to a $4.3 million or 14% increase in managed services project revenue due to special project work.

Commercial Segment Cost of Goods Sold
The increase in data Cost of Goods Sold is primarily due to a $3.3 million or 15% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

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

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 9%, 8% and 12% of 2011 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Please refer to our three-month results of operations discussion for selected key performance indicators for the third quarters of 2011 and 2010.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 28% to $46.0 million in 2011 as compared to 2010. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers and absence of $1.7 million in denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010.  The denial has been appealed to the FCC and we cannot predict the likelihood of success.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $9.9 million in 2010 to $13.0 million in 2011 primarily due to the increase in data network capacity described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 46% to $20.3 million in 2011 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially off-set by an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the consolidated selling, general and administrative expense.

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

Please refer to our three-month results of operations discussion for selected key performance indicators for the third quarters of 2011 and 2010.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $17.3 million in 2010 to $17.0 million in 2011.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $3.4 million in 2010 to $4.1 million in 2011.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA decreased 42% to $3.0 million in 2011 primarily due to a decrease in revenue as described above in “Regulated Operations Segment Revenues” and an increase in Cost of Goods Sold as described above in “Regulated Operations Segment Cost of Goods Sold.”

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.6 million to $171.0 million in 2011.  Individually significant items contributing to the increase include:

•	A $1.6 million increase in bad debt expense primarily due to absence of settlements which resulted in the release of credit reserves in the third quarter of 2010,
•	A $1.5 million increase in health benefit costs, and
•	A $935,000 increase in labor costs.

These increases were partially off-set by a $2.5 million decrease in our company-wide success sharing bonus accrual and a $1.4 million decrease in share-based compensation expense.  The remainder of the increase is comprised of individually insignificant items.

As a percentage of total revenues, selling, general and administrative expenses were 34% in 2011 and 2010.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $820,000 to $93.1 million in 2011.

Other Expense, Net
Other expense, net of other income, increased 14% to $60.6 million in 2011 primarily due to a $9.1 million loss on extinguishment of debt.  On May 23, 2011, GCI, Inc., our wholly-owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 2021 Notes.  We used the net proceeds from this offering to repay and retire all of our outstanding 2014 Notes.  This increase was partially offset by a $1.3 million decrease in interest expense to $50.3 million.  The interest expense decrease is primarily due to the issuance of the 2021 Notes, which have a lower interest rate than the interest rate paid on our 2014 Notes.

Income Tax Expense
Income tax expense totaled $7.4 million and $10.3 million in 2011 and 2010, respectively. Our effective income tax rate increased from 48% in 2010 to 52% in 2011 primarily due to an increase in the amount of estimated permanent tax differences when compared to our estimated income before income tax expense in 2011 and 2010.

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

In January 2010 the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) approved our wholly-owned subsidiary, United Utilities, Inc.’s (“UUI”) application for an $88.2 million loan/grant combination to extend terrestrial broadband service for the first time to Bristol Bay and the Yukon-Kuskokwim Delta, an area in Alaska roughly the size of the state of North Dakota. Upon completion, this project, called TERRA-Southwest (“TERRA-SW”), will be able to serve over 9,000 households and over 700 businesses in the 65 covered communities. The project will also be able to serve numerous public/nonprofit/private community anchor institutions and entities, such as regional health care providers, school districts, and other regional and Alaska Native organizations. The RUS award, consisting of a $44.2 million loan and a $44.0 million grant, is made under the RUS Broadband Initiatives Program established pursuant to the American Recovery and Reinvestment Act. The award funds backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements. UUI began construction on TERRA-SW in 2010 and expects to complete the project in 2011.

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

In July 2011, Holdings entered into an Add-On Term Loan Supplement No. 2 (“Supplement No. 2”) to our Senior Credit Facility. The Supplement No. 2 provided for an additional $25.0 million term loan with an initial interest rate of LIBOR plus 2.5%, payable in accordance with the terms of our Senior Credit Facility.  Holdings used $15.0 million of the term loan proceeds to pay down outstanding revolving loans under our Senior Credit Facility, thus increasing availability under the revolving portion of our Senior Credit Facility.  The remaining $10.0 million was used for general corporate purposes.

On August 30, 2011, we entered into a financing arrangement under the New Markets Tax Credit (“NMTC”) program that provided $16.5 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.

In September 2011, the Regulatory Commission of Alaska approved our application for a $5.3 million grant to help fund TERRA-NW.  The NMTC arrangement discussed above and this grant award fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to begin construction on TERRA-NW in 2012 and expect to complete the project in 2014 or earlier if possible.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2011 and 2010, are summarized as follows (amounts in thousands):

	2011	2010
Operating activities	$96,526	112,156
Investing activities	(99,442)	(77,384)
Financing activities	4,480	(4,548)
Net increase in cash and cash equivalents	$1,564	30,224

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

Our cash expenditures for property and equipment, including construction in progress, totaled $126.9 million and $68.8 million during 2011 and 2010, respectively.  Our capital expenditures increased in 2011 primarily due to our TERRA-SW project.  We expect to recover a substantial portion of our TERRA-SW capital expenditures in subsequent periods through grant funds and loan draws under our TERRA-SW RUS award.  We expect our 2011 expenditures for property and equipment for our core operations, including construction in progress, to total $110.0 million to $120.0 million, depending on available opportunities and the amount of cash flow we generate during 2011, and excluding capital expenditures related to our TERRA-SW project.

Under our TERRA-SW RUS award, we have total available grant funds of $44.0 million.  We have received $15.3 million in grant funds during the nine months ended September 30, 2011, leaving $28.7 million remaining grant funds available as of September 30, 2011.  We have a $3.5 million grant fund receivable recorded as of September 30, 2011.  On October 21, 2011, we received an additional $5.4 million under the grant portion of the award.  After consideration of this transaction, we have $23.3 million remaining grant funds available.

We received $16.5 million in cash as part of entering into an NMTC financing transaction.  The cash is restricted for use on construction of TERRA-NW.

Financing Activities
Net cash provided by financing activities in 2011 consists primarily of proceeds from the issuance of our 2021 Notes and Supplements No. 1 and No. 2 under our Senior Credit Facility and borrowing under the revolving portion of our Senior Credit Facility.  These proceeds were off-set by retirement of our 2014 Notes and repayments under the revolving portion of our Senior Credit Facility, payment of debt issuance costs and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility, which at September 30, 2011 includes the Supplements No. 1 and No. 2 as discussed above, includes a $50.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  The term loan is fully drawn and a total of $73.0 million is outstanding as of September 30, 2011.  Under the revolving portion of the Senior Credit Facility, we have borrowed $23.0 million and have $349,000 of letters of credit outstanding, which leaves $51.7 million available for borrowing as of September 30, 2011.

Available TERRA-SW Borrowings Under RUS
Under our TERRA-SW RUS award, we have total available loan funds of $44.2 million.  We have borrowed $15.4 million in loan funds, leaving $28.8 million remaining loan funds available as of September 30, 2011.  On October 21, 2011, we received an additional $5.4 million under the loan portion of the award.  After consideration of this transaction, we have $23.4 million remaining loan funds available.

Debt Covenants
We are subject to covenants and restrictions set forth in the indentures governing our 2019 and 2021 Notes, Senior Credit Facility, RUS loans, and CoBank loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $114.4 million of repurchases as of September 30, 2011. We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases. During 2011 we repurchased 3.8 million shares of GCI common stock under the stock buyback program at a cost of $39.0 million. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under this Agreement bear interest at LIBOR plus 4.0% or less depending upon our Total Leverage Ratio (as defined) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30, 2011, we have borrowed $73.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $730,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
In the second quarter of 2010 we identified a material weakness associated with inadequately designed internal controls in our financial reporting process related to the USF high cost program support revenue accrual.  We began remediation in the third quarter of 2010 by strengthening the design and operation of our controls over the preparation and review of the USF high cost program support revenue accrual.  Our remediation efforts continued in the fourth quarter of 2010 and the first three quarters of 2011 and will continue in the fourth quarter of 2011.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this item, neither the Company, its property nor any of its subsidiaries or their property is a party to or subject to any material pending legal proceedings. We are parties to various claims and pending litigation as part of the normal course of business. We are also involved in several administrative proceedings and filings with the Federal Communications Commission (“FCC”) and state regulatory authorities. In the opinion of management, the nature and disposition of these matters are considered routine and arising in the ordinary course of business.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General ("OIG") initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution, of which $154,000, $661,000 and $741,000 were recognized in selling, general and administrative expense in the income statements in the years ending December 31, 2010, 2009 and 2008, respectively, was paid in January 2011; and

•
In August 2010, a company-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  We cannot predict the likelihood or nature of the total potential claims related to the accident.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)  Not applicable.

(b)  Not applicable.

(c) The following table provides information about repurchases of shares of our Class A and Class B common stock during the quarter ended September 30, 2011:

				(d) Maximum
			(c) Total	Number (or
			Number of	approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid per	Plans or	the Plan or
	Purchased1	Share	Programs2	Programs3
July 1, 2011 to
July 31, 2011	356,056	$11.90	356,056	$115,184,822
August 1, 2011 to
August 31, 2011	963,455	$8.99	963,455	$106,519,799
September 1, 2011 to
September 30, 2011	600,389	$8.32	600,236	$101,522,015
Total	1,919,900

1 Consists of 1,919,734 shares from open market purchases made under our publicly announced repurchase plan, 13 shares from private purchases made under our publicly announced repurchase plan and 153 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.
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
3 The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $290.2 million through September 30, 2011 consisting of $285.2 million through
June 30, 2011 and an additional $5.0 million during the three months ended September 30, 2011. We have made total repurchases under the program of $188.7 million through September 30, 2011. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to Board approval.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President,
Chief Financial Officer, Secretary and Treasurer *
10.192	Credit Agreement dated August 30, 2011 by and between Unicom, Inc. as borrower and Northern Development Fund VIII, LLC as Lender and Travois New Markets
Project CDE X, LLC as Lender and Waveland Sub CDE XVI, LLC as Lender and
Alaska Growth Capital Bidco, Inc. as Disbursing Agent (1)
101	The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements
of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Condensed
Notes to Interim Consolidated Financial Statements.

*	Filed herewith.
(1)	Incorporated by reference to the Company's Current Report on Form 8-K dated September 6, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 3, 2011
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	November 3, 2011
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 3, 2011
Lynda L. Tarbath	Officer (Principal Accounting Officer)