Form 10-Q
period 2012-09-30
GENERAL COMMUNICATION INC
filed 2012-11-08
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2012, was:

38,533,612 shares of Class A common stock; and
3,168,800 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		Page No.

Cautionary Statement Regarding Forward-Looking Statements		3

Part I. FINANCIAL INFORMATION

Item I.	Financial Statements

	Consolidated Balance Sheets (unaudited) as of September 30, 2012 and December 31, 2011	4

	Consolidated Income Statements (unaudited) for the three and nine months ended September 30, 2012 and 2011	6

	Consolidated Statements of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2012 and 2011	7

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	8

	Condensed Notes to Interim Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

Part II. OTHER INFORMATION
		48
Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	50

Other items are omitted, as they are not applicable.

SIGNATURES		51

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

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	September 30,	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$27,555	29,387

Receivables	183,097	141,827
Less allowance for doubtful receivables	3,740	5,796
Net receivables	179,357	136,031

Deferred income taxes	15,555	15,555
Prepaid expenses	8,151	7,899
Inventories	11,948	7,522
Other current assets	2,464	3,631
Total current assets	245,030	200,025

Property and equipment in service, net of depreciation	817,798	849,121
Construction in progress	92,600	42,918
Net property and equipment	910,398	892,039

Cable certificates	191,635	191,635
Goodwill	74,883	74,883
Wireless licenses	25,967	25,967
Deferred loan and senior notes costs, net of amortization of $4,117 and $2,880 at September 30, 2012 and December 31, 2011, respectively	11,566	12,812
Restricted cash	10,445	15,910
Other intangible assets, net of amortization	15,472	15,835
Other assets	14,449	17,214
Total other assets	344,417	354,256
Total assets	$1,499,845	1,446,320

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$7,766	8,797
Accounts payable	43,880	41,353
Deferred revenue	23,903	22,003
Accrued payroll and payroll related obligations	20,901	22,126
Accrued interest	21,358	6,680
Accrued liabilities	25,528	11,423
Subscriber deposits	1,125	1,250
Total current liabilities	144,461	113,632

Long-term debt, net	864,804	858,031
Obligations under capital leases, excluding current maturities	74,259	78,605
Obligation under capital lease due to related party, excluding current maturity	1,893	1,893
Deferred income taxes	124,619	114,234
Long-term deferred revenue	88,561	81,822
Other liabilities	25,705	24,456
Total liabilities	1,324,302	1,272,673

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 38,818 and
39,296 shares at September 30, 2012 and December 31, 2011, respectively; outstanding 38,625 and 39,043 shares at September 30, 2012 and December 31, 2011, respectively	25,543	26,179
Class B. Authorized 10,000 shares; issued and
outstanding 3,169 and 3,171 shares at September 30, 2012 and December 31, 2011, respectively; convertible on a share-per-share basis into Class A common stock	2,676	2,679
Less cost of 193 and 253 Class A common shares held
in treasury at September 30, 2012 and December 31, 2011, respectively	(1,707)	(2,225)
Paid-in capital	26,232	32,795
Retained earnings	107,022	97,911
Total General Communication, Inc. stockholders' equity	159,766	157,339
Non-controlling interest	15,777	16,308
Total stockholders’ equity	175,543	173,647
Total liabilities and stockholders’ equity	$1,499,845	1,446,320

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2012	2011	2012	2011
Revenues	$178,494	177,703	526,505	510,569
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	62,754	60,664	177,687	171,734
Selling, general and administrative expenses	58,228	54,453	181,258	171,043
Depreciation and amortization expense	32,120	30,653	97,850	93,298
Operating income	25,392	31,933	69,710	74,494
Other income (expense):
Interest expense (including amortization
of deferred loan fees)	(16,765)	(16,678)	(50,868)	(51,424)
Loss on extinguishment of debt	-	-	-	(9,111)
Interest income	2	22	8	30
Other	164	(59)	117	(92)
Other expense, net	(16,599)	(16,715)	(50,743)	(60,597)
Income before income tax expense	8,793	15,218	18,967	13,897
Income tax expense	(5,270)	(7,979)	(10,387)	(7,303)
Net income	3,523	7,239	8,580	6,594
Net loss attributable to non-controlling interest	177	-	531	-
Net income attributable to General Communication, Inc.	$3,700	7,239	9,111	6,594
Basic net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.09	0.16	0.22	0.14
Basic net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.09	0.16	0.22	0.14
Diluted net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.09	0.15	0.22	0.13
Diluted net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.09	0.15	0.22	0.13

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interest	Total Stockholders’ Equity
Balances at January 1, 2011	$69,396	2,677	(2,249)	37,075	92,200	-	199,099
Net Income	-	-	-	-	6,594	-	6,594
Common stock repurchases and retirements	(39,291)	-	-	-	-	-	(39,291)
Share-based compensation expense	-	-	-	4,193	-	-	4,193
Shares issued under stock option plan	915	-	-	-	-	-	915
Issuance of restricted stock awards	518	-	-	(518)	-	-	-
Investment by non-controlling interest	-	-	-	-	-	16,546	16,546
Other	(3)	3	9	-	-	-	9
Balances at September 30, 2011	$31,535	2,680	(2,240)	40,750	98,794	16,546	188,065

Balances at January 1, 2012	$26,179	2,679	(2,225)	32,795	97,911	16,308	173,647
Net income (loss)	-	-	-	-	9,111	(531)	8,580
Common stock repurchases and retirements	(13,189)	-	-	-	-	-	(13,189)
Share-based compensation expense	-	-	-	3,989	-	-	3,989
Shares issued under stock option plan	1,929	-	-	-	-	-	1,929
Issuance of restricted stock awards	10,621	-	-	(10,621)	-	-	-
Issuance of treasury shares related to deferred compensation payment	-	-	511	69	-	-	580
Other	3	(3)	7	-	-	-	7
Balances at September 30, 2012	$25,543	2,676	(1,707)	26,232	107,022	15,777	175,543

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

(Amounts in thousands)
	2012	2011
Cash flows from operating activities:
Net income	$8,580	6,594
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization expense	97,850	93,298
Deferred income tax expense	10,387	7,303
Share-based compensation expense	3,990	3,224
Loss on extinguishment of debt	-	9,111
Other noncash income and expense items	5,986	7,195
Change in operating assets and liabilities	(21,627)	(30,199)
Net cash provided by operating activities	105,166	96,526
Cash flows from investing activities:
Purchases of property and equipment	(104,351)	(126,900)
Grant proceeds	5,492	15,314
Restricted cash	5,465	16,546
Purchases of other assets and intangible assets	(3,741)	(4,635)
Other	-	233
Net cash used in investing activities	(97,135)	(99,442)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(62,659)	(414,733)
Borrowing on Senior Credit Facility	60,000	142,000
Purchase of treasury stock to be retired	(13,189)	(39,291)
Borrowing of other long-term debt	3,980	15,375
Investment by non-controlling interest	-	(16,546)
Issuance of 2021 Notes	-	325,000
Payment of Senior Notes call premiums	-	(4,728)
Payment of debt issuance costs	-	(3,512)
Proceeds from stock option exercises	1,929	915
Other	76	-
Net cash provided by (used in) financing activities	(9,863)	4,480
Net increase (decrease) in cash and cash equivalents	(1,832)	1,564
Cash and cash equivalents at beginning of period	29,387	33,070
Cash and cash equivalents at end of period	$27,555	34,634

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
•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of services within Alaska and between Alaska and the remaining United States and foreign countries.

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

(d)	Recently Issued Accounting Pronouncements
Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350)” allows an entity to assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess.  The updated guidance is effective for the quarter ending March 31, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our income statements, financial position or cash flows.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

ASU 2012-04, “Technical Corrections and Improvements” includes amendments that cover a wide range of topics in the Accounting Standards Codification (“ASC”). These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our income statements, financial position or cash flows.

(e)	Recently Adopted Accounting Pronouncements
ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our income statements, financial position or cash flows.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)”   allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.   The adoption of ASU 2011-08 on January 1, 2012, did not have a material impact on our income statements, financial position or cash flows.

ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” amended current guidance to achieve common fair value measurement and disclosure requirements in GAAP and IFRS.  The amendments generally represent clarification of Financial Accounting Standards Board ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.   The adoption of ASU 2011-04 on January 1, 2012, did not have a material impact on our income statements, financial position or cash flows.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Undistributed earnings for each year are allocated based on the contractual participation rights of Class A and Class B common shares as if the earnings for the year had been distributed.  In accordance with our Articles of Incorporation, if and when dividends are declared on our common stock in accordance with Alaska corporate law, equivalent dividends shall be paid with respect to the shares of Class A and Class B common stock. Both classes of common stock have identical dividend rights and would therefore share equally in our net assets in the event of liquidation. As such, we have allocated undistributed earnings on a proportionate basis.

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2012		2011
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$3,419	281	$6,728	511

Denominator:
Weighted average common shares outstanding	38,600	3,170	41,768	3,175
Basic net income attributable to GCI common stockholders per common share	$0.09	0.09	$0.16	0.16

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$3,419	281	$6,728	511
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	281	-	511	-
Effect of share based compensation that may be settled in cash or shares	-	-	(495)	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	(2)	-	(40)
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$3,700	279	$6,744	471

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2012		2011
	Class A	Class B	Class A	Class B
Denominator:
Number of shares used in basic computation	38,600	3,170	41,768	3,175
Conversion of Class B to Class A common shares outstanding	3,170	-	3,175	-
Unexercised stock options	230	-	304	-
Effect of share based compensation that may be settled in cash or shares	-	-	217	-
Number of shares used in per share computations	42,000	3,170	45,464	3,175
Diluted net income attributable to GCI common stockholders per common share	$0.09	0.09	$0.15	0.15

	Nine Months Ended September 30,
	2012		2011
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$8,420	691	$6,140	454

Denominator:
Weighted average common shares outstanding	38,614	3,170	42,940	3,177
Basic net income attributable to GCI common stockholders per common share	$0.22	0.22	$0.14	0.14

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$8,420	691	$6,140	454
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	691	-	454	-
Effect of share based compensation that may be settled in cash or shares	-	-	(571)	-
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares outstanding	-	(6)	-	(44)
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$9,111	685	$6,023	410

Denominator:
Number of shares used in basic computation	38,614	3,170	42,940	3,177
Conversion of Class B to Class A common shares outstanding	3,170	-	3,177	-
Unexercised stock options	235	-	348	-
Effect of share based compensation that may be settled in cash or shares	158	-	217	-
Number of shares used in per share computations	42,177	3,170	46,682	3,177

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2012		2011
	Class A	Class B	Class A	Class B

Diluted net income attributable to GCI common stockholders per common share	$0.22	0.22	$0.13	0.13

Weighted average shares associated with outstanding share awards for the three and nine months ended September 30, 2012 and 2011, which have been excluded from the computations of diluted EPS because the effect of including these share awards would have been anti-dilutive, consist of the following (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Shares associated with anti-dilutive unexercised stock options	82	95	88	39
Share based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	158	-	-	-

Shares associated with contingent awards for the three and nine months ended September 30, 2012 and 2011, which have been excluded from the computations of diluted EPS because the contingencies of these awards have not been met at September 30, 2012 and 2011, consist of the following (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Shares associated with contingent awards	58	50	58	50

(h)	Common Stock
Following are the changes in issued common stock for the nine months ended September 30, 2012 and 2011 (shares in thousands):

	Class A	Class B
Balances at December 31, 2010	44,213	3,178
Class B shares converted to Class A	6	(6)
Shares issued upon stock option exercises	157	-
Share awards issued	417	-
Shares retired	(3,802)	-
Other	(25)	-
Balances at September 30, 2011	40,966	3,172

Balances at December 31, 2011	39,296	3,171
Class B shares converted to Class A	2	(2)
Shares issued upon stock option exercises	284	-
Share awards issued	516	-
Shares retired	(980)	-
Shares acquired to settle minimum statutory tax withholding requirements	(292)	-
Other	(8)	-
Balances at September 30, 2012	38,818	3,169

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

During the three months ended September 30, 2012 and 2011, we repurchased 111,000 and 1.9 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $988,000 and $17.9 million, respectively.  During the nine months ended September 30, 2012 and 2011, we repurchased 980,000 and 3.8 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $10.0 million and $39.0 million, respectively.  The amount available under the stock buyback program is $99.8 million at September 30, 2012.  The repurchased stock was constructively retired as of September 30, 2012.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have complied and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

(i)	Revenue Recognition
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

Prior to the High Cost Order program changes we accrued Remote and Urban estimated program revenue quarterly based on current line counts, the most current rates paid to us, our assessment of the impact of current FCC regulations, and our assessment of the potential outcome of FCC proceedings. Our estimated accrued revenue was subject to our judgment regarding the outcome of many variables and was subject to upward or downward adjustments in subsequent periods.

Remote High Cost Support
The High Cost Order mandated that as of January 1, 2012, Remote high cost support is based upon the total 2011 support disbursed to all subject Competitive Eligible Telecommunications Carriers (“CETCs”) (“Statewide Support Cap”).  On January 1, 2012, the rates paid in the Remote areas were mandated and frozen by the USF and cannot exceed $250 per line per month on a study area basis.  Line count growth that causes the Statewide Support Cap to be exceeded triggers a pro rata support payment reduction to all subject Alaska CETCs until the support is reduced to the Statewide Support Cap amount.

In the Third Order on Reconsideration issued in May 2012 the FCC determined that Remote support will continue to be based on line counts until June 30, 2014, or the last full month prior to the establishment of a successor funding mechanism.  If a successor funding mechanism is operational on July 1, 2014, a 20% annual phase down will commence decreasing support 20% each annual period until no support is paid starting July 1, 2018.  If a successor funding mechanism is not operational on July 1, 2014, the phase down will not begin and the subject CETCs will continue to receive per-line based support (subject to the Statewide Support Cap) until a successor funding mechanism is operational.  A subject CETC may not receive both phase down support and support from a successor funding mechanism; one program or the other must be selected.  At this time we cannot predict the likelihood of a successor funding mechanism being operational on July 1, 2014, nor can we predict whether we can or will participate in a successor funding mechanism.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

As a result of the High Cost Order program changes for the areas designated Remote by the FCC, beginning in the fourth quarter of 2011 we accrue estimated program revenue based on current line counts and the rates mandated and frozen by the FCC, reduced as needed by our estimate of the impact of the Statewide Support Cap.  When determining the estimated program revenue accrual we also consider our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods.

Urban High Cost Support
The High Cost Order mandated that as of January 1, 2012, Urban high cost support payments are frozen at the monthly average of the subject CETC’s 2011 annual support.  A 20% annual phase down commenced July 1, 2012, decreasing support 20% each annual period until no support is paid starting July 1, 2016.  If a successor funding mechanism is not operational on July 1, 2014, the phase down will stop at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is operational.  Urban high cost support is no longer dependent upon line counts.

As a result of the High Cost Order program changes for the areas designated as Urban by the FCC we apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant.  Included in the calculation are the scheduled Urban high cost support payments from October 2011 through June 2014 net of our Urban accounts receivable balance at September 30, 2011.  An equal amount of this result is recognized as Urban support revenue each period.  At this time we cannot predict the likelihood of a successor funding mechanism being operational on July 1, 2014; therefore we have not included projected support payments beyond June 2014.

For both Remote and Urban high cost support revenue our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which is subject to change by future regulatory, legislative or judicial actions.  We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue.  We do not recognize revenue until our ETC status has been approved by the Regulatory Commission of Alaska (“RCA”).

We recorded high cost support revenue under the USF program of $10.7 million and $13.7 million for the three months ended September 30, 2012 and 2011, respectively, and $31.8 million and $39.7 million for the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, we have $31.7 million and $4.5 million in Remote and Urban high cost accounts receivable, respectively.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accounting estimates related to revenues from the USF high cost Remote area program are dependent on various inputs including our estimate of the Statewide Support Cap, our assessment of the impact of new FCC regulations, and the potential outcome of FCC proceedings.  These inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Effective in the fourth quarter of 2011, we changed our high cost support revenue recognition methodology due to the High Cost Order.  See Note 1(i) “Revenue Recognition” above for information.

(k)	Classification of Taxes Collected from Customers
 We report sales, use, excise, and value added taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between us and a customer on a net basis in our
 Income Statements.  The following are certain surcharges reported on a gross basis in our Consolidated Income Statements (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Surcharges reported gross	$1,214	1,300	4,094	4,100

(l)	Immaterial Error Correction
During the first quarter of 2012, we identified an error in the depreciable life of one fixed asset.  The error resulted in a $146,000 quarterly or $585,000 annual understatement of depreciation expense in 2007 through 2010 and a corresponding overstatement of net property and equipment in service for the same periods.  In the first and second quarters of 2011 the error resulted in a $146,000 quarterly understatement of depreciation expense and a corresponding overstatement of net property and equipment in service for the same periods.  In the third and fourth quarters of 2011 the error resulted in a $49,000 quarterly overstatement of depreciation expense and a corresponding understatement of net property and equipment in service for the same periods.  The net annual misstatement to 2011 was a $195,000 understatement to depreciation expense and a corresponding overstatement of net property and equipment in service for the same period.    In order to assess materiality of this error we considered SAB 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the impact of this error on prior period consolidated financial statements was immaterial. Although the error was and continues to be immaterial to prior periods, because of the significance of the out-of-period correction in the first quarter of 2012, we revised our prior period financial statements.  The impact of the immaterial error correction adjustment for the periods presented is as follows (amounts in thousands, except per share amounts):

Consolidated Balance Sheet as of December 31, 2011:	As Previously Reported	Adjustment	As Revised
Property and equipment in service, net of depreciation	$851,705	(2,584)	849,121
Net property and equipment	894,623	(2,584)	892,039
Total assets	1,448,904	(2,584)	1,446,320
Deferred income taxes	115,296	(1,062)	114,234
Total liabilities	1,273,735	(1,062)	1,272,673
Retained earnings	99,433	(1,522)	97,911
Total GCI stockholders' equity	158,861	(1,522)	157,339
Total stockholders' equity	175,169	(1,522)	173,647
Total liabilities and stockholders' equity	1,448,904	(2,584)	1,446,320

Consolidated Income Statement for the Three Months Ended September 30, 2011:	As Previously Reported	Adjustment	As Revised
Depreciation and amortization expense	30,702	(49)	30,653
Operating income	31,884	49	31,933
Income before income tax expense	15,169	49	15,218
Income tax expense	7,959	20	7,979
Net income	7,210	29	7,239

Consolidated Income Statement for the Nine Months Ended September 30, 2011:
Depreciation and amortization expense	93,054	244	93,298
Operating income	74,738	(244)	74,494
Income before income tax expense	14,141	(244)	13,897
Income tax expense	7,403	(100)	7,303
Net income	6,738	(144)	6,594
Basic net income attributable to General
Communication, Inc. common stockholders
per Class A common share	0.15	(0.01)	0.14
Basic net income attributable to General
Communication, Inc. common stockholders
per Class B common share	0.15	(0.01)	0.14

Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2011:
Retained earnings, balance at January 1, 2011	93,607	(1,407)	92,200
Net income	6,738	(144)	6,594
Retained earnings, balance at September 30, 2011	100,345	(1,551)	98,794
Total stockholders' equity, balance at January 1, 2011	200,506	(1,407)	199,099
Total stockholders' equity, balance at September 30, 2011	189,616	(1,551)	188,065

Consolidated Statement of Cash Flows for the
Nine Months Ended September 30, 2011:
Net income	6,738	(144)	6,594
Depreciation and amortization expense	93,054	244	93,298
Income tax expense	7,403	(100)	7,303

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)         Consolidated Statements of Cash Flows Supplemental Disclosures
 Changes in operating assets and liabilities consist of the following (amounts in thousands):

Nine Months Ended September 30,	2012	2011
Increase in accounts receivable, net	$(52,020)	(42,901)
Increase in prepaid expenses	(312)	(2,484)
Increase in inventories	(4,426)	(2,145)
Decrease in other current assets	1,167	282
Decrease in other assets	3,337	2,617
Increase (decrease) in accounts payable	(3,768)	10,517
Increase in deferred revenues	1,900	1,287
Decrease in accrued payroll and payroll related obligations	(1,320)	(2,057)
Increase (decrease) in accrued liabilities	14,616	(1,338)
Increase in accrued interest	14,678	8,513
Increase (decrease) in subscriber deposits	(125)	33
Increase (decrease) in long-term deferred revenue	5,739	(575)
Decrease in components of other long-term liabilities	(1,093)	(1,948)
	$(21,627)	(30,199)

The following item is for the nine months ended September 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Interest paid, net of amounts capitalized	$37,874	42,654

The following items are non-cash investing and financing activities for the nine months ended September 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Non-cash additions for purchases of property and equipment	$7,390	11,481
Deferred compensation distribution denominated in shares	$511	-
Asset retirement obligation additions to property and equipment	$644	222
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$-	294

(3)         Intangible Assets
 Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization expense	$1,275	1,517	3,900	4,673

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2012	$4,879
2013	4,044
2014	3,271
2015	2,051
2016	844

(4)         Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, net receivables, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at September 30, 2012 and December 31, 2011, follow (amounts in thousands):

	September 30,		December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$948,722	999,411	947,326	942,895
Other liabilities	25,705	24,928	24,456	23,627

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of the $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 issued by GCI, Inc., our wholly owned subsidiary, the $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019 issued by GCI, Inc., Rural Utilities Service debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our $80.0 million term loan is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2012 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,728	-	-
Total assets at fair value	$1,728	-	-

December 31, 2011 Assets
Deferred compensation plan assets (mutual funds)	$1,600	-	-
Total assets at fair value	$1,600	-	-

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(5)         Stockholders’ Equity

Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 3.8 million shares available for grant under the Stock Option Plan at September 30, 2012.

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

A summary of option activity under the Stock Option Plan for the nine months ended September 30, 2012, is presented below (share amounts in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in thousands)
Outstanding at January 1, 2012	1,087	$7.27
Exercised	(284)	$6.78
Forfeited	(14)	$5.86
Expired	(33)	$5.83
Outstanding at September 30, 2012	756	$7.54	3.80 years	$ 1,795
Exercisable at September 30, 2012	712	$7.59	3.63 years	$ 1,660

There were no options granted during the nine months ended September 30, 2012 and 2011.  The total fair value of options vested during the nine months ended September 30, 2012 and 2011, was $558,000 and $153,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the nine months ended September 30, 2012 and 2011, were $1.1 million and $264,000, respectively.  We received $1.9 million and $915,000 in cash from stock option exercises during the nine months ended September 30, 2012 and 2011, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the nine months ended September 30, 2012, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	1,556	$6.89
Granted	520	$9.58
Vested	(991)	$4.90
Forfeited	(9)	$10.88
Nonvested at September 30, 2012	1,076	$10.01

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following is a summary of our share-based compensation expense for the nine months ended September 30, 2012 and 2011 (amounts in thousands):

	2012	2011
Employee share-based compensation expense	$3,989	4,193
Adjustment to fair value of liability classified awards	1	(969)
Total share-based compensation expense	$3,990	3,224

Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $5.6 million relating to 1.1 million restricted stock awards (exclusive of contingent awards) and $139,000 relating to 44,000 unvested stock options as of September 30, 2012.  We expect to recognize share-based compensation expense over a weighted average period of 1.6 years for stock options and 2.0 years for restricted stock awards.

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

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the three and nine months ended September 30, 2012 and 2011, are allocated to our segments using segment margin for the years ended December 31, 2011 and 2010, respectively.  Bad debt expense for the three and nine months ended September 30, 2012 and 2011, is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the three and nine months ended September 30, 2012 and 2011, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We evaluate performance and allocate resources based on earnings before depreciation and amortization, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributable to non-controlling interest, and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2012 and 2011, follows (amounts in thousands):

Three months ended September 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2012
Revenues:
Intersegment	$(356)	45	1,417	-	47	1,153
External	86,807	27,475	36,208	22,685	5,319	178,494
Total revenues	86,451	27,520	37,625	22,685	5,366	179,647
Adjusted EBITDA	$20,916	15,383	9,892	12,249	1,009	59,449

2011
Revenues:
Intersegment	$-	-	1,382	-	4	1,386
External	89,267	29,467	35,572	17,407	5,990	177,703
Total revenues	89,267	29,467	36,954	17,407	5,994	179,089
Adjusted EBITDA	$30,373	13,729	9,117	8,844	1,038	63,101

Nine months ended September 30,	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2012
Revenues:
Intersegment	$-	210	4,228	-	145	4,583
External	263,114	78,680	105,015	63,431	16,265	526,505
Total revenues	263,114	78,890	109,243	63,431	16,410	531,088
Adjusted EBITDA	$69,718	41,235	26,958	32,561	3,227	173,699

2011
Revenues:
Intersegment	$-	-	4,207	-	117	4,324
External	266,238	79,715	101,617	46,041	16,958	510,569
Total revenues	266,238	79,715	105,824	46,041	17,075	514,893
Adjusted EBITDA	$87,024	37,953	23,180	20,264	2,959	171,380

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reportable segment revenues	$179,647	179,089	531,088	514,893
Less intersegment revenues eliminated in consolidation	1,153	1,386	4,583	4,324
Consolidated revenues	$178,494	177,703	526,505	510,569

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reportable segment Adjusted EBITDA	$59,449	63,101	173,699	171,380
Less depreciation and amortization expense	(32,120)	(30,653)	(97,850)	(93,298)
Less share-based compensation expense	(1,395)	(384)	(3,990)	(3,224)
Less non-cash contribution expense	-	-	(960)	-
Less net loss attributable to non-controlling interest	(177)	-	(531)	-
Plus net loss (income) attributable to equity investment	(164)	59	(117)	92
Less accretion expense	(201)	(190)	(541)	(456)
Consolidated operating income	25,392	31,933	69,710	74,494
Less other expense, net	(16,599)	(16,715)	(50,743)	(60,597)
Consolidated income before income tax expense	$8,793	15,218	18,967	13,897

(7)         Non-controlling Interest
On August 30, 2011, we entered into an arrangement under the New Markets Tax Credit (“NMTC”) program with US Bancorp to help fund a $35.2 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network (“NMTC #1”).  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to our TERRA-Southwest (“TERRA-SW”) network and provide a high capacity backbone connection from the served communities to the Internet.  Please see Note 13, “Commitments and Contingencies” in Item 8, “Consolidated Financial Statements and Supplementary Data” in our December 31, 2011, annual report on Form 10-K for more information about TERRA-SW.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the NMTC #1 transaction we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF, and as such, is entitled to substantially all of the benefits derived from the NMTCs. TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned $76.8 million in funds less payment of fees, at interest rates varying from 1% to 3.96%, to Unicom, our wholly owned subsidiary, as partial financing for TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash, held by Unicom, of $10.4 million and $15.9 million is included in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively.  We began construction on TERRA-NW in 2012 and expect to complete the project in 2014 or earlier if possible.

This transaction includes a put/call provision whereby we may be obligated or entitled to repurchase US Bancorp’s interest in TIF. We believe that US Bancorp will exercise the put option in August 2018 at the end of the compliance period.  The NMTC #1 is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC #1 arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of related tax credits until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of September 30, 2012.  The value attributed to the put/call is nominal.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We have determined that TIF is a VIE.  The consolidated financial statements of TIF include the CDEs discussed above.  The ongoing activities of the VIE – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp, US Bancorp’s lack of a material interest in the underlying economics of the project, and the fact that we are obligated to absorb losses of the VIE.  We concluded that we are the primary beneficiary and consolidated the VIE in accordance with the accounting standard for consolidation.  US Bancorp’s contribution, net of syndication fees and other direct costs incurred in structuring the arrangement, is included in Non-controlling Interest on the Consolidated Balance Sheets.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The following table summarizes the impact of the consolidated VIE as of September 30, 2012 and December 31, 2011 (amounts in thousands):

September 30, 2012
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$10,445	Restricted cash	$15,777	Non-controlling interest
6,101	Construction in progress	769	Retained earnings attributable to General Communication, Inc. common stockholders
$16,546		$16,546

December 31, 2011
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$15,910	Restricted cash	$16,308	Non-controlling interest
711	Construction in progress	313	Retained earnings attributable to General Communication, Inc. common stockholders
$16,621		$16,621

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
(Unaudited)

(8)         Commitments and Contingencies

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. While the ultimate results of these items cannot be predicted with certainty we do not expect, at this time, that the resolution of them will have a material adverse effect on our financial position, results of operations or liquidity.  In addition we are involved in the following matters:

•
In September 2008, the FCC's Office of Inspector General initiated an investigation regarding Alaska DigiTel LLC’s (“Alaska DigiTel”) compliance with program rules and requirements under the Lifeline Program. The request covered the period beginning January 1, 2004 through August 31, 2008 and related to amounts received for Lifeline service.  Alaska DigiTel was an Alaska based wireless communications company of which we acquired an 81.9% equity interest on January 2, 2007 and the remaining 18.1% equity interest on August 18, 2008 and was subsequently merged with one of our wholly owned subsidiaries in April 2009. Prior to August 18, 2008, our control over the operations of Alaska DigiTel was limited as required by the FCC upon its approval of our initial acquisition completed in January 2007. We responded to this request on behalf of Alaska DigiTel and the GCI companies as affiliates. On January 18, 2011 we reached an agreement with the FCC and the Department of Justice to settle the matter, which required us to contribute $1.6 million to the United States Treasury and granted us a broad release of claims including those under the False Claims Act.  The $1.6 million contribution was recognized in our 2008 through 2010 income statements and was paid in January 2011; and

•
In August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of September 30, 2012, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Income Statements.  Subsequent to September 30, 2012, final payments on all resolved claims were made and with the exception of any potential claims for environmental remediation, the claims related to the accident have been resolved within policy limits.  We cannot predict the likelihood or nature of any potential claims for environmental remediation.

Universal Service
As an ETC, we receive support from the USF to provide wireline local access and wireless service in high cost areas.  On November 29, 2011, the FCC published the High Cost Order which divided support to Alaska between Urban and Remote areas.  CETCs serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations is capped and is being distributed on a per-line basis until the later of July 1, 2014, or the last full month prior to the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Lifeline Support
On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.  We participate in the Lifeline program and recognized $3.3 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively, and $11.3 million and $12.9 million for the nine months ended September 30, 2012 and 2011, respectively.  Following are the significant reforms included in the order:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms as defined by USAC.  The replacement support reduced the wireless subscriber per line support $0.75 and took effect in August 2012.  This change did not have a material impact on our income statement, financial position or cash flows.  The FCC intends to further investigate whether this support amount is reasonable over the long term in the further rulemaking.

•
The order adopted a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012, to be completed by the end of 2012.  We have made significant progress toward completing the annual recertification process and do not expect this new rule to have a material impact on our income statement, financial position or cash flows.

•
The order adopted a “one per household” rule with “household” defined as an “economic unit.”  We do not expect this new rule to have a material impact on our income statement, financial position or cash flows.

The order adopted several other reforms but they are expected to have an insignificant or no impact on our income statement, financial position or cash flows.

In April 2012, the Office of Management and Budget rejected a requirement for biennial audits for all ETCs receiving more than $5.0 million annually from Lifeline.

As a related matter, in April 2012, the RCA issued a notice of inquiry to consider whether to modify the state-funded component of Lifeline support, which is currently $3.50 per month.   In May 2012, we responded in favor of preserving the current level of support.  We cannot predict the outcome of the support review proceedings or the impact on our income statement, financial position or cash flows.

Wireless Acquisition
On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), a wholly owned subsidiary of GCI, pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon and AT&T in Alaska.  After the transaction closes AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain Indefeasible Right to Use (“IRU”) capacity to AWN.  ACS also agreed to contribute its remaining wireless network assets and certain IRU capacity to AWN.  Upon the contribution of assets to AWN, ACS Member will own one-third of AWN and we will own two-thirds of AWN.  ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $60.0 million in excess of the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.  We are evaluating the accounting treatment for this transaction.

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

(9)         Subsequent Events
On October 1, 2012, the Wireless Agreement was amended to extend the deadlines for certain third party consents.  The consent from the International Brotherhood of Electrical Workers was subsequently obtained October 4, 2012.  The consent from ACS’s lenders was subsequently obtained November 1, 2012.

On October 3, 2012, the FCC announced our winning bids in the Mobility Fund I auction for a $3.2 million grant to partially fund expansion of our 3G wireless network to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements.  Upon review we accepted $2.3 million and plan to begin construction in 2012 and expect to complete the project in 2013.

On October 3, 2012, we entered into a second arrangement under the NMTC program with US Bancorp to fund $12.9 million of Phase 3 of our TERRA-NW project (“NMTC #2”).  Phase 3 of our TERRA-NW project continues the extension of terrestrial broadband service to additional rural Northwestern Alaska communities.  In connection with this NMTC #2 transaction we loaned $37.7 million to two special purpose entities created to effect the financing arrangement, at 1.0% interest due October 2, 2042.  Simultaneously, US Bancorp invested $17.5 million in these special purpose entities, and as such, is entitled to substantially all of the benefits derived from the NMTCs. The special purpose entities then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs less payment of placement fees of $3.2 million. The CDEs, in turn, loaned $52.0 million, at interest rates varying from 0.7099% to 0.7693%, to Unicom, our wholly owned subsidiary, as partial financing for Phase 3 of TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on Phase 3 of TERRA-NW.  Restricted cash of $12.9 million was received by Unicom on October 3, 2012.  We plan to begin construction on Phase 3 of TERRA-NW in 2013 and expect to complete the project in 2014.

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

The national economy continues to see persistent unemployment and slow economic growth and even once stabilized is not expected to return quickly to a period of strong growth.  Should the national economy deteriorate further, it could lead to reductions in consumer spending which could impact our revenue growth.  We believe the Alaska economy continues to perform well compared to most other states at the current time.  The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term. This cash reserve is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product.  The majority of our revenue is driven by the strength of the Alaska economy which appears to have weathered the economic pressures relatively well to date.  Nonetheless we cannot predict the impact the nation’s future economic situation may have on us in the future.

On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), a wholly owned subsidiary of GCI, pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon and AT&T in Alaska.  After the transaction closes AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

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

As an eligible telecommunications carrier (“ETC”), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the Federal Communications Commission (“FCC”) published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”).  The High Cost Order defined Urban and Remote areas and divided support to Alaska between these two areas.  Support for competitive eligible telecommunications carriers (“CETCs”) serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, with capped support per provider per service area as of January 1, 2012, and commencing a five-step phase-down on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations will continue to be distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

The High Cost Order Remote and Urban program changes primarily impacted our Consumer segment.  We expect that the High Cost Order Remote and Urban program changes will result in decreased Consumer segment voice revenue of approximately $1.6 million and decreased Consumer segment wireless revenue of approximately $1.7 million for the year ending December 31, 2012, as compared to the year ended December 31, 2011.  At September 30, 2012, we have $31.7 million and $4.5 million in Remote and Urban high cost accounts receivable, respectively.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.  Following are the reforms included in the order that we expect to impact Consumer segment wireless revenue in the year ending December 31, 2012:

•
The order adopted on an interim basis a flat rate of $9.25 to replace the support previously available under Tier I through Tier III support mechanisms as defined by USAC.  The replacement support reduced the wireless subscriber per line support $0.75 and took effect in August 2012.  The FCC intends to further investigate whether this support amount is reasonable over the long term in further rulemaking.

•
The order adopted a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012, to be completed by the end of 2012.  We have made significant progress toward completing the annual recertification process.

We have recognized $11.2 million in Consumer wireless Lifeline revenue for the nine months ended September 30, 2012.  We expect that these Lifeline program changes will result in decreased Consumer segment wireless revenue in the range of $850,000 to $950,000 for the year ending December 31, 2012, as compared to the year ended December 31, 2011, and in the range of $2.5 million to $3.0 million for the year ending December 31, 2013, as compared to the year ending December 31, 2012.

As a related matter, in April 2012 the Regulatory Commission of Alaska (“RCA”) issued a notice of inquiry to consider whether to modify the state-funded component of Lifeline support, which is currently $3.50 per month.  In May 2012, we responded in favor of preserving the current level of support.  We cannot predict the outcome of the support review proceedings or the impact on our income statement, financial position or cash flows.

In November 2010, Verizon acquired a license for 700 MHz wireless spectrum covering Alaska.  Verizon has been building an LTE network in 2012 and subsequently we expect they will be an additional competitor where our markets overlap.  We cannot predict the potential impact this new competition may have on us in the future.

On October 3, 2012, we entered into a second arrangement under the New Markets Tax Credit (“NMTC”) program with US Bancorp for $12.9 million to fund the further extension of terrestrial broadband service to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network (“Phase 3 of TERRA-NW”) (“NMTC #2”).  In connection with this NMTC #2 transaction we loaned $37.7 million to two special purpose entities created to effect the financing arrangement, at 1.0% interest due October 2, 2042.  Simultaneously, US Bancorp invested $17.5 million in these special purpose entities, and as such, is entitled to substantially all of the benefits derived from the NMTCs. The special purpose entities then contributed US Bancorp’s contribution and the loan proceeds to certain community development entities (“CDEs”) less payment of placement fees of $3.2 million. The CDEs, in turn, loaned $52.0 million, at interest rates varying from 0.7099% to 0.7693%, to Unicom, our wholly owned subsidiary, as partial financing for Phase 3 of TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on Phase 3 of TERRA-NW.  Restricted cash of $12.9 million was received by Unicom on October 3, 2012.  We plan to begin construction on Phase 3 of TERRA-NW in 2013 and expect to complete the project in 2014.

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

Results of Operations

The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousands):

			Percentage			Percentage
	Three Months Ended		Change1	Nine Months Ended		Change1
	September 30,		2012	September 30,		2012
	2012	2011	vs. 2011	2012	2011	vs. 2011

Income Statement Data:
Revenues:
Consumer segment	49%	50%	(3%)	50%	52%	(1%)
Network Access segment	15%	17%	(7%)	15%	16%	(1%)
Commercial segment	20%	20%	2%	20%	20%	3%
Managed Broadband segment	13%	10%	30%	12%	9%	38%
Regulated Operations segment	3%	3%	(11%)	3%	3%	(4%)
Total revenues	100%	100%	0%	100%	100%	3%
Selling, general and administrative expenses	33%	31%	7%	34%	34%	6%
Depreciation and amortization expense	18%	17%	5%	19%	18%	5%
Operating income	14%	18%	(20%)	13%	15%	(6%)
Other expense, net	9%	9%	(1%)	10%	12%	(16%)
Income before income tax expense	5%	9%	(42%)	4%	3%	36%
Net income	2%	4%	(51%)	2%	1%	30%
Net income attributable to GCI	2%	4%	(49%)	2%	1%	38%

1 Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributable to non-controlling interest and non-cash contribution adjustment (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Three Months Ended September 30, 2012 (“third quarter of 2012”) Compared to Three Months Ended September 30, 2011 (“third quarter of 2011”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased slightly from $177.7 million in the third quarter of 2011 to $178.5 million in the third quarter of 2012.  Revenue increases in our Commercial and Managed Broadband segments were partially off-set by decreased revenue in our Consumer, Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 3% from $60.7 million in the third quarter of 2011 to $62.8 million in the third quarter of 2012.  Cost of Goods Sold increases in our Consumer and Managed Broadband segments were partially off-set by decreased Cost of Goods Sold in our Network Access, Commercial and Regulated Operations segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 49% of the third quarter of 2012 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Voice	$9,968	13,164	(24%)
Video	28,394	29,155	(3%)
Data	21,379	18,088	18%
Wireless	27,066	28,860	(6%)
Total Consumer segment revenue	$86,807	89,267	(3%)

Consumer segment Cost of Goods Sold represented 53% of the third quarter of 2012 consolidated Cost of Goods Sold.  The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Voice	$2,340	2,555	(8%)
Video	12,668	12,994	(3%)
Data	1,449	1,351	7%
Wireless	16,570	10,536	57%
Total Consumer segment Cost of Goods Sold	$33,027	27,436	20%

Consumer segment Adjusted EBITDA, representing 35% of the third quarter of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Consumer segment Adjusted EBITDA	$20,916	30,373	(31%)

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	71,900	79,100	(9%)
Local access lines in service on GCI facilities1	66,900	73,200	(9%)
Video:
Basic subscribers2	122,200	126,400	(3%)
Digital programming tier subscribers3	72,000	76,700	(6%)
HD/DVR converter boxes4	89,200	87,400	2%
Homes passed	248,400	239,800	4%
Average monthly revenue per subscriber5	$77.45	$76.85	1%
Data:
Cable modem subscribers6	113,100	106,800	6%
Wireless:
Lifeline wireless lines in service7	35,500	43,100	(18%)
Non-Lifeline wireless lines in service8	87,300	82,700	6%
Average monthly revenue per subscriber9	$67.98	$72.60	(6%)

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

7 A Lifeline wireless line in service is defined as a revenue generating wireless device that is eligible for Lifeline support.
8 A non-Lifeline wireless line in service is defined as a revenue generating wireless device that is not eligible for Lifeline support.
9 Average monthly consumer wireless revenues divided by the average of consumer Lifeline and non-Lifeline wireless subscribers at the beginning and end of each month in the period.

Consumer Segment Revenues
The decrease in voice revenue is primarily due to:
•
A 30% decrease in local service high cost support to $2.0 million due to the changes in the high cost support program as discussed above in the General Overview section of this Item 2, changes in the variables used to calculate our estimate and a decrease in subscribers, and

•	A 24% decrease in local service plan fee revenue to $3.8 million due to decreased subscribers and a rate decrease to one of our popular plans.

The increase in data revenue is primarily due to a 17% increase in cable modem revenue to $18.9 million due to increased subscribers and our subscribers’ selection of plans that offer higher speeds.

The decrease in wireless revenue is primarily due to:
•
A 19% decrease in wireless high cost support to $8.0 million due to the changes in the high cost support program as discussed above in the General Overview section of this Item 2 and changes in the variables used to calculate our Remote high-cost estimate, and

•
A 22% decrease in Lifeline support to $3.2 million primarily due to decreased subscribers resulting from the recertification program started in June 2012 and discussed above in the General Overview section of this Item 2.

These decreases were partially offset by an increase in plan fee revenue due to our subscribers’ selection of plans that offer more data and an increase in non-Lifeline subscribers.

Consumer Segment Cost of Goods Sold
The wireless Cost of Goods Sold increase is primarily due to increased costs for roaming and increased costs for wireless handset equipment sales.  The increase in roaming costs is due to the end of free network service as discussed above in the General Overview section of this Item 2 and an increase in data usage by our customers.  The increase in handset sales is due to an increased number of premium wireless smartphone handsets which have higher costs and an increased number of handsets issued to new customers and those extending their service.  This increase in smartphones resulted in an increase in data usage.

Consumer Segment Adjusted EBITDA
The decrease in Adjusted EBITDA is primarily due to decreased revenue as discussed above in “Consumer Segment Revenues”, increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment due to an increase in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network access segment revenue represented 15% of the third quarter of 2012 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Voice	$5,664	6,213	(9%)
Data	14,093	17,140	(18%)
Wireless	7,718	6,114	26%
Total Network Access segment revenue	$27,475	29,467	(7%)

Network Access segment Cost of Goods Sold represented 10% of the third quarter of 2012 consolidated Cost of Goods Sold.  The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Voice	$2,307	3,460	(33%)
Data	3,433	5,697	(40%)
Wireless	454	374	21%
Total Network Access segment Cost of Goods Sold	$6,194	9,531	(35%)

Network Access segment Adjusted EBITDA, representing 26% of the third quarter of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Network Access segment Adjusted EBITDA	$15,383	13,729	12%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Network Access Segment Revenues
The decrease in data revenue is primarily due to the absence in the third quarter of 2012 of $1.9 million in revenue for special project work for a new customer recognized in the third quarter of 2011.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to Intrastate Access Reform which eliminated the incumbent local exchange carrier’s (“ILEC”) ability to bill long distance carriers for certain intrastate line charges.

The decrease in data Cost of Goods Sold is primarily due to the absence in the third quarter of 2012 of $1.8 million in Cost of Goods Sold recognized in the third quarter of 2011 related to the special project work revenue described above in “Network Access Segment Revenues.”

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  This change was partially offset by decreased revenue as described above in “Network Access Segment Revenues.”

Commercial Segment Overview
Commercial segment revenue represented 20% of the third quarter of 2012 consolidated revenues. Commercial segment data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support. This latter category can vary significantly based on project activity. The components of Commercial segment revenue are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Voice	$6,896	7,137	(3%)
Video	3,142	2,830	11%
Data	23,622	23,040	3%
Wireless	2,548	2,565	(1%)
Total Commercial segment revenue	$36,208	35,572	2%

Commercial segment Cost of Goods Sold represented 26% of the third quarter of 2012 consolidated Cost of Goods Sold.  The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Voice	$2,434	3,001	(19%)
Video	486	542	(10%)
Data	11,906	12,522	(5%)
Wireless	1,781	1,167	53%
Total Commercial segment Cost of Goods Sold	$16,607	17,232	(4%)

Commercial segment Adjusted EBITDA, representing 16% of the third quarter of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

	Third Quarter of		Percentage
	2012	2011	Change
Commercial segment Adjusted EBITDA	$9,892	9,117	9%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	September 30,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	51,800	50,800	2%
Local access lines in service on GCI facilities1	30,500	27,200	12%

Data:
Cable modem subscribers2	11,600	11,100	5%

Wireless:
Wireless lines in service3	16,600	14,900	11%

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

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to decreased Cost of Goods Sold and an increase in revenue.  These changes were partially offset by an increase in the selling, general and administrative expense that was allocated to our Commercial segment due to an increase in consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 13%, 8% and 21% of the third quarter of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 30% to $22.7 million in the third quarter of 2012 as compared to the third quarter of 2011. The increase is primarily due to:

•
A $4.2 million increase in monthly contract revenue due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers, and

•	A $1.1 million increase in product sales to our customers.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased 15% to $5.2 million in the third quarter of 2012 as compared to the third quarter of 2011.  The increase is primarily due to Cost of Goods Sold associated with the product sales revenue described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 39% to $12.2 million in the third quarter of 2012 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues."  This change was partially offset by an increase in Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the 2011 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 3% and 2% of the third quarter of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

A selected key performance indicator for our Regulated Operations segment follows:

	September 30,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service on GCI facilities1	8,500	9,300	(9%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $6.0 million in the third quarter of 2011 to $5.3 million in the third quarter of 2012.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold decreased from $1.9 million in the third quarter of 2011 to $1.7 million in the third quarter of 2012.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA was $1.0 million in each of the third quarters of 2011 and 2012.

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 7% to $58.2 million in the third quarter of 2012.  Individually significant items contributing to the increase include:

•	A $1.9 million increase in labor costs,
•	A $919,000 increase in share-based compensation expense,
•	A $599,000 increase in workers compensation expense, and
•	$456,000 in transaction costs related to the transactions described in the Wireless Agreement as discussed in the General Overview section of this Item 2.

These increases were partially offset by a $1.0 million decrease in health benefit costs.

As a percentage of total revenues, selling, general and administrative expense increased from 31% in the third quarter of 2011 to 33% in the third quarter of 2012.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 5% to $32.1 million in the third quarter of 2012 primarily due to new assets placed in service in 2011 and through September 2012 partially offset by assets which became fully depreciated during 2012.

Other Expense, Net
Other expense, net of other income, decreased 1% to $16.6 million in the third quarter of 2012.

Income Tax Expense
Income tax expense totaled $5.3 million and $8.0 million in the third quarters of 2012 and 2011, respectively.  Our effective income tax rate increased from 52% in the third quarter of 2011 to 60% in the third quarter of 2012, primarily due to an increase in the amount of estimated permanent tax differences as compared to our estimated net income before income tax expense in 2012 as compared to 2011.

At September 30, 2012, we have income tax net operating loss carryforwards of $306.4 million that will begin expiring in 2019 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $126.0 million associated with income tax net operating losses that were generated from 1999 to 2012 and that expire from 2019 to 2032, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 53% to 58% in the year ending December 31, 2012, primarily due to the large amount of permanent differences expected in 2012 as compared to our net income before income tax expense.

Nine Months Ended September 30, 2012 (“2012”) Compared to Nine Months Ended September 30, 2011 (“2011”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 3% from $510.6 million in 2011 to $526.5 million in 2012.  Revenue increases in our Commercial and Managed Broadband segments were partially off-set by decreased revenues in our Consumer, Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 3% from $171.7 million in 2011 to $177.7 million in 2012.  Cost of Goods Sold increases in our Consumer, Managed Broadband and Regulated Operations segments were partially off-set by decreased Cost of Goods Sold in our Network Access and Commercial segments.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 50% of 2012 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$31,731	40,541	(22%)
Video	86,651	89,040	(3%)
Data	63,351	52,046	22%
Wireless	81,381	84,611	(4%)
Total Consumer segment revenue	$263,114	266,238	(1%)

Consumer segment Cost of Goods Sold represented 52% of 2012 consolidated Cost of Goods Sold.  The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$6,982	8,194	(15%)
Video	38,196	39,982	(4%)
Data	4,295	4,265	1%
Wireless	42,759	30,314	41%
Total Consumer segment Cost of Goods Sold	$92,232	82,755	11%

Consumer segment Adjusted EBITDA, representing 40% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Consumer segment Adjusted EBITDA	$69,718	87,024	(20%)

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	September 30,		Percentage
	2012	2011	Change
Video:
Average monthly revenue per subscriber1	$78.01	$77.06	1%
Wireless:
Average monthly revenue per subscriber2	$68.11	$70.89	(4%)

1 Average monthly consumer video revenues divided by the average of consumer basic subscribers at the beginning and end of each month in the period.
2 Average monthly consumer wireless revenues divided by the average of consumer Lifeline and non-Lifeline wireless subscribers at the beginning and end of each month in the period.

Consumer Segment Revenues
The decrease in voice revenue is primarily due to:
•
A 29% decrease in local service high cost support to $6.2 million due to the changes in the high cost support program as discussed above in the General Overview section of this Item 2, changes in the variables used to calculate our estimate and a decrease in subscribers,

•	A 21% decrease in local service plan fee revenue to $12.3 million due to decreased subscribers and a rate decrease to one of our popular plans, and
•
A 41% decrease in long distance usage revenue to $1.9 million due to the lower rates mandated by the Intrastate Access Reform which went into effect in the third quarter of 2011 along with our introduction of a popular new plan offering unlimited interstate and intrastate calling.

The increase in data revenue is primarily due to:
•	A 19% increase in cable modem revenue to $55.0 million due to increased subscribers and our subscribers’ selection of plans that offer higher speeds, and
•	A 78% increase in excess usage revenue to $5.8 million due to customers moving from plans with unlimited usage to plans with limited usage.

The decrease in wireless revenue is primarily due to:
•
A 17% decrease in wireless high cost support to $23.8 million due to the changes in the high cost support program as discussed above in the General Overview section of this Item 2 and changes in the variables used to calculate our Remote high-cost estimate, and

•
A 12% decrease in Lifeline support revenue to $11.2 million primarily due to decreased subscribers resulting from the recertification program started in June 2012 and discussed above in the General Overview section of this Item 2.

These decreases were partially offset by an increase in plan fee revenue due to our subscribers’ selection of plans that offer more data and an increase in non-Lifeline subscribers.

Consumer Segment Cost of Goods Sold
The decrease in video Cost of Goods Sold is primarily due to decreased costs resulting from programming changes and a decrease in subscribers.

The wireless Cost of Goods Sold increase is primarily due to increased costs for roaming, increased costs for wireless handset equipment sales and a change in the allocation of network maintenance costs.  The increase in roaming costs is due to the end of free network service as discussed above in the General Overview section of this Item 2 and an increase in data usage by our customers.  The increase in handset sales is due to an increased number of premium wireless smartphone handsets which have higher costs and an increased number of handsets issued to new customers and those extending their service.  This increase in smartphones resulted in an increase in data usage.  The change in allocation of network maintenance costs resulted in an increase to our Consumer segment and a decrease to our Network Access, Commercial and Managed Broadband segments.

Consumer Segment Adjusted EBITDA
The decrease in Adjusted EBITDA is due to a decrease in revenue as described above in “Consumer Segment Revenues” and increased Cost of Goods Sold as described above in “Consumer Segment Cost of Goods Sold” and an increase in the selling, general and administrative expense that was allocated to our Consumer segment due to an increase in consolidated selling, general and administrative expense.

Network Access Segment Overview
Network access segment revenue represented 15% of 2012 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$17,190	18,124	(5%)
Data	41,858	47,135	(11%)
Wireless	19,632	14,456	36%
Total Network Access segment revenue	$78,680	79,715	(1%)

Network Access segment Cost of Goods Sold represented 10% of 2012 consolidated Cost of Goods Sold.  The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$6,990	9,841	(29%)
Data	10,387	12,055	(14%)
Wireless	1,026	876	17%
Total Network Access segment Cost of Goods Sold	$18,403	22,772	(19%)

Network Access segment Adjusted EBITDA, representing 24% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Network Access segment Adjusted EBITDA	$41,235	37,953	9%

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Network Access Segment Revenues
The decrease in data revenue is primarily due to:

•
A $2.3 million decrease from loss of a certain customer which had been leasing capacity to service a specific end-user.  This end-user’s service is now provided as a SchoolAccess® customer and its revenue is now reported in our Managed Broadband segment, and

•	Absence in 2012 of $1.9 million in revenue for special project work for a new customer recognized in 2011.

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to Intrastate Access Reform which eliminated the ILECs’ ability to bill long distance carriers for certain intrastate line charges.

Network Access Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to decreased Cost of Goods Sold as described above in “Network Access Segment Cost of Goods Sold.”  This change is partially offset by decreased revenue as described above in “Network Access Segment Revenues” and an increase in the selling, general and administrative expense that was allocated to our Network Access segment primarily due to an increase in the consolidated selling, general and administrative expense.

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

			Percentage
	2012	2011	Change
Voice	$20,786	22,050	(6%)
Video	9,498	8,606	10%
Data	67,376	63,653	6%
Wireless	7,355	7,308	1%
Total Commercial segment revenue	$105,015	101,617	3%

Commercial segment Cost of Goods Sold represented 27% of 2012 consolidated Cost of Goods Sold.  The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$7,568	10,514	(28%)
Video	1,476	1,581	(7%)
Data	34,051	33,660	1%
Wireless	4,714	3,275	44%
Total Commercial segment Cost of Goods Sold	$47,809	49,030	(2%)

Commercial segment Adjusted EBITDA, representing 15% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Commercial segment Adjusted EBITDA	$26,958	23,180	16%

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

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 12%, 8% and 19% of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 38% to $63.4 million in 2012 as compared to 2011. The increase is primarily due to:

•
A $13.8 million increase in monthly contract revenue due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.  This revenue increase includes $2.3 million earned from a new customer previously purchasing service from another vendor. This vendor was a Network Access customer therefore this revenue increase is off-set by a corresponding decrease in our Network Access segment,

•	A $2.0 million increase in product sales to our customers, and
•
Recognition of $1.6 million in previously denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009.  We had appealed the funding denial and received notice during the second quarter of 2012 that our appeal was successful and the funding was reinstated.

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 61% to $32.6 million in 2012 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially offset by an increase in the Cost of Goods Sold and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the 2011 segment margin upon which the selling, general and administrative expense allocation is based.

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

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $17.0 million in 2011 to $16.3 million in 2012.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $4.1 million in 2011 to $4.9 million in 2012.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA increased from $3.0 million in 2011 to $3.2 million in 2012 primarily due to a decrease in the selling, general and administrative expense which was almost entirely offset by a decrease in revenue and an increase in Cost of Goods Sold.  The decrease in selling, general and administrative expense is primarily due to non-capitalizable TERRA-SW expenses recorded in 2011.

See note 6 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income tax expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6% to $181.3 million in 2012.  Individually significant items contributing to the increase include:

•	A $4.3 million increase in labor costs,
•	$2.5 million in transaction costs related to the transactions described in the Wireless Agreement as discussed in the General Overview section of this Item 2,
•	A $960,000 increase in contribution expense related to donated services to the University of Alaska, and
•	An $880,000 increase in employer-paid payroll taxes primarily due to a large number of restricted stock awards that vested in 2012 and increased labor costs.

As a percentage of total revenues, selling, general and administrative expense was 34% in 2011 and 2012.

Depreciation and Amortization Expense
Depreciation and amortization expense increased 5% to $97.9 million in 2012 primarily due to new assets placed in service in 2011 and through September 2012 partially offset by assets which became fully depreciated during 2012.

Other Expense, Net
Other expense, net of other income, decreased 16% to $50.7 million in 2012 primarily due to the absence of a $9.1 million loss on extinguishment of debt.  On May 23, 2011, GCI, Inc., our wholly owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”).  We used the net proceeds from this offering to repay and retire all of our outstanding senior unsecured notes due 2014.

Income Tax Expense
Income tax expense totaled $10.4 million and $7.3 million in 2012 and 2011, respectively.  Our effective income tax rate increased from 53% in 2011 to 55% in 2012, primarily due to an increase in the amount of estimated permanent tax differences as compared to our estimated net income before income tax expense in 2012 as compared to 2011.

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

ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $60.0 million in excess of the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.

We will manage AWN and receive a management fee of 4% of free cash flow as defined in the Wireless Agreement in the first two years of operations.  The management fee will increase to 6% in the third and fourth years of the agreement and 8% after the fourth year of the agreement.  The management fee will be paid before distributions to the owners.

In July 2012, we received payment for the sale of a $4.5 million Indefeasible Right to Use (“IRU”).

As discussed in the General Overview section of this Item 2 the FCC published the High Cost Order in November 2011.  The program changes will impact our liquidity minimally in 2012 and we are evaluating the impact the program changes will have on our liquidity in later years as the FCC considers successor funding mechanisms.

In February 2012 the FCC released reforms to the USF’s Lifeline program.  The reforms include a rate change and a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012, to be completed by the end of 2012.  We have made significant progress toward completing the recertification process and expect that these Lifeline program changes will result in decreased revenue and liquidity in the range of $850,000 to $950,000 for the year ending December 31, 2012, as compared to the year ended December 31, 2011, and in the range of $2.5 million to $3.0 million for the year ending December 31, 2013, as compared to the year ending December 31, 2012.

On August 30, 2011, we entered into a financing arrangement under the NMTC program that provided $16.5 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to our TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.  The net cash received is recorded as Restricted Cash on our Consolidated Balance Sheets.  We have used $6.1 million of Restricted Cash to fund TERRA-NW capital expenditures through September 30, 2012.

In September 2011, the RCA approved our application for a $5.3 million grant to help fund TERRA-NW.  The grant was increased to $6.3 million in January 2012.  We have received $1.5 million in grant funds during 2012.  The NMTC arrangement discussed above and this grant award partially fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to fund an additional $12.7 million for TERRA-NW and began construction in 2012 and expect to complete the project in 2014 or earlier if possible.

On October 3, 2012, the FCC announced our winning bids in the Mobility Fund I auction for a $3.2 million grant to partially fund expansion of our 3G wireless network to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements.  Upon review we accepted $2.3 million and plan to begin construction in 2012 and expect to complete the project in 2013.

On October 3, 2012, we entered into a second arrangement under the NMTC program that provided $12.9 million in net cash to help fund Phase 3 of our TERRA-NW project.  Phase 3 of our TERRA-NW project continues the extension of terrestrial broadband service to additional rural Northwestern Alaska communities.  We plan to begin construction on Phase 3 of TERRA-NW in 2013 and expect to complete the project in 2014.

We have a remaining non-cancelable agreement to purchase wireless equipment of $4.1 million and $8.1 million during the years ending December 31, 2013 and 2014, respectively.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2012 and 2011, are summarized as follows (amounts in thousands):

	2012	2011
Operating activities	$105,166	96,526
Investing activities	(97,135)	(99,442)
Financing activities	(9,863)	4,480
Net increase (decrease) in cash and cash equivalents	$(1,832)	1,564

Operating Activities
The increase in cash flows provided by operating activities is due primarily to increases in accrued interest due to timing of payments and in long-term deferred revenue primarily due to the IRU sale discussed above.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $104.4 million and $126.9 million during 2012 and 2011, respectively.  Our capital expenditures decreased in 2012 primarily due to completion of our TERRA-SW project which was placed in service in December 2011.  We expect our 2012 expenditures for property and equipment for our core operations, including construction in progress, to total $145.0 million to $150.0 million, depending on available opportunities and the amount of cash flow we generate during 2012.

Under our TERRA-SW Rural Utilities Service (“RUS”) award, we had total available grant funds of $44.0 million.  We have received $3.9 million in grant funds in 2012 for a total receipt of $39.0 million in grant funds under this award through September 30, 2012, leaving $5.0 million remaining grant funds available as of September 30, 2012.  We have a $1.1 million grant fund receivable recorded as of September 30, 2012.

Under our TERRA-NW RCA award, we had total available grant funds of $6.3 million.  We have received $1.5 million in grant funds in 2012 for a total receipt of $1.5 million in grant funds under this award through September 30, 2012, leaving $4.8 million remaining grant funds available as of September 30, 2012.  We have a $2.0 million grant fund receivable recorded as of September 30, 2012.

Financing Activities
Net cash used by financing activities in 2012 consists primarily of repayment of the revolving portion of our Senior Credit Facility, other long-term debt and capital lease obligations and repurchases of GCI common stock.  These activities were partially offset by proceeds from borrowings on the term and revolving portions of our Senior Credit Facility and other long-term debt.

Available Borrowings Under Senior Credit Facility
We have a facility which includes an $80.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit (“Senior Credit Facility”).  The term loan is fully drawn at September 30, 2012.  Under the revolving portion of the Senior Credit Facility we have $349,000 of letters of credit outstanding, which leaves $74.7 million available for borrowing as of September 30, 2012.  A total of $80.0 million is outstanding as of September 30, 2012.

Available TERRA-SW Borrowings Under RUS
Under our TERRA-SW RUS award, we had total available loan funds of $44.2 million.  We have borrowed $4.0 million in loan funds in 2012 for a total borrowing of $39.2 million in loan funds under this award through September 30, 2012, leaving $5.0 million remaining loan funds available as of September 30, 2012.

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

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $99.8 million of repurchases as of September 30, 2012.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2012 we repurchased 980,000 shares of GCI common stock under the stock buyback program at a cost of $10.0 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Critical Accounting Policies and Estimates
Our accounting and reporting policies comply with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  The financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third party information or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies considered to be critical accounting policies for 2012 are revenue recognition related to revenues from the Remote high cost, rural health and schools and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets, accruals for unbilled costs, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our December 31, 2011 annual report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30, 2012, we have borrowed $80.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $800,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives for trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  While the ultimate results of these items cannot be predicted with certainty, we do not expect at this time for the resolution of them to have a material adverse effect on our financial position, results of operations or liquidity.  In addition, in August 2010 a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  As of September 30, 2012, all claims paid out have been covered by insurance and were recorded net of these recoveries in our Consolidated Income Statements.  Subsequent to September 30, 2012, final payments on all resolved claims were made and with the exception of any potential claims for environmental remediation, the claims related to the accident have been resolved within policy limits.  We cannot predict the likelihood or nature of any potential claims for environmental remediation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A common stock during the quarter ended September 30, 2012:

	(a) Total Number of Shares Purchased1	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs3
July 1, 2012 to 31-Jul-12	57	$9.63	57	$100,789,194
August 1, 2012 to 31-Aug-12	108,446	$8.89	108,446	$99,825,549
September 1, 2012 to 30-Sep-12	3,561	$9.27	2,641	$99,801,672
Total	112,064

1 Consists of 110,930 shares from open market purchases made under our publicly announced repurchase plan, 214 shares from private purchases made under our publicly announced repurchase plan and 920 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

2 The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors. We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance and market conditions and subject to continued oversight by our Board of Directors.

3 The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $312.1 million through September 30, 2012, consisting of $305.2 million through June 30, 2012, and an additional $6.9 million during the three months ended September 30, 2012. We have made total repurchases under the program of $212.3 million through September 30, 2012. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

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
10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible
Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated
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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 8, 2012
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	November 8, 2012
John M. Lowber	Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 8, 2012
Lynda L. Tarbath	Officer (Principal Accounting Officer)