Form 10-K
period 2012-12-31
GENERAL COMMUNICATION INC
filed 2013-03-08
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2012 was $139,641,339. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 1, 2013, was:

Class A common stock – 38,589,538 shares; and,
Class B common stock – 3,167,332 shares.

GENERAL COMMUNICATION, INC.
2012 ANNUAL REPORT ON FORM 10-K

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

Narrative Description of our Business

General
We are the largest Alaska-based communications provider as measured by revenues. We offer facilities-based wireless telephone services, data services, Internet access, video services and local and long-distance voice services, to residential and business customers across the state under our GCI brand.  Due to the unique nature of the markets we serve, including harsh winter weather and remote geographies, our customers rely extensively on our systems to meet their communication and entertainment needs. We benefit from the attractive demographic and economic characteristics of Alaska.

Since our founding in 1979 as a competitive long distance provider, we have consistently expanded our product portfolio and facilities to become the leading integrated communication services provider in our markets. Our facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states.  In recent years, we expanded our efforts in wireless and presently operate the only statewide wireless network.  Our network provides access for both global system for mobile communications (“GSM”) and code division multiple access (“CDMA”) based devices, and fourth generation evolved high-speed packet access (“HSPA+”) based wireless communications.  As of December 31, 2012, our cable systems passed 78% of Alaska’s households, and we have achieved 50% basic cable penetration of the homes we reach.  We believe we offer superior video services relative to direct broadcast satellite (“DBS”), which is limited by Alaska’s geographic location, challenging climate and terrain features.  At December 31, 2012, 80% of the local access lines we served were carried on our own last mile facilities.

Our Consumer segment serves residential customers. Our Network Access segment serves other common carriers. Our Commercial segment serves local, national and global businesses, governmental entities, and public and private educational institutions. Our Managed Broadband segment serves rural school districts, hospitals and health clinics. The financial results of the long-distance and local access sold to consumer and commercial customers that we serve in the Bethel, Alaska area are reported in the Regulated Operations segment.

For the year ended December 31, 2012, we generated consolidated revenues of $710.2 million.  We ended the period with 140,000 wireless subscribers, 128,900 cable modem subscribers, 140,000 basic video subscribers and 129,600 local access lines in service.

Development of our Business During the Past Fiscal Year
The Alaska Wireless Network.  On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), a wholly owned subsidiary of GCI, pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless (“Verizon”) and AT&T Mobility, LLC (“AT&T Mobility”) in Alaska.  After the transaction closes AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  ACS also agreed to contribute its remaining wireless network assets and certain rights to use capacity to AWN.  Upon the contribution of assets to AWN, ACS Member will own one-third of AWN and we will own two-thirds of AWN.  ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $80.0 million in distributions over the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.  We are evaluating the accounting treatment for this transaction.

The closing of the transactions is subject to the satisfaction of customary closing conditions, including the receipt of required governmental and third party consents and approvals and the expiration of any applicable waiting periods under competition laws.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired without any objections.  The transactions are expected to close in the second quarter of 2013.

TERRA-NW Project Funding.  In August 2011, we entered into our first financing arrangement under the New Markets Tax Credit (“NMTC”) program that provided $16.5 million in net cash to our wholly owned subsidiary, Unicom, Inc. (“Unicom”), to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  This project, called TERRA-NW, connects to our TERRA-SW network and provides a high capacity backbone connection from the served communities to the Internet.  In October 2012 and December 2012, we entered into our second and third financing arrangements, respectively, under the NMTC program.  The second and third NMTC transactions provided $12.9 million and $2.9 million, respectively, in net cash to Unicom.

In September 2011, the Regulatory Commission of Alaska (“RCA”) approved our application for a $5.3 million grant to help fund TERRA-NW.  The grant was increased to $6.3 million in January 2012.

The NMTC arrangements and grant award discussed above partially fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to fund an additional $20.7 million for TERRA-NW.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

Universal Service Fund Lifeline Support.  On February 6, 2012, the Federal Communications Commission (“FCC”) released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the Universal Service Fund’s (“USF”) Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.  The order adopted several reforms but the only reform with a significant 2012 impact was a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012, to be completed by the end of 2012 subject to the waiver to perfect early recertifications by January 31, 2013.  The completion of the annual recertification process was the primary reason for our loss of approximately 10,000 Lifeline subscribers from December 31, 2011 to December 31, 2012.

Mobility Fund Grant.  On October 3, 2012, the FCC announced our winning bids in the Mobility Fund I auction for a $3.2 million grant to partially fund expansion of our 3G wireless network to high cost rural locations in Alaska.  Upon review we agreed to accept $2.3 million.  Upon FCC authorization of our final application submission, which is currently pending, we plan to begin construction in 2013 and expect to complete the project in 2014.

Denali Media Holdings.  On November 9, 2012, we entered into asset purchase agreements, pursuant to which Denali Media Holdings, a wholly owned subsidiary of GCI, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations: CBS affiliate KTVA-TV of Anchorage and NBC affiliates KATH-TV in Juneau and KSCT-TV of Sitka, for a total of $7.6 million (“Media Agreements”).  We entered into these agreements as the first step toward providing a new statewide platform for news and information as well as a method to provide unique content and value to our video subscribers.  The Media Agreements are subject to the satisfaction of customary closing conditions, including the receipt of required governmental approvals from the FCC.  The transactions are expected to close in the second half of 2013.

You should see “Part I — Item 1. Business — Regulation” for regulatory developments.

Business Strategy
We intend to continue to increase revenues using the following strategies:

Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers.  We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses.  Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings.  Bundling improves our top line revenue growth, provides operating cost efficiencies that expand our margins and drives our overall business performance.  As a measure of success to date, over 85,000 of our residential customers subscribe to one of our service bundles that include two or more services.

Maximize Sales Opportunities. We successfully sell new and enhanced services and products between and within our business segments to our existing customer base to achieve increased revenues and penetration of our services.  Through close coordination of our customer service and sales and marketing efforts, our customer service representatives suggest to our customers other services they can purchase or enhanced versions of services they already purchase.  Many calls into our customer service centers or visits into one of our 41 retail stores result in sales of additional services and products.

Deliver Industry Leading Customer Service. We have positioned ourselves as a customer service leader in the Alaska communications market.  We have organized our operations to effectively focus on our customers.  We operate our own customer service department and have empowered our customer service representatives to handle most service issues and questions on a single call.  We prioritize our customer services to expedite handling of our most valuable customers’ issues, particularly for our largest commercial customers.  We believe our integrated approach to customer service, including service set-up, programming various network databases with the customer’s information, installation, and ongoing service, allows us to provide a customer experience that fosters customer loyalty.

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

Make Strategic Acquisitions.  We have a history of making and integrating acquisitions of in-state telecommunications providers.  Our management team will continue to actively pursue and buy companies that we believe fit with our strategy and networks and that enhance earnings.

Description of our Business by Reportable Segment

Overview
Our five reportable segments are Consumer, Network Access, Commercial, Managed Broadband, and Regulated Operations.  Following are our segments and the services and products each offers to its customers:

Reportable Segments
Services and Products	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations

Wireless	X	X	X

Data:
Internet	X	X	X	X
Data Networks		X	X	X
Managed Services			X	X
Managed Broadband Services				X

Video	X		X

Voice:
Long-distance	X	X	X		X
Local Access	X	X	X		X

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

Consumer Segment
Consumer segment revenues for 2012, 2011 and 2010 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Consumer segment revenues1	$352,972	352,574	342,898

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Consumer segment.

Services and Products
Our Consumer segment offers a full range of wireless, data, video and voice services and products to residential customers.

Wireless Services and Products
Revenues derived from Consumer segment wireless services and products in 2012, 2011, and 2010 totaled $109.8 million, $109.9 million, and $105.7 million, respectively, or 15%, 16%, and 16% of our total revenues, respectively.

We offer facilities-based mobile wireless voice and data services to our customers in the state’s largest population centers and many other small Alaska communities.  We offer our customers a variety of post-paid and prepaid wireless rate plans so they can choose the plan that best fits their expected needs.

Wireless voice service is generally offered on a contract basis for one or two year periods.  Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen.  Our offerings include regional and national rate plans at a variety of pricing tiers.  Our wireless voice plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features.  Most of our plans include basic features such as voice messaging, caller ID, call forwarding and call waiting, and two-way text messaging.

Wireless data service is included in certain plans or can be purchased as a feature to a plan.  Wireless data services include mobile productivity applications, such as Internet access, messaging and email services; wireless photo and video offerings; location-based capabilities, including navigation tools; and mobile entertainment applications, including the ability to view live television, listen to satellite radio, download and listen to music, and game play with full-color graphics and polyphonic and real-music sounds from a wireless handset.  Our wireless data plans generally combine a fixed monthly access charge, a designated number of megabytes-of-use and per megabyte usage charges for megabytes in excess of the included amount.  In 2012 we began offering our wireless data subscribers access to our high speed Wi-Fi product we call TurboZone.  This access is complimentary through March 31, 2013.

We sell a variety of wireless handsets and data cards manufactured by various suppliers for use with our wireless services.  We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items.  We provide contract subscribers substantial equipment subsidies to initiate, continue or upgrade service.

Data Services and Products
Revenues derived from Consumer segment data services and products in 2012, 2011, and 2010 totaled $86.5 million, $72.0 million, and $61.4 million, respectively, or 12%, 11%, and 9% of our total revenues, respectively.

Internet
We primarily offer high-speed cable modem service.  Our consumer high-speed cable modem Internet service offers up to 50 Mbps download and 5 Mbps upload speeds.

Consumer Internet service is billed and provided on a monthly basis according to the applicable rate plan chosen.  Our Internet plans generally combine a fixed monthly access charge, a designated number of megabytes-of-use, per megabyte usage charges for megabytes in excess of the included amount and additional charges for value-added features such as e-mail virus prevention, personal web site and domain hosting, and additional e-mail accounts.

Video Services and Products
Revenues derived from Consumer segment video services and products in 2012, 2011, and 2010 totaled $115.3 million, $118.6 million, and $118.5 million, respectively, or 16%, 17%, and 18% of our total revenues, respectively.

Our video systems serve 41 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.

We offer a full range of video services over our broadband cable systems. Our video service offerings include the following:

Basic video. Our basic video service consists of digital basic service with access of up to 21 channels of programming and an expanded digital basic service with access of up to 109 additional channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming.  We transmit an entirely digital signal for all cable television channels in all markets we serve.

High-definition television. Our HDTV service provides our subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display.  Our HDTV service offers a broad selection of high-definition programming with access to up to 115 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and national sports networks.

Digital video recorder. Our advanced digital video recorder ("DVR") service lets digital video subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.  During 2012 we introduced our Whole Home DVRs which allow the subscriber to watch recordings from any room, not just the room where it was recorded.

Premium channel programming. Our premium channel programming service, which includes cable networks such as Home Box Office, Showtime, Starz and Cinemax, generally offers, without commercial interruption, feature motion pictures, original programming, live and taped sporting events, concerts and other special features.

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

Voice Services and Products
Revenues derived from Consumer segment voice services and products in 2012, 2011, and 2010 totaled $41.4 million, $52.1 million, and $57.3 million, respectively, or 6%, 8%, and 9% of our total revenues, respectively.

Long-Distance
We are a full-service long-distance provider including intrastate, interstate and international calling.

Local Access
We offer local access services in many communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau.  Our own digital local phone service (“DLPS”) facilities and collocated remote facilities that access the incumbent local exchange carrier (“ILEC”) unbundled network element ("UNE") loops allow us to offer full featured local service products to customers.  In areas where we do not have our own DLPS facilities or access to ILEC UNE loop facilities, we offer service using total service resale of the ILEC’s local service or UNE platform.

Bundled Services and Products
We combine one or more of our individual service and product offerings into bundles that we sell to our Consumer segment customers at attractive prices.  Our most popular bundled offering includes cable modem Internet access, video service, long-distance and local access services.  In addition to several other bundled offerings, we also offer a bundle of wireless services, cable modem Internet access and video service.

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

We have Indefeasible Right to Use ("IRU") capacity in the Kodiak-Kenai Cable Company, LLC’s undersea fiber optic cable system linking Anchorage to Kenai, Homer, Kodiak, Narrow Cape on Kodiak Island, and Seward, Alaska.

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

We lease one 36 MHz transponder on SES Americom's AMC-7 spacecraft.  We use this transponder to distribute multi-channel, digitally encoded video programming and other services to remote locations within Alaska.  We may use this transponder along with four others that we reserve on AMC-7 to restore service during any fiber outage that may occur in our network.

We operate digital microwave systems to link Anchorage with the Kenai Peninsula, and our Prudhoe Bay Earth Station with Deadhorse, Alaska.  Virtually all switched services are computer controlled, digitally switched, and interconnected by a packet switched SS7 signaling network.

We operate a hybrid fiber optic cable and digital microwave system (“TERRA”) linking Anchorage with the Bristol Bay and Yukon-Kuskokwim regions of the state.  This system serves 67 communities with interstate Ethernet and TDM services.  The network is computer controlled, centrally monitored and supports multiple services.

Other facilities include major earth stations at Adak, Barrow, Bethel, Dillingham, Dutch Harbor, Eagle River, Fairbanks, Galena, King Salmon, Kodiak, Kotzebue, McGrath, Nome, Prudhoe Bay, Sitka, Unalakleet, and Yakutat, all in Alaska, serving the communities in their vicinity. The Eagle River earth station is linked to the Anchorage distribution center by fiber optic facilities.

We use a synchronous optical network ("SONET") and Optical Ethernet as service delivery methods for our terrestrial metropolitan area networks and long-haul terrestrial and undersea fiber optic cable systems.

A fiber optic cable system from our Anchorage distribution center connects to the Matanuska Telephone Association (“MTA”), Eagle River central office and to our major hub earth station in Eagle River. We have digital microwave and fiber IRU facilities serving the Kenai Peninsula communities. We maintain earth stations in Fairbanks (connected via SONET fiber facilities), Anchorage (Benson earth station), and in Prudhoe Bay, Unalakleet and Bethel as terrestrial network restoration earth stations. Our Benson earth station also uplinks our statewide video service; such service may be pre-empted if earth station capacity is needed to restore our fiber network between Anchorage and Prudhoe Bay, and Anchorage and TERRA-SW communities.

We use our demand assigned multiple access ("DAMA") facilities to serve 56 additional locations throughout Alaska. DAMA is a digital satellite earth station technology that allows calls to be made between remote villages using only one satellite hop, thereby reducing satellite delay and capacity requirements while improving quality. In addition, 89 (for a total of 145) C-band facilities provide dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska. Our network of 213 Ku-band facilities provides dedicated Internet access and private network services to rural public schools, hospitals, health clinics, and natural resource development industries throughout Alaska, and in ten locations in the lower 48 states.

Our Anchorage, Fairbanks, and Juneau distribution centers contain electronic switches to route calls to and from local exchange companies and other long-distance carriers and, in Seattle, to obtain access to other carriers to distribute our southbound traffic to the remaining 49 states and international destinations.  Our digital switching systems also provide local service in Anchorage, Fairbanks, Juneau and 14 smaller communities throughout Alaska. Our extensive metropolitan area fiber network in Anchorage supports video, Internet and telephony services. The Anchorage, Fairbanks, and Juneau facilities also include digital access cross-connect systems, Internet platforms, frame relay, optical ethernet and multi-protocol label switching (“MPLS”) data switches.  The Anchorage and Fairbanks facilities also include collocation facilities for interconnecting and hosting equipment for other carriers and commercial entities.

We utilize our coaxial cable facilities for DLPS. This delivery method allows us to utilize our own cable facilities to provide local access service to our customers and avoid paying local loop charges to the ILEC.

Our statewide cable systems consist of 3,234 miles of installed cable plant having 450 to 860 MHz of channel capacity. Our video businesses are located throughout Alaska and serve 41 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. Some of our locations on the fiber routes are served from the head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

We provide access to the Internet using a platform that includes many of the latest advancements in technology. The physical platform is concentrated in Anchorage and is extended into many remote areas of the state. Our Internet platform includes the following:
  Our Anchorage facilities are connected to multiple Internet access points in Seattle through multiple, diversely routed networks;
  We use multiple routers on each end of the circuits to control the flow of data and to provide resiliency; and
  Our Anchorage facility consists of routers, a bank of servers that perform support and application functions, database servers providing authentication and user demographic data, layer two and layer three gigabit, 10 gigabit and 100 gigabit switch networks for intercommunications and broadband services.

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

We own statewide wireless facilities that cover most of the population providing service to urban and rural Alaska communities and we will continue to expand these networks throughout the terrestrially and satellite served portions of Alaska in 2013.  We own GSM/HSPA+ and CDMA/EVDO wireless facilities serving urban Alaska locations.  Our urban network includes Ericsson and Nortel wireless switches located in Anchorage and 218 cell sites that serve the following areas of Alaska: Anchorage and Eagle River, the Matanuska-Susitna Valley, Kenai Peninsula, Southeast, Kodiak and Fairbanks.  Our rural network consists of 164 GSM facilities that are located throughout Alaska’s rural villages and communities.  We extend our network coverage through roaming arrangements with other GSM and CDMA carriers.  In addition, under an agreement with ACS, we have integrated all of our GSM/HSPA+ sites with all 48 of their Long Term Evolution (“LTE”) network sites to enhance the speed of our data traffic.  These integrated sites are located in Anchorage, Fairbanks, Juneau and the Kenai Peninsula.

We own 1,212 wireless access points in Anchorage, Fairbanks, Juneau, Kodiak, Ketchikan, Kenai-Soldotna, Matanuska-Susitna valley, and other areas of the State to support our TurboZone product.

Competition
A discussion of competition by product and service in our Consumer segment follows.

Wireless Services and Products Competition
We compete against AT&T Mobility, ACS, MTA, and resellers of those services in Anchorage and other markets.  In November 2010, Verizon acquired a license for 700 MHz wireless spectrum covering Alaska.  We expect Verizon will complete their build of an LTE network in 2013 and subsequently they will be an additional competitor where our markets overlap.

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

The national wireless carriers against whom we compete or expect to compete, AT&T Mobility and Verizon, have resources that are substantially greater than ours.  These companies have significantly greater spectrum, capital, financial, marketing, human capital, distribution and other resources than we do.  Specifically, as a regional wireless carrier we may not have immediate access to some wireless handsets that are available to these national wireless carriers.  In 2012, along with other regional wireless carriers in Alaska, we gained access to, and began offering, the iPhone-series of wireless handsets to our subscribers.  In addition, as discussed in Development of Our Business During the Past Fiscal Year section of this Item 1, we have entered into an agreement with ACS to create AWN, which will allow us to compete better against the national carriers on all resource fronts.

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

We expect to continue to provide, at reasonable prices and in competitive bundles, a greater variety of data services than are available through other alternative delivery sources.  Additionally, we believe we offer superior technical performance and speed, and responsive community-based customer service.  Increased competition, however, may adversely affect our market share and results of operations from our data services product offerings.

Video Services and Products Competition
Our video systems face competition from online services and devices that offer Internet video streaming and distribution of movies, television shows and other video programming, as well as alternative methods of receiving and distributing television signals, including DBS, digital video over telephone lines, broadband IP-based services, wireless and satellite master antenna television ("SMATV") systems, and from other sources of news, information and entertainment such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer services, and home video products, including video discs.  Our video systems also face competition from potential overbuilds of our existing cable systems by other cable television operators and municipally-owned cable systems, and alternative methods of receiving and distributing television signals.  The extent to which our video systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

Online video services via the Internet are a major growing source of competition for our video services.  However, as a major Internet-provider ourselves, the competition may result in additional data service subscriber revenue to the extent we grow Internet average revenue per subscriber.

We believe that the greatest source of external competition for our video services comes from the DBS industry.  Two major companies, DIRECTV and DISH DBS Corporation, are currently offering nationwide high-power DBS services.  The ILECs in the Matanuska-Susitna Valley and Ketchikan offer digital video service over telephone lines in limited areas.  Their product offerings and price points are similar to our product offerings.  With the addition of Anchorage local broadcast stations, increased marketing, ILEC and DBS alliances, and emerging technologies creating new opportunities, competition from these sources has increased and will likely continue to increase.

Competitive forces will be counteracted by offering expanded programming through digital services.  Digital delivery technology is being utilized in all of our systems.  We have retransmission agreements with Anchorage broadcasters and provide for the uplink/downlink of their signals into all our systems, and local programming for our customers.  Additionally, in November 2012 we entered into the Media Agreements as a method to provide unique content and value to video subscribers.

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

Voice Services and Products Competition
Local Access
We compete against ACS, the ILEC in Anchorage, Juneau, Fairbanks and the Kenai Peninsula area; MTA, the ILEC in the Matanuska-Susitna Valley, and other smaller ILECs in other communities.

In the local telephone services market, the 1996 Telecom Act, judicial decisions, state and federal legislative and regulatory developments, and new technologies have increased the overall likelihood that barriers to local telephone competition will be substantially reduced or removed.  These initiatives include requirements that ILECs negotiate with entities, including us, to provide interconnection to the existing local telephone network, to allow the purchase, at cost-based rates, of access to UNEs, to establish dialing parity, to obtain access to rights-of-way and to resell services offered by the ILEC.  We have been able to obtain interconnection, access and related services from the ILECs, at rates that allow us to offer competitive services.  However, if we are unable to continue to obtain these services and access at acceptable rates, our ability to offer local access services, and our revenues and net income, could be materially adversely affected.  To date, we have been successful in capturing a significant portion of the local telephone market in the locations where we are offering these services.  However, there can be no assurance that we will continue to be successful in attracting or retaining these customers.  In addition, wireless and VoIP services continue to grow as an alternative to wireline services as a means of reaching customers. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers.  A growing number of consumers now use wireless service as their primary voice phone service for local calling.

Long-Distance
The long-distance industry is intensely competitive, with service offerings based upon price and bundling.

In the intrastate, interstate and international long-distance market, we compete against ACS, MTA, long-distance resellers, and certain smaller rural local telephone companies.  There is also the possibility that new competitors will enter the Alaska market.  In addition, wireless and voice over Internet protocol ("VoIP") services continue to grow as an alternative to wireline services as a means of reaching customers.  Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers.  A growing number of consumers now use wireless service as their primary voice phone service for long-distance calling.

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

Network Access Segment
Network Access segment revenues for 2012, 2011 and 2010 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Network Access segment revenues1	$105,447	105,456	107,227

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Network Access segment.

Services and Products
Our Network Access segment offers wholesale wireless, data and voice services and products to other common carrier customers.  We provide network transport, billing services and access to our network to other common carriers.  These services allow other common carriers to provide services to their customers that originate or terminate on our network, or on the networks of other communication companies to which we connect.

Wireless Services and Products
Revenues derived from Network Access segment wireless services and products in 2012, 2011, and 2010 totaled $26.8 million, $19.4 million, and $16.7 million, respectively, or 4%, 3%, and 3% of our total revenues, respectively.  We provide roaming services on our wireless network within Alaska to other GSM and CDMA wireless carriers.

Data Services and Products
Revenues derived from Network Access segment data services and products in 2012, 2011, and 2010 totaled $56.2 million, $62.5 million, and $61.5 million, respectively, or 8%, 9%, and 9% of our total revenues, respectively.

Data network services include MPLS, frame relay, private line and dedicated Internet service.

Voice Services and Products
Revenues derived from Network Access segment voice services and products in 2012, 2011, and 2010 totaled $22.5 million, $23.6 million, and $29.0 million, respectively, or 3%, 3%, and 4% of our total revenues, respectively.

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

Sales and Marketing
Our Network Access segment sales and marketing efforts are primarily directed toward increasing the number of other common carriers we serve, the number of billable minutes of wireless and long-distance traffic, and the number of billable megabytes of wireless data traffic we carry over our network and the number of voice and data transmission circuits leased.  We sell our voice, data and wireless services primarily through direct contact marketing.

Facilities
Our Network Access segment shares common facilities used for wireless, data and voice services by other segments. You should refer to “Consumer Segment — Facilities” above for additional information.

Major Customer
We had no major customer in 2012, 2011 or 2010.

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

Commercial Segment
We offer a full range of communications services and products to commercial and governmental customers. Commercial segment revenues for 2012, 2011 and 2010 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Commercial segment revenues1	$143,575	136,101	128,458

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Commercial segment.

Services and Products
Our Commercial segment offers a full range of wireless, data, video and voice services and products to local, national and global businesses, governmental entities, and public and private educational institutions.

Wireless Services and Products
Revenues derived from Commercial segment wireless services and products in 2012, 2011, and 2010 totaled $9.9 million, $9.8 million, and $8.7 million, respectively, or 1% of our total revenues for each year.

Wireless services and products offered to our Commercial segment customers are the same as those described in the Consumer Wireless Services and Products section above.  You should refer to “Consumer Segment — Services and Products” above for additional information.

Data Services and Products
Revenues derived from Commercial segment data services and products in 2012, 2011, and 2010 totaled $93.4 million, $86.0 million, and $76.8 million, respectively, or 13%, 13% and 12% of our total revenues, respectively.

Internet
We currently offer several Internet service packages for commercial use.  Our business high-speed cable modem Internet service offers access of up to 50 Mbps download and 5 Mbps upload speeds, and free 24-hour customer service and technical support.  We also provide dedicated Internet access service to commercial and public organizations in Alaska.

Data Networks
Data network services utilize voice and data transmission circuits, dedicated to particular subscribers, which link a device in one location to another in a different location.  Private IP, private lines, metro Ethernet and frame relay offer a secure solution for frequent communication of large amounts of data between sites.

Managed Services
We design, sell, install, service and operate, on behalf of certain customers, communications and computer networking equipment and provide field/depot, third party, technical support, communications consulting and outsourcing services.  We supply integrated voice and data communications systems incorporating private IP, interstate and intrastate digital data networks, point-to-point and multipoint data network and small earth station services.  In 2012 we began offering hosting services to customers wishing to have data-center technology in a secure location with redundant space, power and bandwidth.

Video Services and Products
Revenues derived from Commercial segment video services and products in 2012, 2011, and 2010 totaled $12.8 million, $11.6 million, and $11.2 million, respectively, or 2% of our total revenues for each year.

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

Voice Services and Products
Revenues derived from Commercial segment voice services and products in 2012, 2011, and 2010 totaled $27.4 million, $28.7 million, and $31.7 million, respectively, or 4%, 4% and 5% of our total revenues, respectively.

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

Our dedicated Internet access and Internet protocol/MPLS data services are delivered to an Ethernet port located at the service point.  Our management platform constantly monitors this port and continual communications are maintained with all of the core and distribution elements in the network.  The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance.  The management platform has the capability to remotely access routers, servers and layer two switches, permitting changes in configuration without the need to physically be at the service point.  This management platform allows us to offer network monitoring and management services to businesses and governmental entities.  Many of the largest commercial networks in Alaska use this service, including the State of Alaska government.

Beginning in 2012 we provide a hosting center in Alaska designed to support the emerging trends in virtualized servers and cloud-based systems.  Our Data Services Center brings data-center technologies and services together by offering space, power and bandwidth in a redundant and secure location.

Competition
Many of our Commercial segment wireless, data, video and voice services and products are also common to the Consumer segment.  You should refer to “Consumer Segment — Competition” above for additional information.

We expect continued competition in commercial customer wireless, data, Internet access and telephone access markets.  Competition is based upon price and pricing plans, the type of services offered, customer service, billing services, performance, and perceived quality, reliability and availability.

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

Seasonality
Our Commercial segment wireless, data, video, and voice services do not exhibit significant seasonality.  Our ability to implement construction projects to expand our outside plant facilities is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Managed Broadband Segment
Managed Broadband segment revenues for 2012, 2011 and 2010 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Managed Broadband segment revenues1	$86,562	63,248	49,962

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

Our videoconferencing network is the largest in Alaska with additional sites in several other states.  The network supports all H.323 IP videoconferencing standards including the newer H.264 standard, and supports call data rates from 128 Kb per second up to and including multi-megabit high definition calls.

Sales and Marketing
Our Managed Broadband segment sales and marketing efforts focus on increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities.  We sell our Managed Broadband segment services and products primarily through direct contact marketing followed by competitive bidding.

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

Regulated Operations Segment
Regulated Operations segment revenues for 2012, 2011 and 2010 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Regulated Operations segment revenues1	$21,625	22,002	22,705

1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Regulated Operations segment.

Services and Products
Our Regulated Operations segment offers wireline communications services, including local access and long-distance, to our residential and commercial customers in 61 rural communities primarily in Southwest Alaska, under our United Utilities, Inc. (“UUI”) and United-KUC, Inc. (“United-KUC”) brands.

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

Competition
Our Regulated Operations segment’s competition results from a growing number of consumers using wireless service as the primary source for their voice phone service.  However, the only wireless provider in their service area is ourselves, and thus the competition source is internal as our Consumer and Commercial segment subscriber revenue replaces Regulated Operations segment subscriber revenue.

Seasonality
Our Regulated Operations segment services do not exhibit significant seasonality.

Sales and Marketing – Company-wide
Our sales and marketing strategy hinges on our ability to leverage (i) our unique position as an integrated provider of multiple communications, Internet and video services, (ii) our well-recognized and respected brand names in the Alaskan marketplace and (iii) our leading market positions in the services and products we offer.  By continuing to pursue a marketing strategy that takes advantage of these characteristics, we believe we can increase our customer market penetration and retention rates, increase our share of our customers’ aggregate voice, video, data and wireless services expenditures and achieve continued growth in revenues and operating cash flow.

Environmental Regulations
We may undertake activities that, under certain circumstances, may affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment, including the Clean Water Act and the Clean Air Act.  The FCC, Bureau of Land Management, U.S. Forest Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, and National Park Service are among the federal agencies required by the National Environmental Policy Act of 1969 to consider the environmental impact of actions they authorize, including facility construction.

We believe that compliance with such regulations has had no material effect on our consolidated operations.  The principal effect of our facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Seattle, Washington, and Warrenton, Oregon.  Our facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable.  Some facilities may be on wetlands that may be subject to state and/or federal regulation.

Most of our facilities are on leased property, and, with respect to all of these facilities, we are unaware of any violations of lease terms or federal, state or local regulations pertaining to preservation or protection of the environment.

The engineered routes of our projects to construct terrestrial and undersea fiber optic cable facilities pass over wetlands and other environmentally sensitive areas.  We believe our construction methods used for buried cable have a minimal impact on the environment.  The agencies, among others, that are involved in permitting and oversight of our cable deployment efforts are the U.S. Army Corps of Engineers, National Marine Fisheries Service, U.S. Fish and Wildlife Service, U.S. Coast Guard, National Oceanic and Atmospheric Administration, and the Alaska Department of Natural Resources.  We are unaware of any violations of federal, state or local regulations or permits pertaining to preservation or protection of the environment.

In the course of operating our video and communications systems, we have used various materials defined as hazardous by applicable governmental regulations.  These materials have been used for insect repellent, paint used to mark the location of our facilities, and pole treatment, and as heating fuel, transformer oil, cable cleaner, batteries, diesel fuel, and in various other ways in the operation of those systems.  We do not believe that these materials, when used in accordance with manufacturer instructions, pose an unreasonable hazard to those who use them or to the environment.  Where present at levels above applicable thresholds, we submit annual reports detailing hazardous substance quantities and locations to emergency responders under the Emergency Planning & Community Right-to-Know Act.

Our construction activities and operations include transporting fuel via helicopter to remote locations within Alaska.  To any extent not covered by our insurance or that of our contractors, we could incur cleanup costs and third-party claims for property damage if fuel were to be released to underlying lands or water while in flight.  New laws and regulations, more stringent enforcement of existing laws and regulations, or the discovery of previously unknown contamination could result in additional costs.

Patents, Trademarks, and Licenses
We do not hold patents, franchises (with the exception of video services as described below) or concessions for communications services or local access services.  We do hold federally registered service marks, used by each of our reportable segments, for the marks GCI®, SchoolAccess®, Alaska United Fiber Optic Cable System®, GCI ConnectMD®, ConnectMD®, GCI Hypernet®, My GCI®, MyGCI®, Keep Talking Alaska®, Unicom®, and United-KUC®.  The original deadline to renew the registration for the mark Unicom® for a new 10-year term has expired; however, the registration is in a “grace period” and our intention is to renew the registration before the end of the grace period.  We also own two pending applications to register the mark GCI TurboZone.  Both applications have been approved for publication.  The Communications Act of 1934, as amended, gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications.  We hold licenses through our subsidiary GCI Communication Corp. (“GCICC”) for our satellite and microwave transmission facilities for provision of long-distance services provided by our Consumer, Commercial and Network Access segments.

We hold the following licenses, among others:
•
Two licenses for use of a 30 MHz block of spectrum, which together authorize provision of PCS services in Alaska.  Both licenses have an expiration date of June 23, 2015.  Licenses may be revoked and license renewal applications may be denied for cause.  We expect the PCS licenses will be renewed in due course when, at the end of the license period, a renewal application will be filed,

•
A local multipoint distribution system ("LMDS") license which we acquired in 1998 for use of a 150 MHz block of spectrum in the 28 GHz Ka-band for providing wireless services.  The LMDS license was renewed in 2008 for an additional 10-year term, following the grant of an extension until June 1, 2012, of the requirement to provide “substantial service” in the service region.  We timely satisfied this condition, as reflected in the required FCC filing on June 1, 2012.

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

We are certified through the RCA to provide video service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates issued for each community.  Although CPCNs have no stated expiration date, they may be revoked due to cause.

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

Wireless Services and Products
General. The FCC regulates the licensing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act.  As a licensee of PCS, LMDS, and other wireless services, we are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services, including the PCS and LMDS services (as discussed above in the Patents, Trademarks and Licenses section of this Item 1).  The FCC does not currently regulate rates for services offered by commercial mobile radio service providers (the official legal description for wireless service providers).

Commercial mobile radio service wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting, construction, and registration of antenna structures on which our antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas on towers.

Universal Service. The USF pays Eligible Telecommunications Carriers ("ETCs") to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF.  Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers.  Support for competitive eligible telecommunications carriers (“CETCs”) serving areas that generally include Anchorage, Fairbanks, and Juneau followed national reforms and had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations is capped and distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism. A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the USAC and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  The order adopted several reforms, but the only reform with a significant 2012 impact was a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  In an order released on December 27, 2012, the FCC’s Wireline Competition Bureau granted GCI a waiver to permit early recertification of subscribers (those recertified prior to June 1, 2012), subject to the condition that certain address information be verified for a subset of those subscribers by January 31, 2013.

Interconnection.  We have completed negotiation and the RCA has approved current direct wireless interconnection agreements between GCI and all of the major Alaska ILECs.  These are in addition to indirect interconnection arrangements utilized elsewhere.

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service and Regulatory Regime Applicable to IP-based Networks” for more information.

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 (“E911”) services that provide to local public safety dispatch agencies the caller’s phone number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location, either by means of network-based or handset-based technologies, within accuracy parameters recently revised by the FCC, to be implemented over a phase-in period.  Due to Alaska’s relatively low population and low cell-site densities, we have excluded certain areas from E911 coverage where cell triangulation is not feasible, pursuant to FCC rule.  We have also filed for a waiver, which remains pending, for remaining areas where triangulation may be technically feasible, but where the cell-site densities are insufficient to reach the FCC’s standard. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

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

On November 20, 2011, the FCC issued rules governing the activities of cable operators and other Internet service providers in connection with the provision of Internet service.  The rules generally prohibit blocking lawful content and prohibiting unreasonable discrimination, outside of reasonable network management, as well as imposing transparency and related disclosure requirements.  We do not believe at this time that these requirements represent significant federal regulation of cable system delivery of Internet services.  In addition, these rules are subject to court appeals.  Further legislative proposals under the banner of “net neutrality,” if adopted, could interfere with our ability to reasonably manage and invest in our broadband network, and could adversely affect the manner and price of providing service.

Video Services and Products
General. Because video communications systems use local streets and rights-of-way, they generally are operated pursuant to franchises (which can take the form of certificates, permits or licenses) granted by a municipality or other state or local government entity. The RCA is the franchising authority for all of Alaska. We believe that we have generally met the terms of our franchises, which do not require periodic renewal, and have provided quality levels of service. Military franchise requirements also affect our ability to provide video services to military bases.

The RCA is also certified under federal law to regulate rates for the Basic Service tier on our video systems. Under state law, however, video service is exempt from regulation unless subscribers petition the RCA. At present, regulation of basic video rates takes place only in Juneau. The RCA does not regulate rates for cable modem service.

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

Cable System Delivery of Internet Service. The FCC has defined high-speed Internet over cable as an “information service” not subject to local cable franchise fees, as video service may be, or any explicit requirements for “open access.” The Supreme Court affirmed the FCC’s position in a decision issued in 2005.

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

Segregated Security for Set-top Devices. The FCC mandated, effective July 1, 2007, that all new set-top video navigation devices must segregate the security function from the navigation function. The new devices are more expensive than existing equipment, and compliance would increase our cost of providing video services. Subject to a waiver granted by the FCC on May 4, 2007, we may continue providing low-cost integrated set-top boxes to consumers to facilitate our all-digital cable networks.

AllVid Proceeding. On April 21, 2010, the FCC adopted a Notice of Inquiry to consider ways to develop a standardized interface for accessing video content, as an alternative to set-top boxes.  Adoption of new rules or standards in this area could affect the manner in which we deliver video products to our customers.  We do not know if the FCC will propose rules for further consideration.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA.  In addition, on April 7, 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services.  The United States Court of Appeals, D.C. Circuit, recently upheld the FCC’s rules, denying challenges from several utility companies.  Though the general purpose of rule changes was to ensure pole attachment rates as low and as uniform as possible, we do not expect the rules to have an immediate impact on the terms under which we access poles.

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

Universal Service. The USF pays ETCs to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected.

On November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers.  Support for CETCs serving areas that generally include Anchorage, Fairbanks, and Juneau followed national reforms and had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations is capped and distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism. A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the USAC and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  The order adopted several reforms, but the only reform with a significant 2012 impact was a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  In an order released on December 27, 2012, the FCC’s Wireline Competition Bureau granted GCI a waiver to permit early recertification of subscribers (those recertified prior to June 1, 2012), subject to the condition that certain address information be verified for a subset of those subscribers by January 31, 2013.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.  All ILECs in Alaska are Rural Telephone Companies except ACS in its Anchorage study area.  We have had to participate in numerous proceedings regarding the rural exemptions of various ILECs, including ACS for its Fairbanks and Juneau operating companies, MTA and Ketchikan Public Utilities, in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

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

See “Description of Our Business by Reportable Segment — Consumer — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  On November 29, 2011, the FCC published a final rule to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  We do not anticipate that the adopted changes, for which implementation began in 2012, will have a material impact, except that the reduction of interstate access rates generally will result in a cost savings on access charges to us.  However, the details of implementation in general and between different classes of technology continue to be addressed, and they could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but we do not expect it to have a material impact on our operations.

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

Regulatory Regime Applicable to IP-based Networks. In recent months, AT&T and the National Telecommunications Cooperative Association have petitioned the FCC to consider revisions to the regulatory regime governing interconnection and other policies related to the transition of networks from TDM-based to IP-based technologies.  These proceedings are in early stages, and we cannot predict any resulting proceedings or their effect on us; however, a change in regulatory obligation or classification that interfered with our ability to exchange traffic with other providers, that raised the cost of doing so, or that adversely affected eligibility for USF support could materially affect our net cost of and revenue from providing local services.

Rural Health Care Program. On December 12, 2012, the FCC created the Healthcare Connect Fund to supplement the existing Rural Health Care Program of the USF.  Healthcare providers can choose to participate under either the existing Rural Health Care Program or the new Healthcare Connect Fund.  We cannot predict at this time the impact of this change but we do not expect it to have a material impact on our operations.

Other
Conflict Minerals.  Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries.  These new disclosure requirements begin in May 2014.  We are still completing our review of the requirements as they pertain to us but do not believe complying with these disclosure requirements will have a material effect on our financial position, results of operations or liquidity.

Financial Information about our Foreign and Domestic Operations and Export Sales
Although we have several agreements to originate and terminate international toll traffic, we do not have foreign operations or export sales.  We conduct our operations throughout the western contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful.

Company-Sponsored Research
We have not expended material amounts during the last three fiscal years on company-sponsored research activities.

Geographic Concentration and the Alaska Economy
The national economy continues to see persistent unemployment and slow economic growth and even once stabilized is not expected to return quickly to a period of strong growth.  Should the national economy deteriorate further, it could lead to reductions in consumer spending which could impact our revenue growth.  However, we offer wireless, data and voice telecommunication services and video services to customers primarily throughout Alaska.  Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska, and we believe the Alaska economy continues to perform well compared to most other states at the current time.  The economy of Alaska is dependent upon the natural resource industries, and in particular oil production, as well as government spending, investment earnings and tourism.  The government spending is comprised of state government and United States military spending.  Any deterioration in these markets could have an adverse impact on us.

State Government Spending
A significant part of the Alaska economy is the state government.  All of the State’s federal funding and the majority of investment revenues are dedicated for specific purposes, leaving oil revenues as the primary source of general operating revenues for the State of Alaska.  The State of Alaska reported in fiscal 2012 that oil revenues supplied 93% of the State's unrestricted revenues.  In fiscal 2013 state economists forecast that Alaska’s oil revenues will supply 92% of the State’s projected unrestricted revenues.

The volume of oil transported by the TransAlaska Oil Pipeline System over its life to date has been as high as 2.011 million barrels per day in fiscal 1988.  Production has been declining over the last several years with an average of 579,000 barrels produced per day in fiscal 2012.  The State forecasts the production rate to decline from 553,000 barrels produced per day in fiscal 2013 to 339,000 barrels produced per day in fiscal 2022.

Market prices for North Slope oil averaged $112.65 in fiscal 2012 and are forecasted to average $108.67 in fiscal 2013.  The closing price per barrel was $106.93 on March 1, 2013.  To the extent that actual oil prices vary materially from the State’s projected prices, the State’s projected revenues and deficits will change.

Should new oil discoveries or developments not materialize or the price of oil become depressed, the long term trend of continued decline in oil production from the Prudhoe Bay area is inevitable with a corresponding adverse impact on the economy of the State, in general, and on demand for telecommunications and video services, and, therefore, on us, in particular.  During 2012 Royal Dutch Shell plc secured all the required permits to begin drilling for oil in the Chukchi Sea but announced in early 2013 that they would delay exploration until 2014.  Periodically there are renewed efforts to allow exploration and development in the Arctic National Wildlife Refuge (“ANWR”). The United States Energy Information Agency has estimated that it could take nine years to begin oil field drilling after approval of ANWR exploration.

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

We have, since our entry into the telecommunication marketplace, aggressively marketed our services to seek a larger share of the available market.  The customer base in Alaska is limited, however, with a population of approximately 732,000 people.  The State of Alaska’s population is distributed as follows:

•	41% are located in the Municipality of Anchorage,
•	14% are located in the Fairbanks North Star Borough,
•	13% are located in the Matanuska-Susitna Borough,
•	8% are located in the Kenai Peninsula Borough,
•	4% are located in the City and Borough of Juneau, and
•	The remaining 20% are located in other communities across the State of Alaska.

United States Military Spending
In August 2011, Congress enacted the Budget Control Act which committed the United States government to significantly reducing the federal deficit over ten years, including substantial automatic spending cuts, known as "sequestration," split between defense and non-defense programs.  These spending cuts went into effect beginning March 1, 2013.  We are not able to predict the effect that sequestration or any form of spending cuts will have on Alaska’s economy or on us.

Employees
We employed 1,734 persons as of December 31, 2012, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

There is substantial competition in the telecommunications and entertainment industries.  Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets.  We face increasing wireless services competition from the expected entrance of Verizon into the Alaska market and increasing video services competition from DBS providers.

We expect competition to increase as a result of the rapid development of new technologies, services and products.  We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.  Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors.  To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets, we could lose market share or experience a decline in our revenue and net income.  Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services.  Competitive pressures also create challenges for our ability to grow new businesses or introduce new services successfully and execute our business plan.  Most of our business segments also face the risk of potential price cuts by our competitors that could materially adversely affect our market share and gross margins.

For more information about competition by segment, see the sections titled “Competition” included in “Item 1 — Business — Narrative Description of our Business — Description of our Business by Reportable Segment.”

If we experience low or negative rates of subscriber acquisition or high rates of turnover, our financial performance will be impaired.

We are in the business of selling communications and entertainment services to subscribers, and our economic success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to retain and attract subscribers, our financial performance will be impaired.  Our rates of subscriber acquisition and turnover are affected by a number of competitive factors including the size of our service areas, network performance and reliability issues, our device and service offerings, subscribers’ perceptions of our services, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although we have implemented programs to attract new subscribers and address subscriber turnover, we cannot assure you that these programs or our strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or low or negative rate of new subscriber acquisition would reduce revenues and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain our business plan which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to obtain or maintain the roaming services we need from other carriers to remain competitive.

AT&T Wireless and Verizon, who is expected to be a competitor starting in 2013, have national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services.  We believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners. We do not currently have LTE data agreements with any carriers that are currently providing these services.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms.  The FCC has also adopted rules generally requiring carriers to offer data roaming services.  The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC’s data roaming order from a challenge by Verizon Wireless.  These orders, however, do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates.  If we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for our customers or may be unable to provide such services on a cost-effective basis.  Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our turnover and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We may be unable to complete our pending transactions or if completed we may not be able to successfully manage the new operations.

The formation, with ACS, of AWN is crucial to our strategy to remain competitive in wireless services against the national wireless carriers.  We anticipate being granted approval by the FCC and having the ability to close on the transactions contemplated in the Wireless Agreement by the end of the second quarter of 2013.  A delay or failure to gain FCC approval or the occurrence of any other event delaying or causing a failure to complete the AWN transaction may cause us to incur additional and unforeseen expenses and may have an adverse effect on our business, financial condition, or results of operations.

If we complete the AWN transaction we may not be able to successfully integrate the network facilities or recognize the expected synergies which may cause interruptions of or loss of momentum in our business and financial performance.  The diversion of management’s attention and any delays or difficulties encountered in connection with this transaction may have an adverse effect on our business, financial condition, or results of operations.  We may also incur additional and unforeseen expenses in connection with the integration efforts.  There can be no assurance that the expense savings and synergies that we anticipate from the transaction will be realized fully or will be realized within the expected timeframe.

If we complete the Denali Media transaction we may not be able to successfully manage the broadcast stations or recognize the expected synergies with our video services business which may cause interruptions of or loss of momentum in our business and financial performance.  The diversion of management’s attention and any delays or difficulties encountered in connection with this transaction may have an adverse effect on our business, financial condition, or results of operations.  We may also incur additional and unforeseen expenses in connection with the management efforts.  There can be no assurance that the expense savings and synergies that we anticipate from the transaction will be realized fully or will be realized within the expected timeframe.

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

The FCC, together with the Federal Aviation Administration, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation.  The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities.  The FCC has adopted rule changes that require local notice in any community in which it is seeking FCC Antenna Structure Registration to build a tower.  Local notice provides members of the community with an opportunity to comment on or challenge the tower construction for environmental or other reasons.  This rule change could cause delay for certain tower construction projects.

Internet Services. Proposals may be made before Congress and the FCC to mandate cable operators provide “open access” over their cable systems to Internet service providers. As of the date of this report, the FCC has declined to impose such requirements. If the FCC or other authorities mandate additional access to our cable systems, we cannot predict the effect that this would have on our Internet service offerings.

Changes in the regulatory environment relating to the Internet access market, including changes in legislation, FCC regulation, judicial action or local regulation that affect communications costs or increase competition from the ILEC or other communications services providers, could adversely affect the prices at which we sell Internet services.

Video Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future. Currently, pursuant to Alaska law, the basic video rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority; the rates in Juneau were reviewed and approved by the RCA in July 2010.

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

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 19%, and 18% of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively.  We had USF net receivables of $70.1 million and $69.8 million at December 31, 2012 and 2011, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  For example, on November 29, 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers.  As described further in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” the reform changes reduced our current and future high cost support revenue. Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

See “Description of Our Business by Reportable Segment — Regulation — Wireless Services and Products — Universal Service” and “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

Programming expenses for our video services are increasing, which could adversely affect our business.

We expect programming expenses for our video services to continue to increase in the foreseeable future.  The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming.  In addition, as we add programming to our video services or if we choose to distribute existing programming to our customers through additional delivery platforms, we may incur increased programming expenses.  We are not making payments on a per subscriber basis to local broadcast television stations in exchange for their required consent for the retransmission of broadcast network programming to our video services customers but there can be no assurance that we will continue to avoid such payment.  We expect to continue to be subject to demands for payment and other concessions from local broadcast television stations.  If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our business, financial condition, or results of operations.  Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services and our business could be adversely affected.

The decline in our Consumer, Network Access and Commercial voice services’ results of operations, which include long-distance and local access services, may accelerate.

We expect our Consumer, Network Access and Commercial voice services’ results of operations, which include long-distance and local access services, will continue to decline.  As competition from wireless carriers, such as ourselves, increases we expect our local access services and long-distance subscribers will continue to decline and possibly accelerate.  Additionally, we do not expect to increase the rates charged to our remaining subscribers resulting in decreasing results of operations.  We expect to continue to strategically use certain marketing and bundling strategies to slow the decline but we do not expect these strategies will significantly impact or stop the decline.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit program for funding our TERRA-NW project.

As of December 31, 2012, we have entered into three separate arrangements under the NMTC program with US Bancorp to help fund various phases of our TERRA-NW project.  In connection with the NMTC transactions we received proceeds which are restricted for use on TERRA-NW.  The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  We have agreed to indemnify US Bancorp for any loss or recapture of its $56.0 million in NMTCs until such time as our obligation to deliver tax benefits is relieved.   Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

Failure to complete development, testing and deployment of a new technology that supports new services could affect our ability to compete in the industry.  In addition, the technology we use may place us at a competitive disadvantage.

We develop, test and deploy various new technologies and support systems intended to enhance our competitiveness by both supporting new services and features and reducing the costs associated with providing those services or features.  Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner.  We may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology.  Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services.  Any resulting customer dissatisfaction could affect our ability to retain customers and may have an adverse effect on our financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, we must phase out outdated and unprofitable technologies and services.  If we are unable to do so on a cost-effective basis, we could experience reduced profits.

Unfavorable general economic conditions in the United States could have a material adverse effect on our financial position, results of operations and liquidity.

Unfavorable general economic conditions, including the current continued economic slowdown in the United States, could negatively affect our business.  While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  One or more of these circumstances could cause our revenue to decline.  Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase.  The government has taken various measures in an attempt to help improve the economy, however, we are unable to predict the success or outcome of such programs.  For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

Our business is geographically concentrated in Alaska.  Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations and liquidity.

We offer voice, data and wireless communication and video services to customers primarily in Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.  The economy of Alaska is dependent upon natural resource industries, in particular oil production, as well as tourism, and government spending, including substantial amounts for the United States military.  Any deterioration in these markets or the occurrence of a single disruptive event, such as a shut-down of the TransAlaska Pipeline System, could have an adverse impact on the demand for communication and video services and on our results of operations and financial condition.  In addition, the customer base in Alaska is limited.  Alaska has a population of approximately 732,000 people, 54% of whom are located in the Anchorage and Matanuska-Susitna Borough region.  We have already achieved significant market penetration with respect to our service offerings in Anchorage and in other locations in Alaska.

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

See the section “Item 1 — Business — Geographic Concentration and the Alaska Economy” for more information.

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

If failures occur in our undersea fiber optic cable systems or our TERRA-SW facility and its extensions, our ability to immediately restore the entirety of our service may be limited and we could incur significant costs, which could lead to a material adverse effect on our business, financial position, results of operations or liquidity.

Our communications facilities include undersea fiber optic cable systems that carry a large portion of our traffic to and from the contiguous lower 48 states one of which provides an alternative geographically diverse backup communication facility to the other.  Our facilities also include TERRA-SW and its extensions which are an unringed facility operating in a remote environment and are at times difficult to access for repairs.  If a failure of both sides of the ring of our undersea fiber optic facilities or of our unringed TERRA-SW facility and its extensions occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity.  Damage to an undersea fiber optic cable system or TERRA-SW and its extensions could result in significant unplanned expense which could have a material adverse effect on our business, financial position, results of operations or liquidity.

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

We depend on a limited number of third-party vendors to supply wireless, Internet, video and other telephony-related equipment.  If our providers of this equipment are unable to timely supply the equipment necessary to meet our needs or provide them at an acceptable cost, we may not be able to satisfy demand for our services and competitors may fulfill this demand.  Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and our leading edge services and products), in many situations we deploy and utilize specialized, advanced technology and equipment that may not have a large market or demand.  Our vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail.  Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require us to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

The suppliers and vendors on which we rely may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement.  Such claims have been growing rapidly in the communications industry.  We are unable to predict whether our business will be affected by any such litigation.  We expect our dependence on key suppliers to continue as they develop and introduce more advanced generations of technology.

We do not have insurance to cover certain risks to which we are subject, which could lead to the incurrence of uninsured liabilities that adversely affect our financial position, results of operations or liquidity.

As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above-ground fiber optic cable systems.  If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Our significant debt and capital lease obligations could adversely affect our business and prevent us from fulfilling our obligations under our Senior Notes, Senior Credit Facility, other debt or capital leases.

We have and will continue to have a significant amount of debt and capital lease obligations.  On December 31, 2012, we had total debt of $877.1 million and total capital lease obligations of $80.6 million.  We expect to fund our $100.0 million purchase of certain wireless assets from ACS and the $50.0 million working capital line of credit to AWN according to the Wireless Agreement by increasing our total debt.  Our high level of debt and capital lease obligations could have important consequences, including the following:

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

We may be unable to obtain additional financing as needed to close our AWN transaction.

We expect to fund our $100.0 million purchase of certain wireless assets from ACS and the $50.0 million working capital line of credit to AWN according to the Wireless Agreement by increasing our total debt.  It is difficult to predict future debt market conditions and whether we will be able to obtain additional financing on terms acceptable to us or at all. Depending upon market conditions, any additional financing we might seek could be with rates and terms significantly less favorable than those contained in our outstanding debt instruments. Other factors, such as a rating downgrade, could further impact our potential access to financing sources. The failure to raise sufficient funds on reasonable terms could cause us to not close our AWN Transaction which could have an adverse effect on our business, financial condition, or results of operations.

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

Any significant impairment of our indefinite-lived intangible assets would lead to a decrease in our assets and a reduction in our net operating performance.

We had $294.9 million of indefinite-lived intangible assets at December 31, 2012, consisting of cable certificates of $191.6 million, goodwill of $77.3 million and wireless licenses of $26.0 million.  Our cable certificates are our largest indefinite-lived intangible asset and represent agreements with government entities to construct and operate a video business.  Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition.

If we make changes in our business strategy or if market or other conditions adversely affect our operations, we may be forced to record an impairment charge, which would lead to a decrease in our assets and a reduction in our net operating performance.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value of the goodwill and/or the indefinite-lived intangible assets, as appropriate, and the fair value of the goodwill and/or indefinite-lived intangible assets, in the period in which the determination is made.  The testing of goodwill and indefinite-lived intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value, resulting in an impairment charge.

Our ability to use net operating loss carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

At December 31, 2012, we have tax net operating loss carryforwards of $293.3 million for U.S. federal income tax purposes and, under the Internal Revenue Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

Concerns about health risks associated with wireless equipment may reduce the demand for our wireless services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices.  Purported class actions and other lawsuits have been filed from time to time against other wireless companies seeking not only damages but also remedies that could increase the cost of doing business.  We cannot be sure of the outcome of any such cases or that the industry will not be adversely affected by litigation of this nature or public perception about health risks.  The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers.  Further research and studies are ongoing, with no linkage between health risks and mobile phone use established to date by a credible public source.  However, we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Additionally, new government regulations on the use of a wireless device while driving may affect us through a reduction in usage revenue.  Studies have indicated that using wireless devices while driving may impair a driver’s attention.  Many state and local legislative bodies, including Alaska’s, have passed legislation to restrict the use of wireless telephones while driving vehicles.  In Alaska all drivers are banned from texting while driving.  Concerns over safety and the effect of additional future legislation, if adopted and enforced in the areas we serve, could limit our ability to market and sell our wireless services.  Litigation relating to accidents, deaths or serious bodily injuries allegedly incurred as a result of wireless telephone use while driving could result in adverse publicity and further governmental regulation.  Any of these results could have a material adverse effect on our financial position, results of operations or liquidity.

A significant percentage of our voting securities are owned by a small number of shareholders and these shareholders can control shareholder decisions on very important matters.

As of December 31, 2012, our executive officers and directors and their affiliates owned 11% of our combined outstanding Class A and Class B common stock, representing 22% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

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

Item 3. Legal Proceedings
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  The range of possible losses from asserted and unasserted claims recorded and possibly recorded in the future do not have a material adverse effect on our financial position, results of operations or liquidity.  In addition, in August 2010 a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  During 2012 final payments on all resolved claims were made with the exception of any potential claims for environmental remediation.  All paid claims related to the accident have been resolved within insurance policy limits and were recorded net of these recoveries in our Consolidated Income Statements.  We cannot predict the likelihood or nature of any potential claims for environmental remediation.

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

	Class A		Class B
	High	Low	High	Low
2012
First Quarter	$11.36	8.72	9.90	7.75
Second Quarter	$8.60	6.22	9.31	6.75
Third Quarter	$10.26	8.62	10.00	7.25
Fourth Quarter	$10.27	7.52	10.00	8.00
2011
First Quarter	$13.23	9.61	12.00	12.00
Second Quarter	$12.35	10.70	12.69	10.25
Third Quarter	$12.52	7.57	12.30	12.30
Fourth Quarter	$10.56	7.49	10.15	6.86

Holders
As of December 31, 2012, there were 2,425 holders of record of our Class A common stock and 329 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

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

Performance Graph
The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2008 through 2012.  This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period.  This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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

Prepared by Zacks Investment Research, Inc.  All indexes used with permission.  All rights reserved.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GENERAL COMMUNICATION, INC., NASDAQ STOCK MARKET INDEX FOR UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK1,2,3,4
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)

FYE 12/31/07	100.00	100.00	100.00
FYE 12/31/08	92.45	61.17	57.46
FYE 12/31/09	72.91	87.93	86.16
FYE 12/31/10	144.68	104.13	111.25
FYE 12/31/11	111.86	104.69	117.64
FYE 12/31/12	109.57	123.85	158.93

1	The lines represent annual index levels derived from compounded daily returns that include all dividends.
2	The indexes are reweighted daily, using the market capitalization on the previous trading day.
3	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
4	The index level for all series was set to $100.00 on December 31, 2007.

Issuer’s Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A common stock during the quarter ended December 31, 2012:

		(a) Total Number of Shares Purchased1	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs3
October 1, 2012 to
October 31, 2012		93,504	$9.02	86,392	$104,043,599
November 1, 2012 to
November 30, 2012		264,207	$8.12	233,528	$102,156,975
December 1, 2012 to
December 31, 2012		161,755	$8.83	154,617	$100,973,892
	Total	519,466

1 Consists of 474,522 shares from open market purchases made under our publicly announced repurchase plan, 15 shares from private purchases made under our publicly announced plan and 44,929 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

3 The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $317.3 million through December 31, 2012, consisting of $312.1 million through September 30, 2012, and an additional $5.2 million during the three months ended December 31, 2012.  We have made total repurchases under the program of $216.3 million through December 31, 2012.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2012	2011	2010	2009	2008
(Amounts in thousands except per share amounts)
Revenues	$710,181	679,381	651,250	595,811	575,442
Income (loss) before income taxes	$21,250	12,891	17,858	6,867	(2,880)
Net income (loss)	$9,162	5,486	8,610	3,172	(3,716)
Net loss attributable to non-controlling interest	$511	238	-	-	1,503
Net income (loss) attributable to GCI common stockholders	$9,673	5,724	8,610	3,172	(2,213)
Basic net income (loss) attributable to GCI per common share	$0.23	0.13	0.16	0.06	(0.04)
Diluted net income (loss) attributable to GCI per common share	$0.23	0.12	0.16	0.05	(0.04)
Total assets	$1,506,552	1,446,320	1,350,353	1,417,335	1,335,301
Long-term debt, including current portion and net of unamortized discount	$877,051	861,272	781,717	776,380	716,831
Obligations under capital leases, including current portion	$80,612	86,054	91,165	95,914	100,329
Redeemable preferred stock
Series B	$-	-	-	-	-
Series C	$-	-	-	-	-
Total GCI stockholders’ equity	$157,178	157,339	199,099	265,255	258,197
Dividends declared per common share	$-	-	-	-	-

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates and wireless licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), depreciation, and accrual of contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

The national economy continues to see persistent unemployment and slow economic growth and even once stabilized is not expected to return quickly to a period of strong growth.  Should the national economy deteriorate further, it could lead to reductions in consumer spending which could impact our revenue growth.  As discussed earlier in “Item 1 — Business — Geographic Concentration and the Alaska Economy,” we believe the Alaska economy continues to perform well compared to most other states at the current time.  The State of Alaska has large cash reserves that should enable it to maintain its budget for at least the short-term. This cash reserve is important for Alaska’s economy as the State is the largest employer and second largest source of gross state product.  The majority of our revenue is driven by the strength of the Alaska economy which appears to have weathered the economic pressures relatively well to date.  Nonetheless we cannot predict the impact the nation’s future economic situation may have on us in the future.

On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), a wholly owned subsidiary of GCI, pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless (“Verizon”) and AT&T in Alaska.  After the transaction closes AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  ACS also agreed to contribute its remaining wireless network assets and certain rights to use capacity to AWN.  Upon the contribution of assets to AWN, ACS Member will own one-third of AWN and we will own two-thirds of AWN.  ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $80.0 million in distributions over the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.  We are evaluating the accounting treatment for this transaction.

The closing of the transactions is subject to the satisfaction of customary closing conditions, including the receipt of required governmental and third party consents and approvals and the expiration of any applicable waiting periods under competition laws.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired without any objections.  The transactions are expected to close by the second quarter of 2013.

As an eligible telecommunications carrier (“ETC”), we receive support from the USF to support the provision of wireline local access and wireless services in high cost areas. On November 29, 2011, the Federal Communications Commission (“FCC”) published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”).  The High Cost Order defined Urban and Remote areas and divided support to Alaska between these two areas.  Support for competitive eligible telecommunications carriers (“CETCs”) serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations will continue to be distributed on a per-line basis until the later of July 1, 2014, or the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local access and wireless services in these areas would be materially adversely affected by a substantial reduction of USF support.

The High Cost Order Remote and Urban program changes primarily impacted our Consumer segment.  The High Cost Order Remote and Urban program changes resulted in decreased Consumer segment voice revenue of approximately $1.6 million and decreased Consumer segment wireless revenue of approximately $1.7 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011.  At December 31, 2012, we have $32.0 million and $3.6 million in Remote and Urban high cost accounts receivable, respectively.

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company (“USAC”) and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.  The order adopted several reforms but the only reform with a significant 2012 impact was a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012, to be completed by the end of 2012 subject to the waiver to perfect early recertification by January 31, 2013.  The completion of the annual recertification process was the primary reason for our loss of approximately 10,000 Lifeline subscribers from December 31, 2011 to December 31, 2012.

We have recognized $14.2 million in Consumer wireless Lifeline revenue for the year ended December 31, 2012.  The Lifeline program changes resulted in decreased Consumer segment wireless revenue of approximately $700,000 for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and estimated decreased Consumer segment revenue in the range of $1.3 million to $1.5 million for the year ending December 31, 2013, as compared to the year ended December 31, 2012.

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

In November 2010, Verizon acquired a license for 700 MHz wireless spectrum covering Alaska.  Verizon began building a Long Term Evolution (“LTE”) network in 2012 and subsequently we expect they will be an additional competitor where our markets overlap.  We cannot predict the potential impact this new competition may have on us in the future.

As part of an agreement signed in December 2007 with AT&T Mobility, AT&T Mobility provided to us a large block of wireless network usage at no charge that we used for roaming.  This block of minutes was depleted in January 2012 and our wireless Cost of Goods Sold for the year ended December 31, 2012, increased approximately $5.1 million as compared to the year ended December 31, 2011, before factoring in the impact of 2012 non-Lifeline subscriber growth.  Our future wireless Cost of Goods Sold will depend on several factors including the impact and timing of our wireless network build-out, the pattern of usage by our wireless subscribers, and negotiated rates with our roaming partners.

On October 3, 2012, we entered into a second arrangement under the New Markets Tax Credit (“NMTC”) program with US Bancorp for $12.9 million to fund the further extension of terrestrial broadband service to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network (“Phase 3 of TERRA-Northwest”) (“NMTC #2”).  In connection with this NMTC #2 transaction we loaned $37.7 million to two special purpose entities created to effect the financing arrangement, at 1.0% interest due October 2, 2042.  Simultaneously, US Bancorp invested $17.5 million in these special purpose entities, and as such, is entitled to substantially all of the benefits derived from the NMTCs. The special purpose entities then contributed US Bancorp’s contribution and the loan proceeds to certain community development entities (“CDEs”) less payment of placement fees of $3.2 million. The CDEs, in turn, loaned $52.0 million, at interest rates varying from 0.7099% to 0.7693%, to Unicom, Inc. (“Unicom”), our wholly owned subsidiary, as partial financing for Phase 3 of TERRA-Northwest (“TERRA-NW”).  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on Phase 3 of TERRA-NW.  Restricted cash of $12.9 million was received by Unicom on October 3, 2012.

On December 11, 2012, we entered into a third arrangement under the NMTC program with US Bancorp for $2.9 million for additional funding of Phase 3 of TERRA-NW (“NMTC #3”).  In connection with this NMTC #3 transaction we loaned $8.2 million to a special purpose entity created to effect the financing arrangement, at 1.0% interest due December 10, 2042.  Simultaneously, US Bancorp invested $3.8 million in this special purpose entity, and as such, is entitled to substantially all of the benefits derived from the NMTCs. The special purpose entity then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs less payment of placement fees of $240,000. The CDEs, in turn, loaned $11.8 million, at 1.3472% interest rate, to Unicom as partial financing for Phase 3 of TERRA-NW.  The loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on Phase 3 of TERRA-NW.  Restricted cash of $2.9 million was received by Unicom on December 11, 2012.  We plan to begin construction on Phase 3 of TERRA-NW in 2013 and expect to complete the project in 2014.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

				Percentage	Percentage
				Change1	Change1
	Year Ended December 31,			2012	2011
	2012	2011	2010	vs. 2011	vs. 2010
Statements of Operations Data:
Revenues:
Consumer segment	50%	52%	53%	0%	3%
Network Access segment	15%	16%	16%	0%	(2%)
Commercial segment	20%	20%	20%	5%	6%
Managed Broadband segment	12%	9%	8%	37%	27%
Regulated Operations segment	3%	3%	3%	(2%)	(3%)
Total revenues	100%	100%	100%	5%	4%
Selling, general and administrative expenses	34%	35%	35%	3%	3%
Depreciation and amortization expense	18%	19%	20%	4%	(1%)
Operating income	13%	13%	14%	(2%)	3%
Other expense, net	10%	11%	11%	(13%)	11%
Income before income taxes	3%	2%	3%	65%	(28%)
Net income	1%	1%	1%	67%	(36%)
Net loss attributable to the non-controlling interest	0%	0%	0%	115%	0%
Net income attributable to GCI	1%	1%	1%	69%	(34%)

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

Year Ended December 31, 2012 (“2012”) Compared to Year Ended December 31, 2011 (“2011”)

Overview of Revenues and Cost of Goods Sold
Total revenues increased 5% from $679.4 million in 2011 to $710.2 million in 2012.  Revenue increases in our Consumer, Commercial and Managed Broadband segments were partially offset by decreased revenue in our Network Access and Regulated Operations segments.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 9% from $227.4 million in 2011 to $247.5 million in 2012.  Cost of Goods Sold increases in our Consumer, Commercial, Managed Broadband and Regulated Operations segments were partially offset by decreased Cost of Goods Sold in our Network Access segment.  See the discussion below for more information by segment.

Consumer Segment Overview
Consumer segment revenue represented 50% of 2012 consolidated revenues. The components of Consumer segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$41,439	52,052	(20%)
Video	115,307	118,635	(3%)
Data	86,466	71,977	20%
Wireless	109,760	109,910	0%
Total Consumer segment revenue	$352,972	352,574	0%

Consumer segment Cost of Goods Sold represented 52% of 2012 consolidated Cost of Goods Sold.  The components of Consumer segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$9,146	10,660	(14%)
Video	51,230	53,556	(4%)
Data	5,896	4,771	24%
Wireless	62,052	41,706	49%
Total Consumer segment Cost of Goods Sold	$128,324	110,693	16%

Consumer segment Adjusted EBITDA, representing 39% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Consumer segment Adjusted EBITDA	$88,858	110,734	(20%)

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	69,700	77,600	(10%)
Local access lines in service on GCI facilities1	64,900	72,000	(10%)
Video:
Basic subscribers2	122,300	125,000	(2%)
Digital programming tier subscribers3	72,500	75,600	(4%)
HD/DVR converter boxes4	90,400	89,400	1%
Homes passed	243,600	242,100	1%
Average monthly gross revenue per subscriber5	$77.98	$77.43	1%
Data:
Cable modem subscribers6	115,600	108,300	7%
Wireless:
Lifeline wireless lines in service7	32,400	42,400	(24%)
Non-Lifeline wireless lines in service8	90,600	82,200	10%
Average monthly gross revenue per subscriber9	$69.02	$68.34	1%

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

5 Average monthly consumer video revenues divided by the average number of consumer basic subscribers at the beginning and end of each month in the period.

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

Consumer Segment Revenues
The decrease in voice revenue is primarily due to:
•	A 21% decrease in local service plan fee revenue to $15.9 million due to decreased subscribers and a February 2012 rate decrease to one of our popular plans,
•
A 21% decrease in local service high cost support to $8.3 million due to the changes in the high cost support program as discussed above in the General Overview section of this Item 7 and a decrease in subscribers, and

•
A 39% decrease in long-distance usage to $2.4 million due to the lower rates mandated by the Intrastate Access Reform Act (“Intrastate Access Reform”) which went into effect in July 2011, along with our introduction of a popular new plan offering unlimited interstate and intrastate calling which went into effect in August 2011.

The increase in data revenue is primarily due to:
•	An 18% increase in cable modem revenue to $75.0 million due to increased subscribers and our subscribers’ selection of plans that offer higher speeds, and
•	A 57% increase in excess usage revenue to $7.9 million due to customers moving from plans with unlimited usage to plans with limited usage.

The increase in wireless revenue is primarily due to a 10% increase in plan fee revenue to $46.8 million due to our subscribers’ selection of plans that offer more data and an increase in non-Lifeline subscribers.  This increase was partially offset by:
•
A 10% decrease in wireless high cost support to $31.9 million due to the changes in the high cost support program as discussed above in the General Overview section of this Item 2 and decreased subscribers, and

•
A 16% decrease in Lifeline support to $14.2 million primarily due to decreased subscribers primarily resulting from the recertification program started in June 2012 and discussed above in the General Overview section of this Item 2.

Consumer Segment Cost of Goods Sold
The wireless Cost of Goods Sold increase is primarily due to increased costs for wireless handset equipment and roaming.  Our wireless handset equipment costs have increased because a higher percentage of our handsets sold have been premium smartphones which have a higher cost.  Additionally, we have experienced an increase in handset sales due to an increased number of handsets issued to new customers and those extending their service.  The increase in roaming costs is due to the end of free network usage as discussed above in the General Overview section of this Item 7 and an increase in data usage by our customers.  The increase in smartphones resulted in an increase in data usage.

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

Network Access Segment Overview
Network access segment revenue represented 15% of 2012 consolidated revenues. The components of Network Access segment revenue are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$22,496	23,553	(4%)
Data	56,194	62,456	(10%)
Wireless	26,757	19,447	38%
Total Network Access segment revenue	$105,447	105,456	0%

Network Access segment Cost of Goods Sold represented 10% of 2012 consolidated Cost of Goods Sold.  The components of Network Access segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$9,275	12,194	(24%)
Data	13,664	15,386	(11%)
Wireless	1,417	1,164	22%
Total Network Access segment Cost of Goods Sold	$24,356	28,744	(15%)

Network Access segment Adjusted EBITDA, representing 24% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Network Access segment Adjusted EBITDA	$55,298	50,209	10%

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

Network Access Segment Cost of Goods Sold
The decrease in voice Cost of Goods Sold is primarily due to Intrastate Access Reform which went into effect in July 2011 and eliminated the incumbent local exchange carrier’s (“ILEC”) ability to bill long distance carriers for certain intrastate line charges.

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

			Percentage
	2012	2011	Change
Voice	$27,377	28,712	(5%)
Video	12,841	11,605	11%
Data	93,434	85,961	9%
Wireless	9,923	9,823	1%
Total Commercial segment revenue	$143,575	136,101	5%

Commercial segment Cost of Goods Sold represented 27% of 2012 consolidated Cost of Goods Sold.  The components of Commercial segment Cost of Goods Sold are as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Voice	$9,872	13,083	(25%)
Video	2,008	2,154	(7%)
Data	48,576	45,475	7%
Wireless	6,439	4,458	44%
Total Commercial segment Cost of Goods Sold	$66,895	65,170	3%

Commercial segment Adjusted EBITDA, representing 16% of 2012 consolidated Adjusted EBITDA, is as follows (amounts in thousands):

			Percentage
	2012	2011	Change
Commercial segment Adjusted EBITDA	$35,946	31,222	15%

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service1	51,600	51,400	0%
Local access lines in service on GCI facilities	30,800	28,700	7%

Data:
Cable modem subscribers2	13,300	11,100	20%

Wireless:
Wireless lines in service3	17,000	15,300	11%

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

2 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

3 A wireless line in service is defined as a revenue generating wireless device.

Commercial Segment Revenues
The increase in data revenue is primarily due to:
•	A 9% increase in managed services project revenue to $50.2 million due to special project work, and
•	A 9% increase in internet revenue to $22.3 million primarily due to increased subscribers and increased excess usage.

Commercial Segment Cost of Goods Sold
The decrease in voice Cost of goods Sold is primarily due to Intrastate Access Reform which went into effect July 2011 and eliminated the ILECs’ ability to bill long distance carriers for certain intrastate line charges.

The increase in data Cost of Goods Sold is primarily due to a $3.4 million or 10% increase in managed services project Cost of Goods Sold related to the increased revenue described above in “Commercial Segment Revenues.”

Commercial Segment Adjusted EBITDA
The Adjusted EBITDA increase is primarily due to increased revenue as described above in “Commercial Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Commercial Segment Cost of Goods Sold” and by an increase in the selling, general and administrative expense that was allocated to our Commercial segment primarily due to an increase in consolidated selling, general and administrative expense.

Managed Broadband Segment Overview
Managed Broadband segment revenue, Cost of Goods sold and Adjusted EBITDA represented 12%, 9% and 19% of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 37% to $86.6 million in 2012 as compared to 2011. The increase is primarily due to:
•
An $18.6 million increase in monthly contract revenue due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers,

•	A $3.1 million increase in product sales to our customers, and
•
Recognition of $1.6 million in previously denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009.  We had appealed the funding denial and received notice during the second quarter of 2012 that our appeal was successful and the funding was reinstated.

Managed Broadband Segment Cost of Goods Sold
Managed Broadband segment Cost of Goods Sold increased from $17.0 million in 2011 to $21.3 million in 2012 primarily due to Cost of Goods Sold associated with the product sales revenue described above in “Managed Broadband Segment Revenues.”

Managed Broadband Segment Adjusted EBITDA
Managed Broadband segment Adjusted EBITDA increased 49% to $42.8 million in 2012 primarily due to an increase in revenue as described above in "Managed Broadband Segment Revenues," partially offset by an increase in the Cost of Goods Sold as described above in “Managed Broadband Segment Cost of Goods Sold,” and an increase in the selling, general and administrative expense that was allocated to our Managed Broadband segment.  The increase in selling, general and administrative expense is primarily due to an increase in the 2011 segment margin upon which the selling, general and administrative expense allocation is based and an increase in consolidated selling, general and administrative expense.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Regulated Operations Segment Overview
Regulated Operations segment revenue, Cost of Goods Sold and Adjusted EBITDA represented 3%, 2% and 2% of 2012 consolidated revenues, Cost of Goods Sold and Adjusted EBITDA, respectively.

A selected key performance indicator for our Regulated Operations segment follows:

	December 31,		Percentage
	2012	2011	Change
Voice:
Total local access lines in service on GCI facilities1	8,300	9,100	(9%)

1 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

Regulated Operations Segment Revenues
Regulated Operations segment revenues decreased from $22.0 million in 2011 to $21.6 million in 2012.

Regulated Operations Segment Cost of Goods Sold
Regulated Operations segment Cost of Goods Sold increased from $5.8 million in 2011 to $6.6 million in 2012.

Regulated Operations Segment Adjusted EBITDA
Regulated Operations segment Adjusted EBITDA increased 37% to $3.9 million in 2012 primarily due to a decrease in selling, general and administrative expense.  The decrease in selling, general and administrative expense is primarily due to non-capitalizable TERRA-Southwest (“TERRA-SW”) expenses recorded in 2011 that did not recur in 2012.

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7.7 million to $243.2 million in 2012.  Individually significant items contributing to the increase include:

•	A $4.2 million increase in labor costs, and
•	$2.9 million in transaction costs related to the transactions described in the Wireless Agreement as discussed in the General Overview section of this Item 7.

As a percentage of total revenues, selling, general and administrative expenses decreased to 34% in 2012 from 35% in 2011, primarily due to increased revenues.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.5 million to $130.5 million in 2012 primarily due to new assets placed in service in 2012 partially offset by assets which became fully depreciated during 2012.

Other Expense, Net
Other expense, net of other income, decreased 13% to $67.7 million in 2012 primarily due to the absence of a $9.1 million loss on extinguishment of debt recognized in 2011.  On May 23, 2011, GCI, Inc., our wholly owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”).  We used the net proceeds from this offering to repay and retire all of our outstanding senior unsecured notes due 2014.

Income Tax Expense
Income tax expense totaled $12.1 million and $7.4 million in 2012 and 2011, respectively. Our effective income tax rate was 57% in 2012 and 2011.

At December 31, 2012, we have income tax net operating loss carryforwards of $293.3 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $120.0 million associated with income tax net operating losses that were generated from 2000 to 2011 and that expire from 2020 to 2031, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 55% to 59% in the year ending December 31, 2013, primarily due to the large amount of permanent differences expected in 2013 as compared to our net income before income tax expense.

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

Selected key performance indicators for our Consumer segment follow:

	December 31,		Percentage
	2011	2010	Change
Voice:
Total local access lines in service1	77,600	84,800	(8%)
Local access lines in service on GCI facilities1	72,000	77,400	(7%)
Video:
Basic subscribers2	125,000	130,000	(4%)
Digital programming tier subscribers3	75,600	81,800	(8%)
HD/DVR converter boxes4	89,400	88,100	1%
Homes passed	242,100	238,500	2%
Average monthly gross revenue per subscriber5	$77.43	$75.83	2%
Data:
Cable modem subscribers6	108,300	105,700	2%
Wireless:
Lifeline wireless lines in service7	42,400	45,000	(6%)
Non-Lifeline wireless lines in service8	82,200	79,900	3%
Average monthly gross revenue per subscriber9	$68.34	$63.96	7%

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

4 A HD/DVR converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service.

5 Average monthly consumer video revenues divided by the average number of consumer basic subscribers at the beginning and end of each month in the period.

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

Consumer Segment Revenues
The increase in data revenue is primarily due to a 19% increase in cable modem revenue to $63.4 million due to increased subscribers, rate increases in May and August 2010 and in May 2011, and our subscribers’ selection of plans that offer higher speeds.

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

Selected key performance indicators for our Commercial segment follow:

	December 31,		Percentage
	2011	2010	Change
Voice:
Total local access lines in service1	51,400	50,000	3%
Local access lines in service on GCI facilities	28,700	22,500	28%

Data:
Cable modem subscribers2	11,100	10,700	4%

Wireless:
Wireless lines in service3	15,300	13,800	11%

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

Managed Broadband Segment Revenues
Managed Broadband segment revenue, which includes data products only, increased 27% to $63.2 million in 2011 as compared to 2010. The increase is primarily due to increased monthly contract revenue due to increased data network capacity purchased by our ConnectMD® and SchoolAccess® customers and absence of $1.7 million in denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009. We received the funding commitment letter, which outlined the denied portion, in the second quarter of 2010.  The denial was appealed to the FCC and we received notice during the second quarter of 2012 that our appeal was successful.  We subsequently recognized $1.6 million in 2012.

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

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $762,000 to $125.9 million in 2011.

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

Income Tax Expense
Income tax expense totaled $7.4 million and $9.2 million in 2011 and 2010, respectively. Our effective income tax rate increased from 52% in 2010 to 57% in 2011.

Multiple System Operator (“MSO”) Operating Statistics
Our operating statistics include capital expenditures and customer information from our Consumer and Commercial segments which offer services utilizing our cable services’ facilities.

The standardized definition of a customer relationship is the number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase.  At December 31, 2012, 2011 and 2010 we had 126,700, 129,400, and 134,400 customer relationships, respectively.

The standardized definition of a revenue generating unit is the sum of all primary digital video, high-speed data, and telephony customers, not counting additional outlets.  At December 31, 2012, 2011 and 2010 we had 343,900, 345,900, and 350,100 revenue generating units, respectively.

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

As discussed in the General Overview section of this Item 7, in June 2012 we entered into a Wireless Agreement with ACS.  Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  We have also agreed to provide AWN a $50.0 million working capital line of credit.  We expect to finance the asset purchase and working capital line of credit by refinancing our Senior Credit Facility.

ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $80.0 million in excess of the distributions otherwise attributable to their ownership percentage during such period.  Currently we do not expect the preference payments will result in a significant decrease in our liquidity but should the payments cause a significant decrease our non-wireless capital expenditures will likely be reduced, which would likely reduce future revenues.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.

We will manage AWN and receive a management fee of 4% of free cash flow as defined in the Wireless Agreement in the first two years of operations.  The management fee will increase to 6% in the third and fourth years of the agreement and 8% after the fourth year of the agreement.  The management fee will be paid before distributions to the owners.

In July 2012, we received payment for the sale of a $4.5 million IRU.

On August 30, 2011, we entered into a financing arrangement under the NMTC program (“NMTC #1”) which provided $16.5 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to our TERRA-SW network and provide a high capacity backbone connection from the served communities to the Internet.  On October 3, 2012, and December 11, 2012, we entered into NMTC #2 and NMTC #3, respectively, which provided $12.9 million and $2.9 million, respectively, in net cash to help fund additional phases of our TERRA-NW project.  We began construction on TERRA-NW in 2012 and expect to complete the project in 2014 or earlier if possible.  The total net cash received under NMTC #1, NMTC #2 and NMTC #3 is recorded as Restricted Cash on our Consolidated Balance Sheets.  We have used $10.6 million of Restricted Cash to fund TERRA-NW capital expenditures through December 31, 2012.

In September 2011, the RCA approved our application for a $5.3 million grant to help fund TERRA-NW.  The grant was increased to $6.3 million in January 2012.  We received $5.7 million in grant funds during 2012.  The NMTC arrangements discussed above and this grant award partially fund backbone network facilities that we would not otherwise be able to construct within our return-on-investment requirements.  We plan to fund an additional $20.7 million for TERRA-NW.

On October 3, 2012, the FCC announced our winning bids in the Mobility Fund I auction for a $3.2 million grant to partially fund expansion of our 3G wireless network to high cost rural locations in Alaska.  Upon review we agreed to accept $2.3 million.  Upon FCC authorization of our final application submission, which is currently pending, we plan to begin construction in 2013 and expect to complete the project in 2014.

As discussed in the General Overview section of this Item 7, in November 2012 we entered into the Media Agreements pursuant to which we agreed to purchase three Alaska broadcast stations for a total of $7.6 million.  The Media Agreements are subject to the satisfaction of customary closing conditions, including the receipt of required governmental approvals from the FCC.  The transactions are expected to close in the second half of 2013.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2012 and 2011, are summarized as follows (amounts in thousands):

	2012	2011
Operating activities	$152,783	134,434
Investing activities	(168,905)	(164,193)
Financing activities	11,226	26,076
Net decrease in cash and cash equivalents	$(4,896)	(3,683)

Operating Activities
The increase in cash flows provided by operating activities from 2011 to 2012 is due primarily to:
•	A decrease in accounts receivable due to timing of payments,
•	An increase in accounts payable due to timing of payments, and
•	A decrease in accrued interest in 2011 due to a change in due dates for semi-annual interest payments on our 2021 Notes as compared to the senior unsecured notes due 2014 that were retired.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $146.0 million and $177.1 million during 2012 and 2011, respectively.  Our capital expenditures decreased in 2012 primarily due to our TERRA-SW project which was placed into service December 30, 2011.  Depending on available opportunities and the amount of cash flow we generate during 2013, we expect our 2013 expenditures from unrestricted cash for property and equipment, including construction in progress, for our core and non-core operations, to total approximately $150.0 million and $15.0 million, respectively.

Under our TERRA-SW Rural Utilities Service (“RUS”) award, we had total available grant funds of $44.0 million.  We have received $4.7 million in grant funds in 2012 for a total receipt of $39.8 million in grant funds under this award through December 31, 2012, leaving $4.3 million remaining grant funds available as of December 31, 2012.  We have a $959,000 grant fund receivable recorded as of December 31, 2012.

Under our TERRA-NW RCA award, we had total available grant funds of $6.3 million.  We have received $5.7 million in grant funds in 2012 for a total receipt of $5.7 million in grant funds under this award through December 31, 2012, leaving $600,000 remaining grant funds available as of December 31, 2012.  We have a $600,000 grant fund receivable recorded as of December 31, 2012.

In 2012, we received $15.8 million in restricted cash from participating in NMTC#2 and NMTC#3 financing transactions.  The cash is restricted for construction of TERRA-NW.

Financing Activities
Net cash provided by financing activities in 2012 consists primarily of proceeds from the issuance of our Supplement No. 3 under our Senior Credit Facility, borrowing under the revolving portion of our Senior Credit Facility, borrowing under our TERRA-SW RUS loan and investments by US Bancorp, a non-controlling interest.  These proceeds were offset by repayments under the revolving portion of our Senior Credit Facility, repayments of RUS debt and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
We have a facility which includes an $80.0 million term loan and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit (“Senior Credit Facility”).  The term loan is fully drawn at December 31, 2012.  Under the revolving portion of the Senior Credit Facility we have borrowed $10.0 million and have $349,000 of letters of credit outstanding, which leaves $64.7 million available for borrowing as of December 31, 2012.  A total of $90.0 million is outstanding as of December 31, 2012.

On February 15, 2013, we borrowed $10.0 million under the revolving portion of our Senior Credit Facility.  After consideration of this transaction, we have $54.7 million available for borrowing under the revolving portion of our Senior Credit Facility.

Available TERRA-SW Borrowings Under RUS
Under our TERRA-SW RUS award, we had total available loan funds of $44.2 million.  We have borrowed $4.8 million in loan funds in 2012 for a total borrowing of $40.0 million in loan funds under this award through December 31, 2012, leaving $4.2 million remaining loan funds available as of December 31, 2012.

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

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $101.0 million of repurchases as of December 31, 2012.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2012 we repurchased 1.5 million shares of GCI common stock under the stock buyback program at a cost of $14.0 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2012 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt	$879,794	1,928	92,912	2,905	782,049
Interest on long-term debt	459,895	62,392	122,249	119,278	155,976
Capital lease obligations, including interest	113,888	11,775	23,578	23,587	54,948
Operating lease commitments	174,055	27,764	46,336	35,011	64,944
Purchase obligations	36,574	33,101	3,473	-	-
Total contractual obligations	$1,664,206	136,960	288,548	180,781	1,057,917

Long-term debt listed in the table above includes principal payments on our Senior Credit Facility, 2019 and 2021 Notes, Rural Utilities Services debt and CoBank Mortgage note payable.  Interest on the amount outstanding under our Senior Credit Facility is based on variable rates.  We used the current rate paid on the Senior Credit Facility to estimate our future interest payments.  Our 2019 Notes require semi-annual interest payments of $18.3 million through November 2019 and our 2021 Notes require semi-annual interest payments of $11.0 million through June 2021.  Our Rural Utilities Services debt and CoBank Mortgage note payable have fixed interest rates ranging from 2.4% to 4.5%.  For a discussion of our 2019 and 2021 Notes, Senior Credit Facility, Rural Utilities Services debt and CoBank Mortgage note payable see note 6 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see note 13 in the accompanying “Notes to Consolidated Financial Statements.”

Purchase obligations include cancelable open purchase orders for goods and services for capital projects and normal operations totaling $31.7 million which are not included in our Consolidated Balance Sheets at December 31, 2012, because the goods had not been received or the services had not been performed at December 31, 2012.

Off-Balance Sheet Arrangements
We have not created, and are not party to, any special-purpose and off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

New Accounting Standards
Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” allows an entity to assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and thus whether it is necessary to perform the quantitative impairment test in accordance with GAAP.  The updated guidance is effective for the quarter ending March 31, 2013.  Early adoption was permitted.  The adoption of this guidance is not expected to have a material effect on our income statements, financial position or cash flows.

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

Those policies and estimates considered to be critical for the year ended December 31, 2012 are described below.

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

Allowance for Doubtful Receivables
We maintain allowances for doubtful receivables for estimated losses resulting from the inability of our customers to make required payments.  We also maintain an allowance for doubtful receivables based on notification that a customer may not have satisfactorily complied with rules necessary to obtain supplemental funding from the USAC for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts.  We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules.  If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required.  If their financial condition improves, or they emerge successfully from reorganization proceedings, allowances may be reduced.  Such allowance changes could have a material effect on our financial condition and results of operations.

Impairment and Useful Lives of Intangible Assets
We had $294.9 million of indefinite-lived intangible assets at December 31, 2012, consisting of cable certificates of $191.6 million, goodwill of $77.3 million and wireless licenses of $26.0 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired.

In our annual test over goodwill we are allowed to first assess qualitative factors (“Step Zero”) to determine whether it is more likely than not that goodwill is impaired.  We chose not to apply Step Zero and instead went straight to assessing for goodwill impairment using the traditional quantitative two-step process.  The first step of the quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

We chose not to early adopt ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which would have allowed us to apply a Step Zero in our annual test over our indefinite-lived intangible assets other than goodwill. The impairment test for identifiable indefinite-lived intangible assets other than goodwill consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Our cable certificates are our largest indefinite-lived intangible asset and represent agreements with government entities to construct and operate a video business.  The value of our cable certificates is derived from the economic benefits we receive from the right to solicit new customers and to market new services.  The amount we have recorded for cable certificates is primarily from cable system acquisitions.  The cable certificates are valued under a direct discounted cash flow method whereby the cash flow associated with existing customers is isolated after appropriate contributory asset charges and then projected based on an analysis of customer churn and attrition characteristics.

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

We have allocated all of the goodwill to our reporting units and based on our annual impairment test as of October 31, 2012, the fair value of each reporting unit exceeded the book value by a range between 15% and 123%.  The reporting unit that exceeded the book value by 15% passed the goodwill impairment test by $97.9 million, which we believe is a large margin.  We believe none of our reporting units were close to failing step one of the goodwill impairment test.

Based on our annual impairment test as of October 31, 2012, the fair value of our cable certificates exceeded the book value by 29% and $55.4 million, which we believe is a large margin.  The fair value of our wireless licenses exceeded the book value by 8% and $2.0 million as of October 31, 2012.  The fair value of our wireless licenses was negatively affected by increases in our forecasted wireless Cost of Goods Sold for handset and data roaming costs.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $120.0 million associated with income tax net operating losses that were generated from 2000 to 2011, and that primarily expire from 2020 to 2031, and with charitable contributions that were converted to net operating losses in 2004 to 2007, and that expire in 2024 to 2027, respectively.  We have recorded deferred tax assets of $1.9 million associated with alternative minimum tax credits that do not expire.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2012, based on management’s belief that future reversals of existing taxable temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 4.0% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility) for the revolving portion and LIBOR plus 2.5% for the term portion.  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2012, we have borrowed $90.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $900,000 of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 8. Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements are filed under this Item, beginning on page 109.  Our supplementary data is filed under Item 7, beginning on page 46.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting", our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2012, we maintained effective internal control over financial reporting.

Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2012, which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification

As of December 31, 2012, our board consisted of eight director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board's first meeting after each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2012:

Name	Age	Position
Stephen M. Brett1	72	Chairman, Director
Ronald A. Duncan1	60	President, Chief Executive Officer and Director
John M. Lowber	63	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
G. Wilson Hughes	67	Executive Vice President - Wireless
William C. Behnke	55	Senior Vice President
Martin E. Cary	48	Vice President – General Manager, Managed Broadband Services
Gregory F. Chapados	55	Executive Vice President and Chief Operating Officer
Paul E. Landes	54	Senior Vice President and General Manager, Consumer Services
Gregory W. Pearce	49	Vice President and General Manager, Business Services
Tina M. Pidgeon	44	Senior Vice President, General Counsel and Government Affairs
Jerry A. Edgerton1	70	Director
Scott M. Fisher1	46	Director
William P. Glasgow1	54	Director
Mark W. Kroloff1	55	Director
Stephen R. Mooney1	53	Director
James M. Schneider1	60	Director

1
The present classification of our board is as follows: (1) Class I – Messrs. Edgerton and Kroloff, whose present terms expire at the time of our 2014 annual meeting; (2) Class II – Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our 2015 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our 2013 annual meeting.

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

Stephen M. Brett.  Mr. Brett has served as Chairman of our board since June 2005 and as a director on our board since January 2001.  He has been of counsel to Sherman & Howard, L.L.C., a law firm, since January 2001.  He was Senior Executive Vice President for AT&T Broadband from March 1999 to April 2000.  His present term as a director on our board expires at the time of our 2015 annual meeting.

Ronald A. Duncan.  Mr. Duncan is a co-founder of the Company and has served as a director on our board since 1979.  Mr. Duncan has served as our President and Chief Executive Officer since January 1989.  His present term as director on the board expires at the time of our 2015 annual meeting.

John M. Lowber.  Mr. Lowber has served as our Chief Financial Officer since January 1987, as our Secretary and Treasurer since July 1988 and as one of our Senior Vice Presidents since December 1989.

G. Wilson Hughes.  Mr. Hughes has served as our Executive Vice President – Wireless since June 4, 2012.  Prior to that, he served as Executive Vice President and General Manager from June 1991 to June 4, 2012.

William C. Behnke.  Mr. Behnke has served as one of our Senior Vice Presidents since January 2001.

Martin E. Cary.  Mr. Cary has served as our Vice President – General Manager, Managed Broadband Services since September 2004.

Gregory F. Chapados.  Mr. Chapados has served as our Executive Vice President and Chief Operating Officer since June 4, 2012.  Prior to that, he served as one of our Senior Vice Presidents from June 2006 to June 2012.

Paul E. Landes.  Mr. Landes has served as one of our Senior Vice Presidents and as General Manager, Consumer Services since December 2010.  Prior to that, he served as our Vice President and General Manager, Consumer Services from September 2005 to December 2010.

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

Mark W. Kroloff.  Mr. Kroloff has served as a director on our board since February 2009.  Since January 2010, he has been a principal at First Alaskan Capital Partners, LLC, an investment firm.  From May 2005 to December 2009, he was Senior Executive Vice President and Chief Operating Officer of Arctic Slope Regional Corporation ("ASRC"), an Alaska Native regional corporation formed pursuant to the Alaska Native Claims Settlement Act.  From 2001 to April 2005, Mr. Kroloff was Chief Operating Officer of Cook Inlet Region, Inc., also an Alaska Native regional corporation.  Prior to that, from 1989 to 2001 he was Vice President and General Counsel of Cook Inlet Region, Inc.  He also serves on the board of managers for Trilogy International Partners, LLC.  Mr. Kroloff's present term as a director on our board expires at the time of our 2014 annual meeting.

Stephen R. Mooney.  Mr. Mooney has served as a director on our board since January 1999.  He has been a Partner at Chessiecap Securities, Inc., an investment bank specializing in technology and telecommunications services based in Maryland since 2012.  From April 2010 to 2012, Mr. Mooney was a Managing Director with the McClean Group, LLC, a national financial advisory services firm.  From February 2008 to November 2009, Mr. Mooney was Vice President, Business Development for Affiliated Computer Services, Inc., a global information technology and business process outsourcing company.  From January 2006 to September 2007, he was Executive Director, Business Development of VerizonBusiness, a unit of Verizon.  Prior to that, he was Vice President, Corporate Development and Treasury Services at MCI beginning in 2002.  From 1999 to 2002, he was Vice President of WorldCom Ventures Fund, Inc.  His present term as a director on our board expires at the time of our 2015 annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During 2013, one of our executive officers (Mr. Duncan) discovered that he failed to include 13 shares gifted to him on January 8, 2004 in a Form 5, however, the shares were reported in a Form 5 filed with the SEC on March 15, 2012.  Additionally, Mr. Duncan mistakenly reported that 1,322 shares were withheld for taxes on a June 1, 2012 vesting of restricted stock.  The shares were correctly reported in an amended Form 4 that was filed with the SEC on July 31, 2012.  Another executive officer (Mr. Hughes) mistakenly reported that he had 22,897 shares withheld for taxes in a Form 4 filed on January 9, 2012 when in fact 15,177 shares were withheld for taxes.  The correct number of shares was reported in an amended Form 4 that was filed with the SEC on February 8, 2012.  Mr. Hughes also discovered that he failed to report 850 shares given as gift to a non-profit in 1996, however, the gift was reported in a Form 5 filed with the SEC on February 14, 2013.  Mr. Landes, an executive officer, mistakenly reported in a Form 4 filed with the SEC on February 8, 2011 that he received 12,110 shares, however, the correct number of shares was 18,034 and were reported in a filing made on January 19, 2012.

Another executive officer (Mr. Cary) inadvertently failed to file Forms 4s with the SEC that were due on December 27 and December 29, 2011, however, both filings were made by January 5, 2012.  Mr. Cary also failed to file Form 4s with the SEC that were due on January 4, 2012 and June 27, 2012, however, both filing were made by February 14, 2013 and July 17, 2012, respectively.  Additionally, Mr. Cary reported  in a Form 4 filed with the SEC on January 23, 2012 that he acquired 13,080 shares, however, he actually acquired 2,363 shares that were reported in an amended Form 4 filed on February 8, 2012.

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

A copy of our Ethics Code is displayed on our Internet website at www.gci.com.  Except for the Ethics Code, and any other documents specifically incorporated herein, no information contained on the Company’s website shall be incorporated by reference in this Form 10-K.

No Change in Nominating Procedure

There were no changes made during 2012 to the procedure by which our shareholders may recommend nominees to our board.

Litigation and Regulatory Matters

We were, as of December 31, 2012, involved in several administrative and civil action matters primarily related to our telecommunications markets in Alaska and the remaining 49 states and other regulatory matters.  These actions are discussed in more detail elsewhere in this report.  See "Part I – Item 3 – Legal Proceedings."  However, as of that date, our board was unaware of any legal proceedings in which one or more of our directors, officers, affiliates or owners of record or beneficially of more than 5% of any class of our voting securities, or any associates of the previously listed persons were parties adverse to us or any of our subsidiaries.  Furthermore, as of that date, our board was unaware of any events occurring during the past 10 years materially adverse to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

In December 2010, Mr. Schneider settled charges brought against him by the SEC for actions that allegedly took place when he was the chief financial officer at Dell, Inc.  Mr. Schneider is no longer employed by Dell, Inc.  He settled the charges and consented to the issuance of an SEC administrative order without admitting or denying the SEC's findings, with limited exceptions.  The limited exceptions are acknowledgment of the SEC's jurisdiction over Mr. Schneider and the subject matter of the SEC proceedings brought against him, and the SEC findings with respect to litigation involving that company and certain of its senior executive officers including Mr. Schneider.  The court in that litigation entered an order permanently enjoining Mr. Schneider, by consent, from future violations of specified provisions of federal securities law.  Mr. Schneider agreed to pay, as specified in the court's order, $3 million as a civil money penalty and $83,096 in disgorgement of ill-gotten gains, as well as $38,640 in prejudgment interest.  In the settlement with the SEC, Mr. Schneider has further consented to his suspension from appearing or practicing before the SEC as an accountant for at least five years, after which time he may request reinstatement by application to the SEC.  As of December 31, 2012, Mr. Schneider was making payments in accordance with the terms of the court order.

 Audit Committee, Audit Committee Financial Expert

We have a board audit committee ("Audit Committee") comprised of several members of our board, i.e., Messrs. Mooney (Chair), Fisher, and Glasgow.

Our Audit Committee is governed by, and carries out its responsibilities under, an Audit Committee Charter, as adopted and amended from time to time by our board ("Audit Committee Charter").  The charter sets forth the purpose of the Audit Committee and its membership prerequisites and operating principles.  It also requires our Audit Committee to select our independent, registered, public accounting firm to provide for us accounting and audit services ("External Accountant") and sets forth other primary responsibilities.  A copy of our Audit Committee Charter is available to our shareholders on our Internet website: www.gci.com.

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

Our board believes that Messrs. Glasgow and Mooney, are audit committee financial experts ("Audit Committee Financial Experts") and also meet the Nasdaq requirements for financial sophistication.  Our board further believes that Messrs. Fisher, Glasgow and Mooney are each an independent director as the term is defined in the Nasdaq Stock Market corporate listing standards (to which the Company is subject), i.e., an individual other than one of our executive officers or employees or any other individual having a relationship which in the opinion of our board would interfere in carrying out the responsibilities of a director ("Independent Director") and are independent as defined by Rule 10A-3(b)(1) under the Exchange Act.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview –

Compensation of our executive officers and directors during 2012 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program").  This compensation discussion and analysis ("Compensation Discussion and Analysis") addresses the material elements of our Compensation Program as applied to our Chief Executive Officer, our Chief Financial Officer, and to each of our three other most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2012.  All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers").  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

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

Our board had not as of December 31, 2012 adopted a charter for the Compensation Committee.  However, consideration and determination of compensation of our executive officers and directors during 2012 was subject to our Compensation Program, the aspects of which are described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Process."

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

Each year our Compensation Committee reviews elements of compensation for each of our senior executive officers including, for 2012, the Named Executive Officers.

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

Based on its review in 2010, the Compensation Committee established a four year compensation plan that ends in 2013.  During 2012, the Compensation Committee analyzed such things as the economy and the business environment in which the Company operates to determine if any modifications were needed to the four year compensation plan established during 2010.  Based on its review, the Compensation Committee concluded that that the salaries and incentive compensation established in 2010 are still appropriate for the senior executive officers with a few exceptions.  See “Part III – Item 11 – Compensation Discussion and Analysis: Performance Rewarded.”

Elements of Compensation –

Overview.  For 2012, the elements of compensation in our Compensation Program were as follows:

•	Base Salary.

•	Incentive Compensation Bonus Plan ("Incentive Compensation Plan").

•	Stock Option Plan.

•	Perquisites.

•	Retirement and Welfare Benefits.

As of December 31, 2012, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of that date, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, in the event of a change in control, all options and restricted stock of our Named Executive Officers will vest.  See "Part III – Item 11 – Executive Compensation:  Potential Payments upon Termination or Change-in-Control."

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

Base Salary.  Effective January 1, 2012, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see "Part III – Item 11 – Executive Compensation:  Summary Compensation Table") were approved by the Compensation Committee.

Mr. Duncan's base salary reflects cash compensation of $600,000 per year until adjusted by our Compensation Committee.  Mr. Duncan's duties remained unchanged during 2012.  Mr. Duncan’s base salary was increased to $840,000 effective January 1, 2013.  See “Part III – Item 11 – Executive Compensation: Performance Rewarded.”

Mr. Hughes' base salary reflects cash compensation of $362,500 per year and $125,000 credited to his Deferred Compensation Arrangement account with us.  Effective June 4, 2012, Mr. Hughes resigned as Chief Operating Officer to be Executive Vice President – Wireless before we close the Alaska Wireless Network, LLC (“AWN”) transaction at which time Mr. Hughes will become President and Chief Executive Officer of AWN.

Mr. Lowber's base salary reflects cash compensation of $260,000 and $135,000 credited to his Deferred Compensation Arrangement account with us.  His duties remained unchanged during 2012.  Mr. Lowber’s salary in 2010 included $403,709 that reflects the vesting of a multi-year retention agreement.

Mr. Chapados' base salary reflects cash compensation of $300,000.  Effective June 4, 2012, Mr. Chapados was appointed as Executive Vice President and Chief Operating Officer.  Mr. Chapados base salary was increased to $350,000 effective January 1, 2013 as a result of his promotion.

Ms. Pidgeon’s base salary reflects cash compensation of $275,000.  Her duties remained unchanged during 2012.

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

In the context of the Named Executive Officers, the Compensation Committee first determined the targeted annual incentive compensation for each of them.  After setting these targets, the Compensation Committee then split that amount between short-term and long-term incentive compensation.  Both short-term and long-term incentive compensation is paid out in the form of 50% cash and 50% restricted stock grants that vest 100% at the end of three years, unless otherwise determined by the Compensation Committee based on the individual circumstances of each Named Executive Officer.  Therefore, even the short-term incentive compensation is designed to encourage the focus of these executives on long-term performance.  Annual cash bonuses are intended to reward short-term performance and to make our senior executive compensation packages competitive with comparable executive positions in other companies.

Short-Term Incentive Compensation.  The components of the short-term portion of the Incentive Compensation Plan are expected to remain the same for the duration of the plan.  However, the allocation between the components will likely change on an annual basis at the discretion of the Compensation Committee.  The following table provides a summary of the 2012 short-term incentive compensation targets for the Named Executive Officers:

Name	Free Cash Flow Goal ($)	Capex Spending ($)	Discretionary ($)	Total 2012 Short-Term Incentive Compensation Plan Target ($)
Ronald A. Duncan	350,000	200,000	900,000	1,450,000
G. Wilson Hughes	75,000	75,000	316,667	466,667
John M. Lowber	75,000	50,000	225,000	350,000
Gregory F. Chapados	75,000	50,000	225,000	350,000
Tina M. Pidgeon	75,000	---	250,000	325,000

The following is a description of what each of these short-term incentive compensation targets are and how they are measured.

Free Cash Flow Goal.  The Free Cash Flow Goal is intended to focus the Named Executive Officers on increasing the Free Cash Flow of the Company by increasing earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributable to non-controlling interest and non-cash contribution adjustment (“Adjusted EBITDA”), managing capital expenditures and reducing working capital requirements. The target is based upon achieving the sum of planned year over year increases in the following three metrics:

(1)	Cash Adjusted EBITDA – Adjusted EBITDA, plus IRU sales, less non-cash items and adjusted for new businesses. The target for this metric was a decrease of $20.3 million in 2012.

(2)
Free Cash Flow – Cash Adjusted EBITDA, less capital expenditure spending ("Capex Spending"), less interest expense and less cash taxes.  The target for year over year growth in this metric was an increase of $32.5 million in 2012.

(3)
Increase in Cash Balance - Targeted Free Cash Flow, plus acquisition payments, plus net principal payments, plus stock repurchases and dividends, if any.  The target for this component was an increase of $26.2 million in 2012.

The Free Cash Flow Goal is the sum of the three metrics above.  The combined metric was $38.4 million in 2012.  Each of the Named Executive Officers would earn their Target Incentive Compensation for this goal if the Company has Free Cash Flow equal to the metric.  The incentive compensation earned is increased or decreased from the Target Incentive Compensation by 2% for each $1 million that the actual Free Cash Flow is above or below the Free Cash Flow metric.  This target is to be reviewed and reset annually by the Compensation Committee.

Capex Spending.  The Capex Spending target is based on Capex Spending not exceeding the goal set forth by our board.  The goal was $150 million in 2012, but that amount is to be reviewed and may be reset for 2013.  In 2012 the targeted incentive for Capex Spending will be paid out at 100% if the total cash adjusted Capex Spending for the year is $150 million or less.  If cash adjusted Capex Spending exceeds $152 million, the payout would reduce in a linear fashion to zero at $156 million.  For 2012, the cash adjusted Capex Spending was $145.9 million.

Discretionary.   The board will take various factors into account when deciding on the payout of the discretionary portion of the plan applying to the Named Executive Officers.  These factors include, but are not limited to, leadership, crisis management, succession planning, strategic planning, risk management, special projects, financial reporting, and compliance with our debt covenants.

The following table summarizes the 2012 short-term incentive compensation achieved by the Named Executive Officers, each of whom participated in this plan.  The 2012 short-term incentive compensation was paid 50% in cash and 50% issued in the form of restricted stock grants; the majority of the cash portion was paid in 2012 with the remainder paid in 2013:

Goals	Ronald A. Duncan	G. Wilson Hughes	John M. Lowber	Gregory F. Chapados	Tina M. Pidgeon
Free Cash Flow Goal – Target Incentive Compensation	$350,000	$75,000	$75,000	$75,000	$75,000

Free Cash Flow Goal Achievement1	50.3%	50.3%	50.3%	50.3%	50.3%
2012 Free Cash Flow Incentive Compensation Earned	$175,917	$37,697	$37,697	$37,697	$37,697

Capex Spending	$200,000	$75,000	$50,000	$50,000	---	3
Capex Spending Achievement	100%	100%	100%	100%	---
2012 Capex Spending Incentive Compensation Earned	$200,000	$75,000	$50,000	$50,000	---

Discretionary	$900,000	$316,667	$225,000	$225,000	$250,000
Discretionary Achievement2	84.1%	109.2%	90.6%	111.4%	134.0%
2012 Discretionary Incentive Compensation Earned	$756,500	$345,750	$203,750	$250,750	$335,000

2012 Short-Term Incentive Compensation Earned	$1,132,417	$458,447	$291,447	$338,447	$372,697
_____________

1
The Free Cash Flow metric for 2012 was $38,400,000.  Each of the Named Executive Officers would earn their Target Incentive Compensation for this goal if the Company had Free Cash Flow equal to the metric.  The Target Incentive Compensation is increased or decreased by 2% for each $1 million that the actual Free Cash Flow is above or below the metric.  For 2012, the actual free cash flow was $13,531,000 resulting in actual Free Cash Flow that was $24,869,000 below the metric, therefore, the Target Incentive Compensation was reduced by 49.7%.

2
Our Compensation Committee considered the following factors regarding the Discretionary Achievement of the Named Executive Officers.  With regard to Mr. Duncan, the Compensation Committee took into account his leadership during 2012, performance in developing a strategic plan for key components of our business, diversification and succession planning.  With regard to Mr. Hughes, the Compensation Committee took into account his leadership of the TERRA-Northwest project, succession planning and the management of our wireless strategy.  With regard to Mr. Lowber, the Compensation Committee considered his leadership in regards to risk management, management development and financial reporting.  With regard to Mr. Chapados, the Compensation Committee considered, among other thing, his leadership in supporting strategic transactions and key lines of business and his new role as Chief Operating Officer.  With regard to Ms. Pidgeon, the Compensation Committee considered her leadership in managing strategic legal initiatives for the Company, signing the AWN transaction and in serving as General Counsel for the Company.

3	Ms. Pidgeon’s Short-Term Incentive Compensation goal did not include a Capex Spending target.
_____________

2013 Short-Term and Long-Term Annual Incentive Plan Compensation Targets.  The following table shows the short-term, long-term and total annual target incentive plan compensation for the Named Executive Officers under this plan for 2013, the remaining plan year:

Name	Short-Term Incentive Compensation – Target ($)	Long-Term Incentive Compensation – Target ($)	Total Annual Target –Incentive Compensation Plan ($)
Ronald A. Duncan	1,210,000	700,000	1,910,000
G. Wilson Hughes	466,667	500,000	966,667
John M. Lowber	350,000	400,000	750,000
Gregory F. Chapados	500,000	400,000	900,000
Tina M. Pidgeon	325,000	300,000	625,000

2013 Short-Term Incentive Compensation Targets.  The following table summarizes the short-term incentive compensation targets established by our Compensation Committee for our Named Executive Officers for 2013:

Name	Free Cash Flow Goal ($)	Capex Spending ($)	Discretionary ($)	Total 2013 Short-Term Incentive Compensation Plan Target ($)
Ronald A. Duncan	300,000	100,000	810,000	1,210,000
G. Wilson Hughes	200,000	50,000	216,667	466,667
John M. Lowber	100,000	50,000	200,000	350,000
Gregory F. Chapados	150,000	50,000	300,000	500,000
Tina M. Pidgeon	75,000	---	250,000	325,000

For 2013, the Compensation Committee will evaluate the metric upon which the Free Cash Flow Goal will be based.  The Capex Spending goal for that year will be based upon $150 million in cash adjusted Capex Spending.

Long-Term Incentive Compensation.  $290 million Adjusted EBITDA Plan.  The goal of this portion of the Incentive Compensation Plan for the Named Executive Officers is to drive long-term Adjusted EBITDA growth.  To achieve the target level of payments under the plan, it would be necessary to have $225 million in Adjusted EBITDA in 2011 and $250 million in Adjusted EBITDA in 2013.  The maximum payout would require Adjusted EBITDA to be in excess of $250 million in 2011, $250 million in 2012 and $290 million in 2013.  There was no incentive compensation earned during 2012 pursuant to the Long-Term Incentive Compensation portion of the plan.

The following table outlines the minimum, target and maximum payouts remaining for 2013 under the $290 million Adjusted EBITDA plan.  The target payments are for 2013, which is the final year remaining under the plan.

Name	Minimum Payments ($)	Target Payments ($)	Maximum Payments ($)
Ronald A. Duncan	0	700,000	1,050,000
G. Wilson Hughes	0	500,000	750,000
John M. Lowber	0	400,000	600,000
Gregory F. Chapados	0	400,000	600,000
Tina M. Pidgeon	0	300,000	450,000

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

The number of shares of Class A common stock allocated to the Stock Option Plan is 15.7 million shares.  The number of shares for which options or awards may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.  As of December 31, 2012, there were 0.7 million shares subject to outstanding options under the Stock Option Plan, 1.1 million shares granted subject to vesting, 2.9 million share grants had vested, 8.4 million shares had been issued upon the exercise of options under the plan, 1.1 million shares repurchased by the plan and 3.7 million shares remained available for additional grants under the plan.

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

With limited exceptions (one involving Mr. Duncan, a Named Executive Officer), since mid-2009 we have used restricted stock in place of options.  That is, on February 8, 2010, we granted an option for 150,000 shares of Class A common stock to Mr. Duncan.  That option vested on February 8, 2012.

Perquisites.  The Company provides certain perquisites to its Named Executive Officers.  The Compensation Committee believes these perquisites are reasonable and appropriate and consistent with our awareness of perquisites offered by similar publicly traded companies.  The perquisites assist in attracting and retaining the Named Executive Officers and, in the case of certain perquisites, promote health, safety and efficiency of our Named Executive Officers.  These perquisites are as follows:

•
Use of Company Leased Aircraft – The Company permits employees, including the Named Executive Officers, to use Company aircraft for personal travel for themselves and their guests.  Such travel generally is limited to a space available basis on flights that are otherwise business-related.  Where a Named Executive Officer, or a guest of that officer, flies on a space available basis, the additional variable cost to the Company (such as fuel, catering, and landing fees) is de minimus.  As a result, no amount is reflected in the Summary Compensation Table for that flight.  Where the additional variable cost to the Company occurs on such a flight for solely personal purposes of that Named Executive Officer or guest, that cost is included in the Summary Compensation Table entry for that officer.  Because it is rare for a flight to be purely personal in nature, fixed costs (such as hangar expenses, crew salaries and monthly leases) are not included in the Summary Compensation Table.  In any case, in the event such a cost is non-deductible by the Company under the Internal Revenue Code, the value of that lost deduction is included in the Summary Compensation Table entry for that Named Executive Officer.  When employees, including the Named Executive Officers, use Company aircraft for such travel they are attributed with taxable income in accordance with regulations pursuant to the Internal Revenue Code.  The Company does not "gross up" or reimburse an employee for taxes he or she owes on such attributed income.  The variable cost of the aircraft for personal travel, if any, is included in the respective entries in the Summary Compensation Table.  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

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

We initially adopted our qualified employee stock purchase plan effective in January 1987.  It has been subsequently amended from time to time and presently is our GCI 401(k) Plan.  The plan is qualified under Section 401 of the Internal Revenue Code.  All of our employees who have completed at least one year of service are eligible to participate in the plan.  An eligible highly compensated employee (earning more than $115,000 within the prior year) may elect to contribute up to 18% of such compensation to the employee's account in the plan.  Otherwise, an eligible employee may elect to contribute up to 50% of such compensation.  In both cases, these contributions are up to a maximum per employee of $17,500 for 2013.  Participants over the age of 50 may make additional elective deferral contributions to their accounts in the plan of up to $5,500 for 2013.

Subject to certain limitations, we may make matching contributions to our GCI 401(k) Plan for the benefit of employees.  Matching contributions will vest in accordance with a six-year schedule if the employee completes at least 1,000 hours of service in each year.  Such a contribution will vest in increments over the first six years of employment.  Thereafter, they are fully vested when made.

Except for additional elective contributions made by participants over age 50, the combination of pre-tax elective contributions, Roth 401(k) contributions and our matching contributions for any employee cannot exceed $35,000 for 2013.

Under the terms of our GCI 401(k) Plan, participating eligible employees may direct their contributions to be invested in common stock of the Company and shares of various identified mutual funds.

Our GCI 401(k) Plan is administered by our Plan Committee.  The Plan Committee is comprised of our employees and has broad administrative discretion under the terms of the plan.

As of December 31, 2012, there remained 518,187 shares of Class A and 463,989 shares of Class B common stock allocated to our GCI 401(k) Plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

– Deferred Compensation Plan and Arrangements.  The Company provides to certain of our employees, including our executive officers and Named Executive Officers, opportunities to defer certain compensation under our nonqualified, unfunded, deferred compensation plan ("Deferred Compensation Plan").  In addition, we offer to our executive officers and to certain of our Named Executive Officers nonqualified, deferred compensation arrangements more specifically fashioned to the needs of the officer and us ("Deferred Compensation Arrangements").  During 2012, none of our officers participated in the Deferred Compensation Plan.  However, during 2012, two of our officers, both Named Executive Officers, participated in Deferred Compensation Arrangements specifically fashioned to their respective needs.  These Deferred Compensation Arrangements enable these individuals to defer compensation in excess of limits that apply to qualified plans, like our GCI 401(k) Plan, and to pursue other income tax goals which they set for themselves.

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

In 2012, the Compensation Program was used in the development of each Named Executive Officer's individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan."

In 2012, our Compensation Committee determined to increase the cash component of Mr. Chapados’ base salary from $300,000 to $350,000 effective January 1, 2013.  The increase to the cash component of Mr. Chapados’ base salary was to compensate him for the additional responsibilities he assumed when he became the Chief Operating Officer effective June 4, 2012.  In 2010, our Compensation Committee separately determined to increase the cash component of Mr. Chapados' base salary from $240,000 to $300,000.  The increase to the cash component of Mr. Chapados' base salary was the first such increase received by Mr. Chapados since 2006.  The Compensation Committee made such increase in recognition of Mr. Chapados' excellent performance and the relatively low position of his salary in the marketplace, as well as the growth in the responsibilities of his position within the Company that have occurred since he joined the Company in 2006.  Mr. Chapados has been instrumental in the acquisition and integration of United Utilities, Inc. United-KUC, Inc. and Unicom, Inc. with the Company.  Additionally, Mr. Chapados was a key member of the team that obtained the federal grant to build TERRA-Southwest, an $88 million project to bring broadband services to rural Alaska.

In 2012, our Compensation Committee approved a decrease of $240,000 to Mr. Duncan’s total annual incentive compensation effective January 1, 2013.  The Compensation Committee also approved an increase to Mr. Duncan’s annual salary of the same amount.  The amounts disclosed under Part III – Item 11 – Short-Term Incentive Compensation – 2013 Short-Term Incentive Compensation Targets reflect the $240,000 decrease to Mr. Duncan’s 2013 short-term incentive compensation target.  The Compensation Committee concluded it was appropriate to adjust Mr. Duncan’s base salary since Mr. Duncan’s base salary had not been adjusted since 2008.

In 2012, our Compensation Committee issued stock awards to Mr. Hughes, Mr. Chapados and Ms. Pidgeon that were outside of the short-term and long-term incentive compensation plan.  In the case of Mr. Hughes, we have agreed to make a restricted stock award of 10,000 shares, the grant of which is contingent upon the successful closing of the AWN transaction and will vest one year from that closing date and a restricted stock award of 117,925 shares was issued to incentivize him to lead the integration of AWN.  Mr. Chapados was issued a restricted stock award of 100,000 shares upon his promotion to Chief Operating Officer.  In the case of Ms. Pidgeon, we have agreed to make a restricted stock award of 10,000 shares, the grant of which is contingent upon the successful closing of the AWN transaction and will vest one year from that closing date and a restricted stock award of 11,793 shares as an incentive for Ms. Pidgeon to stay with the Company.

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

Our board views decisions as to compensation of Company named executive officers, including but not limited to those for 2012, as its responsibility.  Our board takes this responsibility seriously and has gone to considerable effort to establish and implement a process for determining executive compensation as described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

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

Executive Compensation

Summary Compensation Table –

As of December 31, 2012, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal years 2012, 2011 and 2010.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

Summary Compensation Table

Name and Principal Position	Year	Salary1 ($)	Bonus ($)	Nonequity Incentive Plan Compen-sation ($)	Stock Awards2 ($)	Option Awards2 ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings3 ($)	All Other Compensation ($)4	Total ($)
Ronald A. Duncan5 President and Chief Executive Officer	2012 2011 2010	600,000 600,000 600,000	--- --- 454,3977	566,209 1,751,919 725,000	31,100 1,220,3646 33,744	--- --- 433,635	--- --- ---	67,000 61,500 67,259	1,264,309 3,633,783 2,314,035
G. Wilson Hughes Executive Vice President --- Wireless	2012 2011 2010	487,500 487,500 487,500	--- 25,0007 185,7177	229,223 400,108 233,333	1,486,3428 412,0956 ---	--- --- ---	2,272 4,224 6,153	25,875 16,500 19,239	2,231,212 1,345,427 931,942
John M. Lowber Senior Vice President, Chief Financial Officer and Secretary/ Treasurer	2012 2011 2010	395,000 395,000 728,709	--- --- 116,9447	145,723 325,432 175,000	372,2999 287,0976 323,251	--- --- ---	8,924 3,058 ---	24,875 18,500 19,239	946,821 1,029,087 1,363,143
Gregory F. Chapados Executive Vice President and Chief Operating Officer	2012 2011 2010	300,000 300,000 270,000	--- --- 95,2547	169,223 328,846 175,000	998,20810 265,7706 844,750	--- --- ---	--- --- ---	19,000 23,087 18,463	1,486,431 917,703 1,403,467
Tina M. Pidgeon11 General Counsel and Senior Vice President, Government Affairs	2012 2011	275,000 275,000	23,8487 ---	162,500 254,596	391,27212 159,0246	--- ---	--- ---	224,369 161,717	1,076,989 850,337

1
For 2010, salary includes deferred compensation of $125,000 for Mr. Hughes and $468,709 for Mr. Lowber of which $403,709 for Mr. Lowber reflects the vesting of a multi-year retention agreement.  For 2011 and 2012, salary includes deferred compensation of $125,000 and $135,000 for Messrs. Hughes and Lowber, respectively.

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

5
In 2010, Mr. Duncan received $73,744 in compensation relative to his service on our board including $40,000 in board fees and stock awards valued at $33,744.  In 2011, Mr. Duncan received $105,534 in compensation relative to his service on our board including $45,000 in board fees and stock awards valued at $60,534.  In 2012, Mr. Duncan received $81,100 in compensation for service on our board in the form of director fees of $50,000 and stock awards valued at $31,100.

6	The Stock Awards granted during 2011 were for the Named Executive Officer’s performance during 2010.

7	The Bonus Compensation represents compensation paid pursuant to the Incentive Compensation Plan in excess of the target payment under the plan.

8
Mr. Hughes received a stock award with a grant date fair value of $486,338 for his performance during 2011 and a stock award with a grant date fair value of $1,000,004 to incentivize Mr. Hughes to stay to lead the integration of AWN.

9	The Stock Awards granted during 2012 were for the Named Executive Officer’s performance during 2011.

10
Mr. Chapados received a stock award with a grant date fair value of $376,208 for his performance during 2011 and a stock award with a grant date fair value of $622,000 upon his promotion to Chief Operating Officer.

11	Compensation for Ms. Pidgeon is only provided for 2012 and 2011, as she was not a Named Executive Officer in 2010.

12
Ms. Pidgeon received a stock award with a grant date fair value of $291,267 for her performance during 2011 and a stock award with a grant date fair value of $100,005 to incentivize Ms. Pidgeon to stay with the Company.

The amounts reported under the "All Other Compensation" column are comprised of the following:

Components of "All Other Compensation"

Name and Principal Position	Year	Stock Purchase Plan1 ($)	Board Fees ($)	Success Sharing2 ($)	Use of Company Leased Aircraft3 ($)	Miscellan- eous ($)	Total ($)
Ronald A. Duncan	2012 2011 2010	17,000 16,500 16,500	50,000 45,000 40,000	--- --- ---	--- --- 10,759	--- --- ---	67,000 61,500 67,259
G. Wilson Hughes	2012 2011 2010	17,000 16,500 16,500	--- --- ---	--- --- 2,739	7,875 --- ---	1,0004 --- ---	25,875 16,500 19,239
John M. Lowber	2012 2011 2010	17,000 16,500 16,500	--- --- ---	--- --- 2,739	7,875 --- ---	--- 2,0004 ---	24,875 18,500 19,239
Gregory F. Chapados	2012 2011 2010	17,000 16,500 15,724	--- --- ---	--- --- 2,739	--- --- ---	2,0004 6,5875 ---	19,000 23,087 18,463
Tina M. Pidgeon	2012 2011	17,000 16,500	--- ---	--- ---	113,702 ---	93,6676 145,2176	224,369 161,717

1
Amounts are contributions by us matching each employee's contribution.  Matching contributions by us under our GCI 401(k) Plan are available to each of our full time employees with over one year of service.  During 2012, the match was based upon the lesser of $17,000 ($16,500 for 2011 and 2010) or 10% of the employee's salary and the total of the employee's pre-tax and post-tax contributions to the plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Retirement and Welfare Benefits – GCI 401(k) Plan."

2	See "Part III – Item 11 – Compensation Discussion and Analysis: Elements of Compensation – Perquisites."

3	The value of use of Company leased aircraft is shown at the variable cost to the Company.

4	Compensation for attending certain management meetings.

5	Includes $4,587 for a guest to accompany Mr. Chapados on a business trip and $2,000 for attending certain management meetings.

6
Included in 2012 are $91,667 for vesting portion of a $275,000 signing bonus received in 2010 and $2,000 for attending certain management meetings.  Included in 2011 are $137,500 for the vesting portion of a $275,000 signing bonus received in 2010, $3,717 for moving expenses and $4,000 for attending certain management meetings.

Grants of Plan-Based Awards Table –

The following table displays specific information on grants of options, awards and non-equity incentive plan awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2012.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards1 ($)
Ronald A. Duncan	06/01/12	- - -	- - -	- - -	- - -	- - -	- - -	5,0002	- - -	- - -	31,100
G. Wilson Hughes4	02/06/12 12/08/12	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	43,4233 117,925	- - - - - -	- - - - - -	486,338 1,000,004
John M. Lowber	02/06/12	- - -	- - -	- - -	- - -	- - -	- - -	33,2413	- - -	- - -	372,299
Gregory F. Chapados	02/06/12 06/03/12	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	33,5903 100,000	- - - - - -	- - - - - -	376,208 622,000
Tina M. Pidgeon5	02/06/12 12/08/12	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -	26,0063 11,793	- - - - - -	- - - - - -	291,267 100,005

1	Computed in accordance with FASB ASC Topic 718.

2	Mr. Duncan's stock award was granted pursuant to the terms of our Director Compensation Plan. See "Part III – Item 11 – Director Compensation."

3
Represents the 50% portion of the 2011 incentive compensation paid in the form of restricted stock grants under our Incentive Compensation Plan that were not granted until 2012.  Restricted stock awards are included in the "Stock Awards" column of the Summary Compensation Table above.

4
Mr. Hughes received a restricted stock award of 10,000 shares, the grant of which is contingent upon the successful closing of the AWN transaction and will vest one year from the closing date of the AWN transaction.  The stock award does not have a grant date as the grant is contingent upon the closing of the AWN transaction, therefore, the stock award is not included in the table above.

5
Ms. Pidgeon received a restricted stock award of 10,000 shares, the grant of which is contingent upon the successful closing of the AWN transaction and will vest one year from the closing date of the AWN transaction.  The stock award does not have a grant date as the grant is contingent upon the closing of the AWN transaction, therefore, the stock award is not included in the table above.

Outstanding Equity Awards at Fiscal Year-End Table –

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2012.  Vesting of these options and awards varies for the Named Executive Officers as described in the footnotes to the table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards1				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Duncan	250,000	- - -	8.40	6/24/2014	- - -		- - -		- - -	- - -
	150,000	- - -	5.32	2/8/2020	- - -		- - -		- - -	- - -
	- - -	- - -	- - -	- - -	93,159	2	893,395	2	- - -	- - -
G. Wilson Hughes3	- - -	- - -	- - -	- - -	33,100	2	317,429	2	- - -	- - -
	- - -	- - -	- - -	- - -	43,423	4	416,427	4	- - -	- - -
					117925	5	1,130,901	5	- - -	- - -
John M. Lowber	- - -	- - -	- - -	- - -	14,098	6	135,200	6	- - -	- - -
	- - -	- - -	- - -	- - -	25,000	7	239,750	7	- - -	- - -
	- - -	- - -	- - -	- - -	23,060	2	221,145	2	- - -	- - -
	- - -	- - -	- - -	- - -	33,241	4	318,781	4	- - -	- - -
Gregory F. Chapados	30,000	- - -	6.00	2/1/2013	- - -		- - -		- - -	- - -
	100,000	- - -	7.95	1/9/2018	- - -		- - -		- - -	- - -
	- - -	- - -	- - -	- - -	18,797	6	180,263	6	- - -	- - -
	- - -	- - -	- - -	- - -	15,000	8	143,850	8	- - -	- - -
	- - -	- - -	- - -	- - -	50,000	9	479,500	9	- - -	- - -
	- - -	- - -	- - -	- - -	21,347	2	247,412	2	- - -	- - -
	- - -	- - -	- - -	- - -	33,590	4	322,128	4	- - -	- - -
	- - -	- - -	- - -	- - -	100,000	10	959,000	10	- - -	- - -
Tina M. Pidgeon11	- - -	- - -	- - -	- - -	12,773	2	122,493	2	- - -	- - -
	- - -	- - -	- - -	- - -	26,006	4	249,398	4	- - -	- - -
	- - -	- - -	- - -	- - -	11,793	12	113,095	12	- - -	- - -

1	Stock option awards generally vest over five years and expire ten years from grant date, except as noted in the footnotes below.

2	Restricted stock vests on November 30, 2013.

3
Mr. Hughes received a restricted stock award of 10,000 shares, the grant of which, is contingent upon the successful closing of the AWN transaction and will vest one year from the closing date of the AWN transaction.  The stock award does not have a grant date as the grant is contingent upon the closing of the AWN transaction, therefore, the stock award is not included in the table above.

4	Restricted stock vests on November 30, 2014.

5	Restricted stock vests 58,962 shares on December 31, 2014 and 58,963 shares on December 31, 2015.

6	Restricted stock vests on February 8, 2013.

7	Restricted stock vests on December 31, 2013.

8	Restricted stock vests 5,000 shares on October 7 of 2013, 2014 and 2015.

9	Restricted stock vests on October 7, 2015.

10	Restricted stock vests on June 3, 2016.

11
Ms. Pidgeon received a restricted stock award of 10,000 shares, the grant of which, is contingent upon the successful closing of the AWN transaction and will vest one year from the closing date of the AWN transaction.  The stock award does not have a grant date as the grant is contingent upon the closing of the AWN transaction, therefore, the stock award is not included in the table above.

12	Restricted stock vests on December 7, 2014.

Option Exercises and Stock Vested Table –

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2012:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald A. Duncan	150,000 ---	613,500 ---	--- 5,0001	--- 31,100
G. Wilson Hughes	---	---	109,150	1,197,376
John M. Lowber	---	---	113,039	1,240,038
Gregory F. Chapados	--- ---	--- ---	5,000 68,360	51,050 749,909
Tina M. Pidgeon	---	---	5,000 9,000 20,000	43,650 98,730 202,600

1	This stock award relates to Mr. Duncan's service as one of our directors.

Potential Payments upon Termination or Change-in-Control –

As of December 31, 2012, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of December 31, 2012, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, all outstanding options and awards for each of our Named Executive Officers would vest upon his or her disability, retirement or death, or a change-in-control of the Company.

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

None of our Named Executive Officers participated in our Deferred Compensation Plan during 2012.

Deferred Compensation Arrangements –

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers, including two of the Named Executive Officers.  These arrangements are negotiated with individual officers on a case-by-case basis.  The status of our Deferred Compensation Arrangements with our Named Executive Officers during 2012 is summarized for each of our Named Executive Officers in the following table, and further descriptions of them are provided following the table.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Ronald A. Duncan	---	---	---	---	---
G. Wilson Hughes1	125,000	---	86,602	578,201	3,104,081
John M. Lowber2	135,000	---	91,516	200,000	1,197,037
Gregory F. Chapados	---	---	---	---	---
Tina M. Pidgeon	---	---	---	---	---

1	Includes earnings of $2,272 for Mr. Hughes that is reported in the Summary Compensation Table.

2	Includes earnings of $8,924 for Mr. Lowber that is reported in the Summary Compensation Table.

Mr. Hughes' Deferred Compensation Arrangement with us consists of three components.  The first component consisted of deferred compensation invested in 158,179 shares of Company Class A common stock.  The second component is $977,144 accrued at year end of which $125,000 in salary were deferred and $88,831 of interest were accrued during 2012.  This arrangement with us earns interest at the rate of 10% per year based upon the balance at the beginning of the year plus new salary deferrals during the year.  The third component is $610,000 accrued at year end of which $30,000 were accrued for 2012 interest.  This arrangement earns interest at 7.5% per year based upon the original $400,000 that was given to Mr. Hughes in consideration for his continued employment at the Company from January 1, 2006 through December 31, 2009.

Mr. Hughes' Deferred Compensation Arrangement provides that at his discretion or at termination of employment, he is entitled to receive the full amount owed in a lump sum, in monthly installments paid over a ten-year period, or in installments negotiated with the Company in accordance with statutory requirements.

Mr. Lowber's Deferred Compensation Arrangement with us consists of deferred salary which earns interest on the amounts deferred at 9% per year.  As of December 31, 2012 and under this plan, there were accrued $731,712, of which $120,050 had accrued ($65,000 in principal plus $55,050 in interest) and $126,048 had been paid out during 2012.  Additionally, effective January 1, 2007, the Company agreed to enter into a retention agreement with Mr. Lowber.  In exchange for his commitment to remain in the employ of the Company through the end of 2010, the Company agreed to establish a deferred compensation account in the amount of $350,000 that vested on December 31, 2010.  The account is to accrue interest at the rate of 7.25% per annum, compounding annually.  The balance in that account was $465,325 as of December 31, 2012, of which $106,466 had accrued ($70,000 in principal plus $36,466 in interest) and $73,952 had been paid out during 2012.

Messrs. Duncan, Chapados and Ms. Pidgeon did not participate in a Deferred Compensation Arrangement with us during 2012.

Other than the Deferred Compensation Arrangements described above, no Named Executive Officer was, as of December 31, 2012, entitled to defer any additional consideration.  Any additional Deferred Compensation Arrangements would have to be separately negotiated with, and agreed to by, the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of four members of our board as identified elsewhere in this report.  All of these members served on the committee during all of 2012.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Overview."  The relationships of them to us are described elsewhere in this report.  See "Part III – Item 10 – Identification," "Part III – Item 12 – Principal Shareholders" and "Part III – Item 13 – Certain Transactions."

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon that review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our 2012 annual report.

Compensation Committee
Jerry A. Edgerton, Chair
Stephen M. Brett
Stephen R. Mooney
James M. Schneider

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors ("Director Compensation Plan"), each for services as a director during the year ended December 31, 2012:

2012 Director Compensation1

Name	Fees Earned or Paid in Cash ($)	Stock Awards2,3 ($)	Option Awards3 ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Brett	50,000	31,100	---	---	---	---	81,100
Jerry A. Edgerton	50,000	40,430	---	---	---	---	90,430
Scott M. Fisher	50,000	31,100	---	---	---	---	81,100
William P. Glasgow	50,000	31,100	---	---	---	---	81,100
Mark W. Kroloff	50,000	31,100	---	---	---	---	81,100
Stephen R. Mooney	50,000	40,430	---	---	---	---	90,430
James M. Schneider	50,000	31,100	---	---	---	---	81,100

1	Compensation to Mr. Duncan as a director is described elsewhere in this report. See "Part III – Item 11 – Executive Compensation" and "Compensation Discussion and Analysis."

2
Each director received a grant of awards of 5,000 shares of Company Class A common stock on June 1, 2012 (the grant date), with the exception of our Audit Committee chair and Compensation Committee chair, Mr. Mooney and Mr. Edgerton, respectively , who received 6,500 shares.  The value of the shares on the date of grant was $6.22 per share, i.e., the closing price of the stock on Nasdaq on that date and as calculated in accordance with GAAP.

3
This column reflects the grant date fair values of awards of Class A common stock, restricted stock awards or stock options granted in the fiscal year indicated which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in Footnote 9 of "Part II – Item 8 – Consolidated Financial Statements and Supplementary Data."

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  During 2012 the plan provided for $50,000 per year (prorated for days served and paid quarterly) for all Directors.

During 2012, the stock compensation portion of our Director Compensation Plan consisted of a grant of 5,000 shares to a director for a year of service, or a portion of a year of service.  Grants are made and vest annually under the plan on June 1 of each year.  For 2012, grants of awards were made under our Director Compensation Plan as of June 1, 2012.  As of December 31, 2012, our board anticipated that grants of awards of 5,000 shares of Class A common stock to each director would be made under the plan as of June 1, 2013.  Also as of that date, our board anticipated an additional award of 1,500 shares of Class A common stock to our Audit Committee and Compensation Committee chairs.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

Under our Director Compensation Plan, compensation is to be paid only to those directors who are to receive the benefit individually, whether or not they are our employees.

Except for our Director Compensation Plan, during 2012 the directors on our board received no other direct compensation for serving on the board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2012, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights; the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	719,200	7.65	3,726,800
Total:	719,200	7.65	3,726,800

Ownership of Company

Principal Shareholders –

The following table sets forth, as of December 31, 2012 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•	Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•	Each of our directors.

•	Each of the Named Executive Officers.

•	All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Name of Beneficial Owner1	Title of Class2	Amount and Nature of Beneficial Ownership (#)	% of Class	% of Total Shares Outstanding (Class A & B)2	% Combined Voting Power (Class A & B)2
Stephen M. Brett	Class A Class B	62,7503 ---	* ---	*	*
Ronald A. Duncan	Class A Class B	1,578,3593,4 661,8094	4.1 20.9	5.3	11.6
Jerry A. Edgerton	Class A Class B	39,2503 ---	* ---	*	*
Scott M. Fisher	Class A Class B	51,3343,5 511,7165	* 16.1	1.3	7.3
William P. Glasgow	Class A Class B	87,6943,6 ---	* ---	*	*
Mark W. Kroloff	Class A Class B	31,1003 ---	* ---	*	*
Stephen R. Mooney	Class A Class B	49,9003 ---	* ---	*	*
James M. Schneider	Class A Class B	36,1503 ---	* ---	*	*
G. Wilson Hughes	Class A Class B	759,8997 2,6957	2.0 *	1.8	1.1
John M. Lowber	Class A Class B	356,8988 6,2038	* *	*	*
Gregory F. Chapados	Class A Class B	477,9799 ---	1.2 *	1.1	*
Tina M. Pidgeon	Class A Class B	104,13210 ---	* ---	*	*
Black Rock, Inc. 40 East 52nd Street New York, New York 10022	Class A Class B	3,904,275 ---	10.1 ---	9.4	5.6
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	Class A Class B	1,928,26611 ---	5.0 ---	4.6	2.8
FMR, LLC 82 Devonshire Street Boston, Massachusetts 02109	Class A Class B	1,978,100 ---	5.1 ---	4.7	2.8
GCI 401(k) Plan 2550 Denali St., Ste. 1000 Anchorage, Alaska 99503	Class A Class B	4,986,678 50,808	12.9 1.6	12.1	7.8
Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, Colorado 80203-1264	Class A Class B	1,347,961 433,924	3.2 13.7	4.3	8.1
Private Management Group, Inc. 15635 Alton Parkway, Suite 400 Irvine, California 92606	Class A Class B	1,956,397 ---	5.1 ---	4.7	2.8

Name of Beneficial Owner1	Title of Class2	Amount and Nature of Beneficial Ownership (#)	% of Class	% of Total Shares Outstanding (Class A & B)2	% Combined Voting Power (Class A & B)2
John W. Stanton and Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, Washington 98004	Class A Class B	2,342,627 1,436,469	6.1 45.3	9.1	23.9
The Vanguard Group, Inc. 100 Vanguard Blvd Malvern, Pennsylvania 19355	Class A Class B	2,563,86912 ---	6.7 ---	6.1	3.7
All Directors and Executive Officers As a Group (16 Persons)	Class A Class B	3,966,02513 1,182,42313	10.3 37.3	12.2	22.4

*           Represents beneficial ownership of less than 1% of the corresponding class or series of stock.

1
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2012 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.  The Class A shares do not include the number of Class B shares owned although the Class B shares are convertible on a share-per-share basis into Class A shares.

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

3
Includes 5,000 shares of our Class A common stock granted to each of those persons pursuant to the Director Compensation Plan for services performed during 2012 except for our Audit Committee Chairman and Compensation Committee Chairman, Mr. Mooney and Mr. Edgerton, respectively, who each were granted 6,500 shares of our Class A common stock.

4
Includes 160,879 shares of Class A common stock and 6,165 shares of Class B common stock allocated to Mr. Duncan under the GCI 401(k) Plan as of December 31, 2012.  Includes 400,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2012 by exercise of the stock options.  Does not include 55,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power.  Ms. Miller is Mr. Duncan's daughter, and Mr. Duncan disclaims beneficial ownership of the shares.   Does not include 63,186 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership.  Does not include 10,000 shares of Class A common stock held by Missy, LLC which is 25% owned by Mr. Duncan, 25% owned by Dani Bowman and 50% owned by a trust of which Mr. Duncan’s daughter is the 50% beneficiary, of which securities Mr. Duncan disclaims beneficial ownership (Mr. Duncan claims beneficial ownership of an additional 5,000 shares of Class A Common Stock held by Missy, LLC. which are included within the shares for which Mr. Duncan has a pecuniary interest).  Includes 857,602 shares of Class A common stock and 655,644 shares of Class B common stock pledged as security.

5	Includes 13,484 shares of Class A and 511,716 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

6	Does not include 158 shares owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.

7
Includes 10,974 shares of Class A common stock allocated to Mr. Hughes under the GCI 401(k) Plan, as of December 31, 2012.  Includes 305,890 shares of Class A common stock pledged as security.  Excludes 158,179 shares held by the Company pursuant to Mr. Hughes' Deferred Compensation Agreement.

8	Includes 27,834 shares of Class A common stock and 5,933 shares of Class B common stock allocated to Mr. Lowber under the GCI 401(k) Plan, as of December 31, 2012.

9
Includes 19,335 shares of Class A common stock allocated to Mr. Chapados under the GCI 401(k) Plan, as of December 31, 2012.  Includes 130,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Chapados which he has the right to acquire within 60 days of December 31, 2012 by exercise of those options.

10	Includes 13,190 shares of Class A common stock allocated to Ms. Pidgeon under the GCI 401(k) Plan, as of December 31, 2012.

11
As disclosed in Schedule 13G filed with the SEC on February 11, 2013, Dimensional Fund Advisors LP has sole voting power for 1,869,779 shares of Class A common stock and sole dispositive power for 1,928,266 shares of Class A common stock.

12
As disclosed in Schedule 13G filed with the SEC on February 12, 2013, The Vanguard Group, Inc. has sole voting power of 59,502 shares of Class A common stock, shared dispositive power for 56,702 shares of Class A common stock and sole dispositive power for 2,507,167 shares of Class A common stock.

13
Includes 530,000 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2012 through the exercise of vested stock options.  Includes 285,463 shares of Class A common stock and 12,098 shares of Class B common stock allocated to such persons under the GCI 401(k) Plan.

Changes in Control –

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times during 2012 in compliance with all material terms of these credit facilities.

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

For purposes of the indenture and the senior notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of certain unrestricted subsidiaries.  Under the terms of the indenture, an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the indenture.  As of December 31, 2012, these unrestricted subsidiaries consisted of GCI Community Development, LLC and Unicom, Inc.

In May 2011, GCI, Inc. issued an additional $325 million of senior notes at 6.75% interest due in June 2021.  The new senior notes have substantially similar terms as the 2009 senior notes.  They were used to pay off previously issued Senior Notes.

We and GCI, Inc. have since the issuance of the senior notes and up through December 31, 2012, been in compliance with all material terms of the Indentures including making timely payments on the obligations of GCI, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Transactions with Related Persons –

Stanton Shareholdings, Registration Rights Agreement.  As of December 31, 2012, John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, "Stantons"), continued to be significant shareholders of our Class B common stock.  As of that date, neither the Stantons nor the Stantons' affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

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

Duncan Leases.  In 1991, we entered into a long-term capital lease agreement with a partnership in which Mr. Duncan held a 50% ownership interest.  Mr. Duncan later sold that interest to an individual who later became his spouse.  However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the lease.  The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.  The lease agreement was amended in 2008, and we have increased our existing capital lease asset and liability by $1.3 million to record the extension of the capital lease.  The amended lease terminates on September 30, 2026.  The property consists of a building presently occupied by us.  As of December 31, 2012, the payments on the lease were $23,132 per month.  They continue at that rate through September 2013.  In October 2013, the payments on the lease will increase to $23,932 per month.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI’s President and CEO. The lease was amended several times, most recently on May 9, 2011. The amended lease agreement added the lease of a second aircraft. The lease term of the original aircraft could be terminated at any time upon 90 days written notice. This notice was provided and as of January 1, 2013, the original aircraft lease, and its monthly rate of $45,000, ended. The lease term of the second aircraft may be terminated at any time upon 12 months’ written notice. The monthly lease rate of the second aircraft is $132,000. In 2001, we paid a deposit of $1.5 million in connection with the lease. The deposit will be repaid to us no later than six months after the agreement terminates.

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

During 2012, there were no new Transactions with Related Persons.  The leases described previously were entered into prior to the establishment of the Ethics Code.

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

Item 14. Principal Accountant Fees and Services

Overview

On March 1, 2013, our Audit Committee approved the appointment of Grant Thornton as the Company’s External Accountant for 2013.  Also on that date, our board ratified that appointment by the Audit Committee.

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

During 2012, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services
The aggregate fees billed to us by our External Accountant in each of these categories for each of 2012 and 2011 are set forth as follows:

External Accountant Auditor Fees

Type of Fees	2012	2011
Audit Fees1	$1,660,909	$1,762,855
Audit-Related Fees2	29,846	29,846
Tax Fees3	54,964	105,873
All Other Fees4	---	---
Total	$1,745,719	$1,898,574

1
Consists of fees for our annual financial statement audit, quarterly financial statement reviews, reviews of other filings by us with the SEC, audit of our internal control over financial reporting and for services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements.

2	Consists of fees for audit of the GCI 401(k) Plan and review of the related annual report on Form 11-K filed with the SEC.

3	Consists of fees for review of our state and federal income tax returns and consultation on various tax advice and tax planning matters.

4	Consists of fees for any services not included in the first three types of fees identified in the table.

All of the services described above were approved in conformity with the Audit Committee's pre-approval policy.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	110

Consolidated Balance Sheets, December 31, 2012 and 2011	112

Consolidated Income Statements, years ended December 31, 2012, 2011 and 2010	114

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2012, 2011 and 2010	115

Consolidated Statements of Cash Flows, years ended December 31, 2012, 2011 and 2010	116

Notes to Consolidated Financial Statements	117

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	157

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited the accompanying consolidated balance sheets of General Communication, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2013, expressed an unqualified opinion thereon.

(signed) Grant Thornton LLP

Seattle, Washington
March 8, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited the internal control over financial reporting of General Communication, Inc. (an Alaska Corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report, dated March 8, 2013, expressed an unqualified opinion on those financial statements.

(signed) Grant Thornton LLP

Seattle, Washington
March 8, 2013

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2012	2011

Current assets:
Cash and cash equivalents	$24,491	29,387

Receivables	150,436	141,827
Less allowance for doubtful receivables	3,215	5,796
Net receivables	147,221	136,031

Deferred income taxes	12,897	15,555
Prepaid expenses	8,441	7,899
Inventories	12,098	7,522
Other current assets	1,678	3,631
Total current assets	206,826	200,025

Property and equipment in service, net of depreciation	838,247	849,121
Construction in progress	94,418	42,918
Net property and equipment	932,665	892,039

Cable certificates	191,635	191,635
Goodwill	77,294	74,883
Wireless licenses	25,967	25,967
Restricted cash	30,933	15,910
Other intangible assets, net of amortization	16,560	15,835
Deferred loan and senior notes costs, net of amortization of $4,554 and $2,880 at December 31, 2012 and 2011, respectively	11,189	12,812
Other assets	13,453	17,214
Total other assets	367,031	354,256
Total assets	$1,506,522	1,446,320

See accompanying notes to consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2012	2011

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$7,923	8,797
Accounts payable	52,384	41,353
Deferred revenue	25,218	22,003
Accrued payroll and payroll related obligations	19,440	22,126
Accrued interest	6,786	6,680
Accrued liabilities	15,242	11,423
Subscriber deposits	1,366	1,250
Total current liabilities	128,359	113,632

Long-term debt, net	875,123	858,031
Obligations under capital leases, excluding current maturities	72,725	78,605
Obligation under capital lease due to related party, excluding current maturity	1,892	1,893
Deferred income taxes	123,661	114,234
Long-term deferred revenue	89,815	81,822
Other liabilities	25,511	24,456
Total liabilities	1,317,086	1,272,673

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 38,534 and
39,296 shares at December 31, 2012 and 2011, respectively; outstanding 38,357 and 39,043 shares at December 31, 2012 and 2011, respectively	22,703	26,179
Class B. Authorized 10,000 shares; issued and
outstanding 3,169 and 3,171 shares at December 31, 2012 and 2011, respectively; convertible on a share-per-share basis into Class A common stock	2,676	2,679
Less cost of 177 and 253 Class A common shares held
in treasury at December 31, 2012 and 2011, respectively	(1,617)	(2,225)
Paid-in capital	25,832	32,795
Retained earnings	107,584	97,911
Total General Communication, Inc. stockholders' equity	157,178	157,339
Non-controlling interests	32,258	16,308
Total stockholders’ equity	189,436	173,647
Total liabilities and stockholders’ equity	$1,506,522	1,446,320

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
YEARS ENDED DECEMBER 2012, 2011, AND 2010

(Amounts in thousands, except per share amounts)	2012	2011	2010
Revenues	$710,181	679,381	651,250
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	247,501	227,399	207,817
Selling, general and administrative expenses	243,248	235,521	228,808
Depreciation and amortization expense	130,452	125,937	126,699
Operating income	88,980	90,524	87,926

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(67,747)	(68,258)	(70,329)
Loss on extinguishment of debt	-	(9,111)	-
Other	17	(264)	261
Other expense, net	(67,730)	(77,633)	(70,068)
Income before income tax expense	21,250	12,891	17,858
Income tax expense	12,088	7,405	9,248

Net income	9,162	5,486	8,610
Net loss attributable to non-controlling interests	511	238	-
Net income attributable to General Communication, Inc.	$9,673	5,724	8,610
Basic net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.23	0.13	0.16
Basic net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.23	0.13	0.16
Diluted net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.23	0.12	0.16
Diluted net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.23	0.12	0.16

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2010	$150,911	2,684	(2,339)	30,410	83,589	-	265,255
Net income	-	-	-	-	8,610	-	8,610
Common stock repurchases and retirements	(80,901)	-	94	-	-	-	(80,807)
Shares issued under stock option plan	659	-	-	-	-	-	659
Issuance of restricted stock awards	(1,280)	-	-	1,280	-	-	-
Share-based compensation expense	-	-	-	5,385	-	-	5,385
Other	7	(7)	(4)	-	1	-	(3)
Balances at December 31, 2010	69,396	2,677	(2,249)	37,075	92,200	-	199,099
Net income	-	-	-	-	5,724	(238)	5,486
Common stock repurchases and retirements	(55,685)	-	24	-	-	-	(55,661)
Shares issued under stock option plan	947	-	-	-	-	-	947
Issuance of restricted stock awards	11,523	-	-	(11,523)	-	-	-
Share-based compensation expense	-	-	-	7,243	-	-	7,243
Investment by non-controlling interest	-	-	-	-	-	16,546	16,546
Other	(2)	2	-	-	(13)	-	(13)
Balances at December 31, 2011	26,179	2,679	(2,225)	32,795	97,911	16,308	173,647
Net income	-	-	-	-	9,673	(511)	9,162
Common stock repurchases and retirements	(17,701)	-	90	-	-	-	(17,611)
Shares issued under stock option plan	2,118	-	-	-	-	-	2,118
Issuance of restricted stock awards	12,104	-	-	(12,104)	-	-	-
Share-based compensation expense	-	-	-	5,072	-	-	5,072
Issuance of treasury shares related to deferred compensation payment	-	-	511	69	-	-	580
Investment by non-controlling interests	-	-	-	-	-	16,461	16,461
Other	3	(3)	7	-	-	-	7
Balances at December 31, 2012	$22,703	2,676	(1,617)	25,832	107,584	32,258	189,436

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Amounts in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$9,162	5,486	8,610
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization expense	130,452	125,937	126,699
Loss on extinguishment of debt	-	9,111	-
Deferred income tax expense	12,088	7,405	9,248
Share-based compensation expense	5,040	6,620	6,733
Other noncash income and expense items	6,651	8,555	6,725
Change in operating assets and liabilities	(10,610)	(28,680)	13,244
Net cash provided by operating activities	152,783	134,434	171,259
Cash flows from investing activities:
Purchases of property and equipment	(146,038)	(177,090)	(96,194)
Restricted cash	(25,244)	(16,621)	-
Grant proceeds	10,403	35,060	-
Purchases of other assets and intangible assets	(6,152)	(5,423)	(4,712)
Purchase of businesses, net of cash received	(1,874)	(352)	(5,545)
Insurance proceeds	-	233	990
Purchase of marketable securities	-	-	(202)
Proceeds from sale of marketable securities	-	-	941
Net cash used in investing activities	(168,905)	(164,193)	(104,722)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	70,000	142,000	30,000
Repayment of debt and capital lease obligations	(64,540)	(429,626)	(35,974)
Purchase of treasury stock to be retired	(17,611)	(55,661)	(80,807)
Investment by non-controlling interests	16,461	16,546	-
Borrowing of other long-term debt	4,729	35,201	6,206
Proceeds from stock option exercises	2,118	947	659
Issuance of Senior Notes	-	325,000	-
Payment of Senior Notes call premiums	-	(4,728)	-
Payment of debt issuance costs	-	(3,603)	(2,300)
Other	69	-	(27)
Net cash provided by (used in) financing activities	11,226	26,076	(82,243)
Net decrease in cash and cash equivalents	(4,896)	(3,683)	(15,706)
Cash and cash equivalents at beginning of period	29,387	33,070	48,776
Cash and cash equivalents at end of period	$24,491	29,387	33,070

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
Our consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries, as well as four variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are Terra GCI Investment Fund, LLC (“TIF”), Terra GCI 2 Investment Fund, LLC (“TIF 2”), Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”) and Terra GCI 3 Investment Fund, LLC (“TIF 3”).  TIF became a VIE on August 30, 2011.  TIF 2 and TIF 2-USB became VIEs on October 3, 2012.  TIF 3 became a VIE on December 11, 2012.  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.
(c)	Non-controlling Interests
Non-controlling interests represent the equity ownership interests in consolidated subsidiaries not owned by us.  Non-controlling interests are adjusted for contributions, distributions, and earnings (loss) attributable to the non-controlling interest partners of the consolidated entities.  Income and loss is allocated to the non-controlling interests based on the respective partnership agreements.

(d)	Recently Issued Accounting Pronouncements
Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” allows an entity to assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and thus whether it is necessary to perform the quantitative impairment test in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The updated guidance is effective for the quarter ending March 31, 2013.  Early adoption was permitted.  The adoption of this guidance is not expected to have a material effect on our income statements, financial position or cash flows.

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

(e)	Recently Adopted Accounting Pronouncements
ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” amends various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 on August 27, 2012, did not have a material impact on our income statements, financial position or cash flows.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”   allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The adoption of ASU 2011-08 on January 1, 2012, did not have a material impact on our income statements, financial position or cash flows.

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
We compute net income per share of Class A and Class B common stock using the “two class” method.  Therefore, basic net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  The computation of the dilutive net income per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income per share of Class B common stock does not assume the conversion of those shares. Additionally, in applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

     Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended
	December 31, 2012
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$8,938	735

Denominator:
Weighted average common shares outstanding	38,560	3,170
Basic net income attributable to GCI common stockholders per common share	$0.23	0.23

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$8,938	735
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	735	-
Reallocation of undistributed earnings as a result of conversion of dilutive securities	-	(8)
Effect of share based compensation that may be settled in cash or shares	(13)	-
Net income adjusted for allocation of undistributed earnings	$9,660	727

Denominator:
Number of shares used in basic computation	38,560	3,170
Conversion of Class B to Class A common shares outstanding	3,170	-
Effect of share based compensation that may be settled in cash
or shares	158	-
Unexercised stock options	231	-
Number of shares used in per share computation	42,119	3,170
Diluted net income attributable to GCI common stockholders per common share	$0.23	0.23

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2011		2010
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$5,323	401	$8,095	515

Denominator:
Weighted average common shares outstanding	42,175	3,175	50,076	3,183
Basic net income attributable to GCI common stockholders per common share	$0.13	0.13	$0.16	0.16

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$5,323	401	$8,095	515
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	401	-	515	-
Reallocation of undistributed earnings as a result of conversion of dilutive securities	-	(30)	-	(2)
Effect of share based compensation that may be settled in cash or shares	(367)	-	-	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$5,357	371	$8,610	513

Denominator:
Number of shares used in basic computation	42,175	3,175	50,076	3,183
Conversion of Class B to Class A common shares outstanding	3,175	-	3,183	-
Unexercised stock options	322	-	167	-
Effect of share based compensation that may be settled in cash or shares	217	-	-	-
Number of shares used in per share computation	45,889	3,175	53,426	3,183
Diluted net income attributable to GCI common stockholders per common share	$0.12	0.12	$0.16	0.16

Weighted average shares associated with outstanding share awards for the years ended December 31, 2012, 2011 and 2010 which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Years Ended December 31,
	2012	2011	2010
Shares associated with anti-dilutive unexercised stock options	88	38	460
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	-	-	217

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Shares associated with contingent awards for the years ended December 31, 2012, 2011 and 2010, which have been excluded from the computations of diluted EPS because the contingencies of these awards have not been met at December 31, 2012, 2011 and 2010, consist of the following (shares in thousands):

	Years Ended December 31,
	2012	2011	2010
Shares associated with contingent awards	58	34	50

(h)	Common Stock
Following are the changes in issued common stock for the years ended December 31, 2012, 2011 and 2010 (shares, in thousands):

	Class A	Class B
Balances at January 1, 2010	51,899	3,186
Class B shares converted to Class A	8	(8)
Shares issued upon stock option exercises	116	-
Share awards issued	336	-
Shares retired	(8,012)	-
Shares acquired to settle minimum statutory tax withholding requirements	(2)	-
Other	(132)	-
Balances at December 31, 2010	44,213	3,178
Class B shares converted to Class A	7	(7)
Shares issued upon stock option exercises	163	-
Share awards issued	460	-
Shares retired	(5,244)	-
Shares acquired to settle minimum statutory tax withholding requirements	(287)	-
Other	(16)	-
Balances at December 31, 2011	39,296	3,171
Class B shares converted to Class A	2	(2)
Shares issued upon stock option exercises	320	-
Share awards issued	731	-
Shares retired	(1,469)	-
Shares acquired to settle minimum statutory tax withholding requirements	(337)	-
Other	(9)	-
Balances at December 31, 2012	38,534	3,169

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
Notes to Consolidated Financial Statements

On October 21, 2010, we entered into a stock purchase agreement with Arctic Slope Regional Corporation (“ASRC”), pursuant to which GCI repurchased 7,486,240 shares of GCI’s Class A common stock for $10.16 per share, representing a total purchase price of $76.0 million.  Prior to the repurchase ASRC was a related party.

During the years ended December 31, 2012, 2011 and 2010 we repurchased 1.5 million, 5.2 million and 8.0 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $14.0 million, $52.6 million and $80.8 million, respectively.  Under this program we are currently authorized to make up to $101.0 million of repurchases as of December 31, 2012.  The repurchased stock was constructively retired as of December 31, 2012.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have complied and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

(i)	Redeemable Preferred Stock
We have 1,000,000 shares of preferred stock authorized with no shares issued and outstanding at years ended December 31, 2012, 2011 and 2010.

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

Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due or a specific identification method.  When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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
Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2012, that management intends to place in service during 2013 and 2014.

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

Amortization of property and equipment under capital leases is included in Depreciation and Amortization Expense on the Consolidated Income Statements.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(p)	Impairment of Intangibles, Goodwill, and Long-lived Assets
Cable certificates and wireless license assets are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired.  We chose not to early adopt ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which would have allowed us first to assess qualitative factors (“Step Zero”) in our annual test over our indefinite-lived intangible assets other than goodwill. The impairment test for identifiable indefinite-lived intangible assets other than goodwill consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis.  Impairment testing of our cable certificate and wireless license assets as of October 31, 2012 and 2011, used a direct discounted cash flow method.  This approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  In our annual test over goodwill we are allowed to use Step Zero to determine whether it is more likely than not that goodwill is impaired.  We chose not to apply Step Zero and instead went straight to assessing for goodwill impairment using the traditional quantitative two-step process.  The first step of the quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  We use an income approach to determine the fair value of our reporting units for purposes of our goodwill impairment test.  In addition, a market-based approach is used where possible to corroborate the fair values determined by the income approach.  The income approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

     We completed our annual review and no impairment charge was recorded for the years ended December 31, 2012, 2011 or 2010.

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

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2010	$14,035
Liability incurred	613
Accretion expense	619
Liability settled	(44)
Balance at December 31, 2011	15,223
Liability incurred	660
Accretion expense	508
Liability settled	(111)
Balance at December 31, 2012	$16,280

During the years ended December 31, 2012 and 2011, we recorded additional capitalized costs of $660,000 and $613,000, respectively, in Property and Equipment in Service, Net of Depreciation.

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
•
Video service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed fee. Customers may have refund rights if the installed equipment does not meet certain performance criteria. We defer revenue recognition until we have received customer acceptance per the contract or agreement, and all other required revenue recognition elements have been achieved. Revenues from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements,

•	Technical services revenues are derived primarily from maintenance contracts on equipment and are recognized on a prorated basis over the term of the contracts,
•
We account for fiber capacity Indefeasible Right to Use ("IRU") agreements as an operating lease or service arrangement and we defer the revenue and recognize it ratably over the life of the IRU or as service is rendered,

•
Access revenue is recognized when earned.  We participate in access revenue pools with other telephone companies.  Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska ("RCA") within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial information, available separation studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional information becomes available. To the extent that a dispute arises over revenue settlements, our policy is to defer revenue recognition until the dispute is resolved,

•
We receive grant revenue for the purpose of building communication infrastructure in rural areas.  We defer the revenue and recognize it over the life of the asset that was constructed using grant funds, and

•	Other revenues are recognized when the service is provided.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Remote High Cost Support
The High Cost Order mandated that as of January 1, 2012, the annual available Remote high cost support is based upon the total 2011 support disbursed to all subject Competitive Eligible Telecommunications Carriers (“CETCs”) (“Statewide Support Cap”).  On January 1, 2012, the per line rates paid in the Remote areas were mandated and frozen by the USF and cannot exceed $250 per line per month on a study area basis.  Line count growth that causes the Statewide Support Cap to be exceeded triggers a pro rata support payment reduction to all subject Alaska CETCs until the support is reduced to the Statewide Support Cap amount.

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

We recorded high cost support revenue under the USF program of $42.8 million, $48.8 million and $51.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, we have $32.0 million and $3.6 million in Remote and Urban high cost accounts receivable, respectively.

(u)	Advertising Expense
      We expense advertising costs in the period during which the first advertisement appears. Advertising expenses were $4.9 million, $4.2 million and $4.3 million for the years ended December 31, 2012,
      2011 and 2010, respectively.

(v)	Leases
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

Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $2.8 million, $3.7 million and $1.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

(y)	Share-based Payment Arrangements
We currently use the Black-Scholes-Merton option-pricing model to value stock options granted to employees. We use these values to recognize stock compensation expense for stock options.  Compensation expense is recognized in the financial statements for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. See Note 9, “Stockholders’ Equity” of this Form 10-K for information on the assumptions we used to calculate the fair value of share-based compensation.

We are required to report the benefits associated with tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow.

(z)	Stock Awards Issued for Non-employee Services
Stock awards issued in exchange for non-employee services are accounted for based upon the fair value of the consideration or services received or the fair value of the equity instruments issued using the Black-Scholes-Merton method, whichever is more reliably measurable.

The fair value determined using these principles is charged to operating expense over the shorter of the term for which non-employee services are provided, if stated, or the stock award vesting period.

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

The accounting estimates related to revenues from the USF high cost Remote area program are dependent on various inputs including our estimate of the Statewide Support Cap, our assessment of the impact of new FCC regulations, and the potential outcome of FCC proceedings.  These inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Effective in the fourth quarter of 2011, we changed our high cost support revenue recognition methodology due to the High Cost Order.  See Note 1(t) “Revenue Recognition,” of this Form 10-K for information.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective in the second quarter of 2010, we changed our USF high cost area program support accrual methodology due to a change in our estimate of the current amounts expected to be paid to us.  The effect of this change in estimate was a revenue increase of $4.7 million, a net income increase of $3.1 million and a basic and diluted net income per share increase of $0.06 for the year ended December 31, 2010.

(ab)	Concentrations of Credit Risk
     Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2012 and 2011, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments.   At December 31, 2012 and 2011, cash
     balances were in excess of Federal Deposit Insurance Corporation insured limits.

We do not have any major customers for the year ended December 31, 2012, see Note 10, “Industry Segment Data” of this Form 10-K.  Our customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

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

(ad)	Guarantees
Certain of our customers have guaranteed levels of service.  If an interruption in service occurs we do not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in our four VIEs.  We have guaranteed the delivery of $56.0 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIEs, for which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.   Please refer to Note 12, Non-controlling Interests, of this Form 10-K, for more information about our NMTC transactions.

(ae)	Classification of Taxes Collected from Customers
      We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our
      Consolidated Income Statements.  The following are certain surcharges reported on a gross basis in our Consolidated Income Statements (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Surcharges reported gross	$5,401	5,408	5,201

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(af)	Immaterial Error Correction
During the first quarter of 2012, we identified an error in the depreciable life of one fixed asset.  The error resulted in a $146,000 quarterly or $585,000 annual understatement of depreciation expense in 2007 through 2009 and a corresponding overstatement of net property and equipment in service for the same periods.  For the years ended December 31, 2011 and 2010, the error resulted in a $195,000 and $585,000, respectively, understatement to depreciation expense and corresponding overstatement of net property and equipment in service for the same periods.  In order to assess materiality of this error we considered SAB 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the impact of this error on prior period consolidated financial statements was immaterial. Although the error was and continues to be immaterial to prior periods, because of the significance of the cumulative error in the first quarter of 2012, we revised our prior period financial statements.  The impact of the immaterial error correction adjustment for the periods presented is as follows (amounts in thousands, except per share amounts):

Consolidated Balance Sheet as of December 31, 2011:	As Previously Reported	Adjustment	As Revised
Property and equipment in service, net of depreciation	$851,705	(2,584)	849,121
Net property and equipment	894,623	(2,584)	892,039
Total assets	1,448,904	(2,584)	1,446,320
Deferred income taxes	115,296	(1,062)	114,234
Total liabilities	1,273,735	(1,062)	1,272,673
Retained earnings	99,433	(1,522)	97,911
Total GCI stockholders' equity	158,861	(1,522)	157,339
Total stockholders' equity	175,169	(1,522)	173,647
Total liabilities and stockholders' equity	1,448,904	(2,584)	1,446,320

Consolidated Income Statement for the Year Ended December 31, 2011:
Depreciation and amortization expense	125,742	195	125,937
Operating income	90,719	(195)	90,524
Income before income tax expense	13,086	(195)	12,891
Income tax expense	7,485	(80)	7,405
Net income	5,601	(115)	5,486
Net income attributable to GCI	5,839	(115)	5,724

Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 2011:
Retained earnings, balance at January 1, 2011	93,607	(1,407)	92,200
Net income	5,601	(115)	5,486
Retained earnings, balance at December 31, 2011	99,433	(1,522)	97,911
Total stockholders' equity, balance at January 1, 2011	200,506	(1,407)	199,099
Total stockholders' equity, balance at December 31, 2011	175,169	(1,522)	173,647

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows for the Year Ended December 31, 2011:	As Previously Reported	Adjustment	As Revised
Net income	5,601	(115)	5,486
Depreciation and amortization expense	125,742	195	125,937
Income tax expense	7,485	(80)	7,405

Consolidated Income Statement for the Year Ended December 31, 2010:
Depreciation and amortization expense	126,114	585	126,699
Operating income	88,511	(585)	87,926
Income before income tax expense	18,443	(585)	17,858
Income tax expense	9,488	(240)	9,248
Net income	8,955	(345)	8,610
Net income attributable to GCI	8,955	(345)	8,610
Basic net income attributable to General Communication, Inc. common stockholders per Class A common share	0.17	(0.01)	0.16
Basic net income attributable to General Communication, Inc. common stockholders per Class B common share	0.17	(0.01)	0.16
Diluted net income attributable to General Communication, Inc. common stockholders per Class A common share	0.17	(0.01)	0.16
Diluted net income attributable to General Communication, Inc. common stockholders per Class B common share	0.17	(0.01)	0.16

Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 2010:
Retained earnings, balance at January 1, 2010	84,651	(1,062)	83,589
Net income	8,955	(345)	8,610
Retained earnings, balance at December 31, 2010	93,607	(1,407)	92,200
Total stockholders' equity, balance at January 1, 2010	266,317	(1,062)	265,255
Total stockholders' equity, balance at December 31, 2010	200,506	(1,407)	199,099

Consolidated Statement of Cash Flows for the
Year Ended December 31, 2010:
Net income	8,955	(345)	8,610
Depreciation and amortization expense	126,114	585	126,699
Income tax expense	9,488	(240)	9,248

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)         Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2012	2011	2010
(Increase) decrease in accounts receivable, net	$(9,386)	(16,900)	12,283
Increase in prepaid expenses	(350)	(1,949)	(1,459)
(Increase) decrease in inventories	(4,576)	(1,718)	3,461
Decrease in other current assets	1,953	309	1,037
Decrease in other assets	1,236	907	2,663
Increase (decrease) in accounts payable	3,085	(1,373)	1,683
Increase (decrease) in deferred revenues	3,215	4,707	(4,108)
Increase (decrease) in accrued payroll and payroll related obligations	(2,750)	(102)	271
Increase (decrease) in accrued liabilities	3,043	(1,733)	2,585
Increase (decrease) in accrued interest	106	(6,776)	(1,365)
Increase (decrease) in subscriber deposits	116	(21)	(278)
Decrease in long-term deferred revenue	(5,001)	(2,413)	(3,167)
Decrease in components of other long-term liabilities	(1,301)	(1,618)	(362)
Total change in operating assets and liabilities	$(10,610)	(28,680)	13,244

The following items are for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

Net cash paid or received:	2012	2011	2010
Interest paid, net of amounts capitalized	$69,083	73,492	71,140
Income tax refund received	$-	-	1,163

The following items are non-cash investing and financing activities for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Non-cash additions for purchases of property and equipment	$9,010	7,233	7,622
Asset retirement obligation additions to property and equipment	$660	613	1,253
Deferred compensation distribution denominated in shares	$511	-	-
Asset retirement obligation reductions to property and equipment for revisions to previous estimates	$-	294	-
Assets acquired in acquisition	$-	-	480

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)         Receivables and Allowance for Doubtful Receivables
Receivables consist of the following at December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Trade	$148,902	140,533
Employee	703	720
Other	831	574
Total Receivables	$150,436	141,827

As described in Note 1(t), Revenue Recognition, we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19%, 19% and 18% of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively.  We had USF net receivables of $70.1 million and $69.8 million at December 31, 2012 and 2011, respectively.

Changes in the allowance for doubtful receivables during the years ended December 31, 2012, 2011 and 2010 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2012	$5,796	3,649	(2,261)	3,969	3,215
December 31, 2011	$9,189	4,294	(29)	7,658	5,796
December 31, 2010	$7,060	3,085	1,670	2,626	9,189

Charged to other accounts during the year ended December 31, 2010, includes a $1.6 million reserve for a customer that participates in the Rural Health Care Division support program that is operated by the USAC.  We provided service to this customer pursuant to a contract from July 2008 to June 2009.  In 2010 we received a funding commitment letter from USAC for the year from July 2008 to June 2009 committing funding for all but $1.7 million of that particular year.  USAC denied funding of $1.7 million based on the timing of customer-owned equipment placed in service in relation to service charges.  In August 2010, we filed with the FCC a request for review of the denial.  We recorded a reserve by reducing revenue $1.7 million in the year ended December 31, 2010.  During the second quarter of 2011, we decreased the allowance by $100,000 to true up 2008 and 2009’s funding amounts.  After recording the adjustment in 2011, the allowance related to this customer was $1.6 million at December 31, 2011.  In 2012 we received notice our appeal was successful and received payment of the $1.6 million, allowing us to recognize revenue and reduce our allowance and this amount is included in charged to other accounts during the year ended December 31, 2012.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(4)         Net Property and Equipment in Service
Net property and equipment in service consists of the following at December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Land and buildings	$56,507	47,133
Telephony transmission equipment and distribution facilities	798,932	752,083
Cable transmission equipment and distribution facilities	155,122	141,400
Support equipment and systems	216,495	202,785
Transportation equipment	9,184	8,269
Property and equipment under capital leases	104,251	102,972
Customer premise equipment	142,176	134,207
Fiber optic cable systems	291,220	283,997
	1,773,887	1,672,846
Less accumulated depreciation	901,398	798,794
Less accumulated amortization	34,242	24,931
Net property and equipment in service	$838,247	849,121

(5)         Intangible Assets and Goodwill
As of October 31, 2012, cable certificates, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2012.  The remaining useful lives of our cable certificates, wireless licenses, and goodwill were evaluated as of October 31, 2012, and events and circumstances continue to support an indefinite useful life.  There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2012.

Other Intangible Assets subject to amortization include the following at December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Software license fees	$35,416	30,392
Customer relationships	3,036	4,435
Right-of-way	783	783
	39,235	35,610
Less accumulated amortization	22,675	19,775
Net other intangible assets	$16,560	15,835

Changes in Other Intangible Assets are as follows (amounts in thousands):

Balance at December 31, 2010	$17,717
Asset additions	4,157
Less amortization expense	6,039
Balance at December 31, 2011	15,835
Asset additions	5,952
Less amortization expense	5,227
Balance at December 31, 2012	$16,560

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Goodwill increased $2.4 million at December 31, 2012, as compared to December 31, 2011, and $951,000 at December 31, 2011, as compared to December 31, 2010, due to contingent payments to the former shareholders of United Utilities, Inc. (“UUI”), our wholly owned subsidiary.  The amount recorded at December 31, 2012, is the final contingent payment under this agreement.

Amortization expense for amortizable intangible assets for the years ended December 31, 2012, 2011 and 2010 follow (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Amortization expense	$5,227	6,039	6,360

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2013	$5,098
2014	4,242
2015	3,090
2016	1,473
2017	582

(6)         Long-Term Debt
Long-term debt consists of the following at December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
2021 Notes (a)	$325,000	325,000
2019 Notes (b)	425,000	425,000
Senior Credit Facility (c)	90,000	60,000
Rural Utility Service ("RUS") debt (d)	38,997	52,944
CoBank Mortgage ("CoBank") note payable (d)	797	1,344
Debt	879,794	864,288
Less unamortized discount paid on the 2019 Notes	2,743	3,016
Less current portion of long-term debt	1,928	3,241
Long-term debt, net	$875,123	858,031

(a)
On May 20, 2011 (“Closing Date”), GCI, Inc., our wholly owned subsidiary, completed an offering of $325.0 million in aggregate principal amount of 6 3/4% Senior Notes due 2021 (“2021 Notes”) at an issue price of 100% to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (“Securities Act”), and to persons outside the United States in accordance with Regulation S under the Securities Act.  We used the net proceeds from this offering to repay and retire all $320.0 million of our outstanding senior unsecured notes due 2014 (“2014 Notes”).

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

We paid closing costs totaling $3.6 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2021 Notes. During the year ended December 31, 2011, we recorded a $9.1 million Loss on Extinguishment of Debt on our Consolidated Income Statement.  Included in the loss was $2.9 million in unamortized deferred loan costs, $1.5 million for the unamortized portion of the original issue discount and $4.7 million in call premium payments to redeem our 2014 Notes

We were in compliance with all 2021 Notes loan covenants at December 31, 2012.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(b)
We pay interest of 8.63% on notes that are due in 2019 (“2019 Notes”).  The 2019 Notes are senior unsecured obligations which rank equally in right of payment with the existing and future senior unsecured debt, including our 2021 Notes described previously, and senior in right of payment to all future subordinated indebtedness.  The 2019 Notes are carried on our Consolidated Balance Sheets net of the unamortized portion of the discount, which is being amortized to Interest Expense over the term of the 2019 Notes using the effective interest method and an effective interest rate of 9.09%.

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

The 2019 Notes were issued pursuant to an Indenture, dated as of November 3, 2009, between us and Union Bank, N.A., as trustee.

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

We were in compliance with all 2019 Notes loan covenants at December 31, 2012.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(c)
The Senior Credit Facility includes an $80.0 million term loan, including Supplement No. 3 discussed below, and a $75.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  Our term loan is fully drawn.

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

Under the revolving portion of the Senior Credit Facility, we have borrowed $10.0 million and have $349,000 of letters of credit outstanding, which leaves $64.7 million available for borrowing as of December 31, 2012.  The Senior Credit Facility will mature on January 29, 2015.

The interest rate on our Senior Credit Facility is LIBOR plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below:

Total Leverage Ratio (as defined)	Applicable Margin
>=3.75	4.00%
>=3.25 but <3.75	3.50%
>=2.75 but <3.25	3.00%
<2.75	2.50%

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

(d)
UUI and Unicom, Inc. (“Unicom”), our wholly owned subsidiaries, have entered into various loans with the RUS and CoBank.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.4% to 4.5%.  Through UUI and Unicom, we have $6.2 million available for borrowing for specific capital expenditures under existing borrowing arrangements.  Substantially all of the assets of UUI and Unicom are collateral for the amounts due to RUS and CoBank.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Maturities of long-term debt as of December 31, 2012 are as follows (amounts in thousands):

Years ending December 31,
2013	$1,928
2014	1,525
2015	91,387
2016	1,430
2017	1,475
2018 and thereafter	782,049
879,794
Less unamortized discount paid on 2019 Notes	2,743
Less current portion of long-term debt	1,928
$875,123

(7)         Income Taxes
Total income tax expense of $12.1 million, $7.4 million and $9.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, was allocated to income in each year.

Income tax expense consists of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Deferred tax expense:
Federal taxes	$10,318	6,264	7,846
State taxes	1,770	1,141	1,402
	$12,088	7,405	9,248

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
“Expected” statutory tax expense	$7,437	4,500	6,215
State income taxes, net of federal expense	1,770	1,141	1,129
Income tax effect of nondeductible entertainment expenses	777	737	775
Income tax effect of nondeductible lobbying expenses	298	327	405
Income tax effect of nondeductible officer compensation	1,718	758	722
Other, net	88	(58)	2
	$12,088	7,405	9,248

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011 are summarized below (amounts in thousands):

	2012	2011
Current deferred tax assets, net of current deferred tax liability:
Net operating loss carryforwards	$3,952	7,796
Compensated absences, accrued for financial reporting purposes	2,605	2,664
Workers compensation and self-insurance health reserves, principally due to accrual for financial reporting purposes	1,357	1,068
Accounts receivable, principally due to allowance for doubtful receivables	1,319	2,379
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	32	131
Deferred revenue for financial reporting purposes	2,734	1,362
Other	898	155
Total current deferred tax assets	$12,897	15,555

Long-term deferred tax assets:
Net operating loss carryforwards	$116,034	119,762
Deferred revenue for financial reporting purposes	36,316	18,097
Alternative minimum tax credits	1,895	1,895
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	2,543	2,581
Asset retirement obligations in excess of amounts recognized for tax purposes	6,680	6,248
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	1,675	4,394
Other	3,353	469
Total long-term deferred tax assets	168,496	153,446

Long-term deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	233,530	211,172
Intangible assets	58,627	56,508
Total long-term deferred tax liabilities	292,157	267,680
Net long-term deferred tax liabilities	$123,661	114,234

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At December 31, 2012, we have tax net operating loss carryforwards of $293.3 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2020	$43,863	42,768
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	722	-
2025	737	-
2026	150	-
2027	1,010	-
2028	39,879	39,715
2029	48,370	47,558
2031	110,933	109,376
Total tax net operating loss carryforwards	$293,327	286,095

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

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2012, 2011 and 2010, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2012, 2011 and 2010.

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2012, 2011 and 2010, since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $7.9 million at December 31, 2012.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8)         Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2012 and 2011, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at December 31, 2012 and 2011 follow (amounts in thousands):

	December 31,		December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$957,663	979,594	947,326	942,895
Other liabilities	25,511	24,766	24,456	23,627

The following methods and assumptions were used to estimate fair values:

Current and long-term debt and capital lease obligations:  The fair values of our 2021 Notes, 2019 Notes, RUS debt, CoBank mortgage note payable, and capital leases are based upon quoted market prices for the same or similar issues or on the current rates offered to us for the same remaining maturities.  The fair value of our Senior Credit Facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates.

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2012 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,758	-	-
Total assets at fair value	$1,758	-	-

December 31, 2011 Assets
Deferred compensation plan assets (mutual funds)	$1,600	-	-
Total assets at fair value	$1,600	-	-

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

During the years ended December 31, 2012, 2011 and 2010, we repurchased 1.5 million, 5.2 million and 8.0 million shares, respectively, of our Class A common stock at a cost of $14.0 million, $52.6 million and $80.8 million, respectively, pursuant to the Class A and Class B common stock repurchase program authorized by GCI’s Board of Directors.  During the years ended December 31, 2012, 2011 and 2010, we retired 1.8 million, 5.2 million and 8.0 million shares, respectively, of our Class A common stock.

      Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 3.7 million shares available for grant under the Stock Option Plan at December 31, 2012.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

No options were granted during the years ended December 31, 2012 and 2011.  The following table shows our assumptions used to compute the share-based compensation expense for stock options granted during the year ended December 31, 2010:

2010
Expected term (years)	5.0 - 6.5
Volatility	52.6% - 55.8%
Risk-free interest rate	2% - 2.9%

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
      share-based compensation expense in the period our estimate changes.

      A summary of option activity under the Stock Option Plan as of December 31, 2012 and changes during the year then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,087	$7.27
Exercised	(320)	$6.62
Forfeited	(14)	$5.86
Expired	(34)	$5.93
Outstanding at December 31, 2012	719	$7.65	3.7 years	$1,503
Exercisable at December 31, 2012	676	$7.71	3.5 years	$1,377

The weighted average grant date fair value of options granted during the year ended December 31, 2010 was $2.84 per share.  There were no options granted during the years ended December 31, 2012 and 2011.  The total fair value of options vesting during the years ended December 31, 2012, 2011 and 2010, was $560,000, $379,000 and $377,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2012, 2011 and 2010, were $1.3 million, $287,000 and $511,000, respectively. We received $2.1 million, $947,000 and $659,000 in cash from stock option exercises in the years ended December 31, 2012, 2011 and 2010, respectively.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

      A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2012, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2012	1,561	$6.89
Granted	731	$9.23
Vested	(1,156)	$5.73
Forfeited	(9)	$10.90
Nonvested at December 31, 2012	1,127	$9.59

      The following is a summary of our share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Share-based compensation expense	$5,072	7,243	5,385
Adjustment to fair value of liability classified awards	(32)	(623)	1,348
Total share-based compensation expense	$5,040	6,620	6,733

Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $6.4 million relating to 1.1 million restricted stock awards and $111,000 relating to 43,000 unvested stock options as of December 31, 2012.  We expect to recognize share-based compensation expense over a weighted average period of 1.4 years for stock options and 2.2 years for restricted stock awards.

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

      Employee Stock Purchase Plan
In 1986, we adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. The GCI 401(k) Plan permits each employee who has completed one year of service to elect to participate. Eligible employees could elect to reduce their compensation by up to 50 percent of such compensation (subject to certain limitations) up to a maximum of $17,000, $16,500 and $16,500 during the years ended December 31, 2012, 2011 and 2010, respectively.  Contributions may be made on either a pretax or Roth basis.

Eligible employees were allowed to make catch-up contributions of no more than $5,500 during the year ended December 31, 2012 and will be able to make such contributions limited to $5,500 during the year ending December 31, 2013. We do not match employee catch-up contributions.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We may match up to 100% of employee salary reductions in any amount, decided by GCI’s Board of Directors each year, but not more than 10 percent of any one employee’s compensation will be matched in any year. Matching contributions vest over the initial six years of employment. For the year ended December 31, 2012, the combination of employee and matching contributions (pre-tax contributions and Roth basis) could not exceed the lesser of 100 percent of an employee’s compensation or $34,000 excluding catch-up contributions.  For the years ended December 31, 2011 and 2010, the combination of employee and matching contributions (pre-tax contributions and Roth basis) could not exceed the lesser of 100 percent of an employee’s compensation or $33,000 excluding catch-up contributions.

Employee contributions receive up to 100% matching and employees self-direct their matching investment. Our matching contributions allocated to participant accounts totaled $7.5 million, $7.1 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2012, 2011 and 2010.

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

Commercial - We offer a full range of voice, video, data and wireless services to local, national and global businesses, governmental entities and public and private educational institutions.

Managed Broadband - We offer data services to rural school districts, hospitals and health clinics through our SchoolAccess® and ConnectMD® initiatives and managed video conferencing.

Regulated Operations - We offer voice and data services to residential, business, and governmental customers in areas of rural Alaska.

Corporate related expenses including engineering, information technology, accounting, legal and regulatory, human resources, and other general and administrative expenses for the years ended December 31, 2012, 2011 and 2010, are allocated to our segments using segment margin for the years ended December 31, 2011, 2010 and 2009, respectively.  Bad debt expense for the years ended December 31, 2012, 2011 and 2010, is allocated to our segments using a combination of specific identification and allocations based upon segment revenue for the years ended December 31, 2012, 2011 and 2010, respectively.  Corporate related expenses and bad debt expense are specifically identified for our Regulated Operations segment and therefore, are not included in the allocations.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, loss attributable to non-controlling interests, and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-K.  Intersegment sales are recorded at cost plus an agreed upon intercompany profit.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the years ended December 31, 2012, 2011 and 2010 follows (amounts in thousands):

	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2012
Revenues:
Intersegment	$-	259	5,760	-	246	6,265
External	352,972	105,447	143,575	86,562	21,625	710,181
Total revenues	352,972	105,706	149,335	86,562	21,871	716,446
Cost of Goods Sold:
Intersegment	146	114	2,253	-	265	2,778
External	128,324	24,356	66,895	21,298	6,628	247,501
Total Cost of Goods Sold	128,470	24,470	69,148	21,298	6,893	250,279
Contribution:
Intersegment	(146)	145	3,507	-	(19)	3,487
External	224,648	81,091	76,680	65,264	14,997	462,680
Total contribution	224,502	81,236	80,187	65,264	14,978	466,167
Less SG&A	139,191	26,841	42,014	24,087	11,115	243,248
Plus share-based compensation	2,586	790	1,041	595	28	5,040
Plus non-cash contribution expense	533	169	156	102	-	960
Plus loss attributable to non-controlling interests	-	-	-	867	-	867
Plus net income attributable to equity investment	-	-	-	2	-	2
Plus accretion	282	89	83	54	-	508
Adjusted EBITDA	$88,858	55,298	35,946	42,797	3,910	226,809

2011
Revenues:
Intersegment	$-	-	5,710	-	607	6,317
External	352,574	105,456	136,101	63,248	22,002	679,381
Total revenues	352,574	105,456	141,811	63,248	22,609	685,698
Cost of Goods Sold:
Intersegment	-	600	2,283	-	561	3,444
External	110,693	28,744	65,170	17,021	5,771	227,399
Total Cost of Goods Sold	110,693	29,344	67,453	17,021	6,332	230,843
Contribution:
Intersegment	-	(600)	3,427	-	46	2,873
External	241,881	76,712	70,931	46,227	16,231	451,982
Total contribution	241,881	76,112	74,358	46,227	16,277	454,855
Less SG&A	134,951	27,837	41,085	18,246	13,402	235,521
Plus share-based compensation	3,457	1,214	1,276	657	16	6,620
Plus loss attributable to non-controlling interest	-	-	-	238	-	238
Less loss attributable to equity investment	-	-	-	(297)	-	(297)
Plus accretion	347	120	100	52	-	619
Adjusted EBITDA	$110,734	50,209	31,222	28,631	2,845	223,641

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Consumer	Network Access	Commercial	Managed Broadband	Regulated Operations	Total Reportable Segments
2010
Revenues:
Intersegment	$-	-	5,442	-	176	5,618
External	342,898	107,227	128,458	49,962	22,705	651,250
Total revenues	342,898	107,227	133,900	49,962	22,881	656,868
Cost of Goods Sold:
Intersegment	-	600	2,515	-	176	3,291
External	104,481	25,030	59,885	14,012	4,409	207,817
Total Cost of Goods Sold	104,481	25,630	62,400	14,012	4,585	211,108
Contribution:
Intersegment	-	(600)	2,927	-	-	2,327
External	238,417	82,197	68,573	35,950	18,296	443,433
Total contribution	238,417	81,597	71,500	35,950	18,296	445,760
Less SG&A	127,130	33,566	38,838	17,338	11,936	228,808
Plus share-based compensation	3,361	1,598	1,117	651	6	6,733
Plus non-cash contribution expense	(81)	(41)	(24)	(14)	-	(160)
Plus accretion	149	71	43	26	-	289
Adjusted EBITDA	$114,716	50,259	30,871	19,275	6,366	221,487

A reconciliation of reportable segment revenues to consolidated revenues follows (amounts in thousands):

Years Ended December 31,	2012	2011	2010
Reportable segment revenues	$716,446	685,698	656,868
Less intersegment revenues eliminated in	6,265	6,317	5,618
consolidation
Consolidated revenues	$710,181	679,381	651,250

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

Years Ended December 31,	2012	2011	2010
Reportable segment Adjusted EBITDA	$226,809	223,641	221,487
Less depreciation and amortization expense	(130,452)	(125,937)	(126,699)
Less share-based compensation expense	(5,040)	(6,620)	(6,733)
Plus (less) non-cash contribution expense	(960)	-	160
Less net loss attributable to non-controlling interests	(867)	(238)	-
Plus net loss (income) attributable to equity investment	(2)	297	-
Less accretion expense	(508)	(619)	(289)
Consolidated operating income	88,980	90,524	87,926
Less other expense, net	(67,730)	(77,633)	(70,068)
Consolidated income before income tax expense	$21,250	12,891	17,858

Assets at December 31, 2012, 2011 and 2010, and capital expenditures for the years ended December 31, 2012, 2011 and 2010 are not allocated to reportable segments as our Chief Operating Decision Maker does not review a balance sheet or capital expenditures by segment to make decisions about resource allocations or to evaluate segment performance.

We did not have any major customers for the years ended December 31, 2012, 2011 and 2010.

(11)       Related Party Transactions
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us.  The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased $1.3 million to record the extension of this capital lease.  The amended lease terminates on September 30, 2026.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI’s President and CEO.  The lease was amended several times, most recently on May 9, 2011.  The amended lease agreement added the lease of a second aircraft.  The lease term of the original aircraft could be terminated at any time upon 90 days written notice.  This notice was provided and as of January 1, 2013, the original aircraft lease, and its monthly rate of $45,000, ended.  The lease term of the second aircraft may be terminated at any time upon 12 months’ written notice.  The monthly lease rate of the second aircraft is $132,000.  In 2001, we paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us no later than six months after the agreement terminates.

(12)       Non-controlling Interests
      We have entered into several arrangements under the NMTC program with US Bancorp to help fund a $59.3 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-Southwest (“TERRA-SW”)
      network and provide a high capacity backbone connection from the served communities to the Internet.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to
      induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

      On August 30, 2011, we entered into the first arrangement (“NMTC #1”).  In connection with the NMTC #1 transaction we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF.  TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The
      CDEs, in turn, loaned the $76.8 million in funds less payment of placement fees, at interest rates varying from 1% to 3.96%, to Unicom, as partial financing for TERRA-NW.

      On October 3, 2012, we entered into the second arrangement (“NMTC #2”).  In connection with the NMTC #2 transaction we loaned $37.7 million to TIF 2 and TIF 2-USB, special purpose entities created to effect the financing arrangement, at 1% interest due October 2, 2042.  Simultaneously, US Bancorp invested $17.5 million in TIF 2 and TIF 2-USB.  TIF 2 and TIF 2-USB then contributed US Bancorp’s contributions and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $55.2 million in funds less payment of placement fees, at interest rates varying from 0.7099% to 0.7693%, to Unicom, as partial financing for TERRA-NW.

On December 11, 2012, we entered into the third arrangement (“NMTC #3”).  In connection with the NMTC #3 transaction we loaned $8.2 million to TIF 3, a special purpose entity created to effect the financing arrangement, at 1% interest due December 10, 2042.  Simultaneously, US Bancorp invested $3.8 million in TIF 3.  TIF 3 then contributed US Bancorp’s contributions and the loan proceeds to a CDE.  The CDE, in turn, loaned the $12.0 million in funds less payment of placement fees, at an interest rate of 1.35%, to Unicom, as partial financing for TERRA-NW.

      US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $30.9 million and $15.9 million was held by Unicom at December 31, 2012 and 2011, respectively, and is included in our
      Consolidated Balance Sheets.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on
      January 3, 2013.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2012.  The value attributed to the put/calls is nominal.

     We have determined that TIF, TIF 2, TIF 2-USB and TIF 3 are VIEs.  The consolidated financial statements of TIF, TIF 2, TIF 2-USB and TIF 3 include the CDEs discussed above.  The ongoing activities of the
     VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the
     VIEs.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIEs.  We concluded that we are the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

    US Bancorp’s contributions, net of syndication fees and other direct costs incurred in structuring the NMTC arrangements, are included in Non-controlling Interests on the Consolidated Balance
    Sheets.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

    The following table summarizes the impact of the VIEs consolidated as of December 31, 2012 and 2011 (amounts in thousands):

December 31, 2012
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$22,348	Restricted cash1	$32,258	Non-controlling interest
10,607	Construction in progress	697	Retained earnings attributable to General Communication, Inc. common stockholders
$32,955		$32,955

December 31, 2011
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$15,910	Restricted cash	$16,308	Non-controlling interest
711	Construction in progress	313	Retained earnings attributable to General Communication, Inc. common stockholders
$16,621		$16,621

1		An additional $8.6 million in restricted cash is held at Unicom for use only on TERRA-NW.

(13)       Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $37.4 million, $36.3 million and $31.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us as further described in Note 11, Related Party Transactions.

We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft that successfully launched  in 2008.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2013	$27,764	11,775
2014	23,809	11,784
2015	22,527	11,794
2016	19,600	11,804
2017	15,411	11,783
2018 and thereafter	64,944	54,948
Total minimum lease payments	$174,055	113,888
Less amount representing interest		33,276
Less current maturity of obligations under capital leases		5,995
Long-term obligations under capital leases, excluding current maturity		$74,617

The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets.  Several of our leases include renewal options, escalation clauses and immaterial amounts of contingent rent expense.  We expect that in the normal course of business leases that expire will be renewed or replaced by leases on other properties.

Operating Leases as Lessor and IRU Revenue
We enter into lease or service arrangements for IRU capacity on our fiber optic cable systems with third parties and for many of these leases or service arrangements, we received up-front cash payments.  We have $47.8 million and $45.8 million in deferred revenue at December 31, 2012 and 2011 respectively, representing cash received from customers for which we will recognize revenue in the future.  The arrangements under these operating leases expire on various dates through 2032.  The revenue will be recognized over the terms of the agreements.

A summary of minimum future lease or service arrangement cash receipts including IRUs and the provision of certain other service are as follows (amounts in thousands):

Years ending December 31,
2013	$11,322
2014	6,325
2015	5,094
2016	4,969
2017	4,949
2018 and thereafter	27,064
Total minimum future service revenues	$59,723

The cost of assets that are leased to customers is $259.8 million and $258.6 million as of December 31, 2012 and 2011, respectively.  The carrying value of assets leased to customers is $143.6 million and $153.1 million as of December 31, 2012 and 2011, respectively.

Guaranteed Service Levels
Certain customers have guaranteed levels of service with varying terms. In the event we are unable to provide the minimum service levels we may incur penalties or issue credits to customers.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Self-Insurance
Through December 31, 2012, we were self-insured for losses and liabilities related primarily to health and welfare claims up to $500,000 per incident and $2.0 million per year per beneficiary above which third party insurance applied.  These limits will remain the same for 2013.  A reserve of $2.7 million and $1.6 million was recorded at December 31, 2012 and 2011, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims.  We are self-insured for all losses and liabilities related to workers’ compensation claims in Alaska and have a workers compensation excess insurance policy to make claim for any losses in excess of $500,000 per incident.  A reserve of $2.4 million and $1.9 million was recorded at December 31, 2012 and 2011, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  Included in this reserve for the years ended December 31, 2012 and 2011, was $1.0 million and $1.1 million, respectively, for the GCI-owned aircraft accident further discussed below.  Actual losses will vary from the recorded reserves.  While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

We are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  The range of possible losses from asserted and unasserted claims recorded and possibly recorded in the future do not have a material adverse effect on our financial position, results of operations or liquidity.  In addition, in August 2010, a GCI-owned aircraft was involved in an accident resulting in five fatalities and injuries to the remaining four passengers on board.  We had aircraft and liability insurance coverage in effect at the time of the accident.  During 2012, final payments on all resolved claims were made with the exception of any potential claims for environmental remediation.  All paid claims related to the accident have been resolved within insurance policy limits and were recorded net of these recoveries in our Consolidated Income Statements.  We cannot predict the likelihood or nature of any potential claims for environmental remediation.

Universal Service
As an ETC, we receive support from the USF to provide wireline local access and wireless services in high cost areas.  On November 29, 2011, the FCC published the High Cost Order which divided support to Alaska between Urban and Remote areas.  CETCs serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations is capped and is being distributed on a per-line basis until the later of July 1, 2014, or the last full month prior to the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on Remote high cost support available to us, but our revenue for providing local services in these areas would be materially adversely affected by a substantial reduction of USF support.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Wireless Acquisition
On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), a wholly owned subsidiary of GCI, pursuant to which the parties have agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We entered into this agreement to provide a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless (“Verizon”) and AT&T Mobility, LLC (“AT&T Mobility”) in Alaska.  After the transaction closes AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we will contribute the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  ACS also agreed to contribute its remaining wireless network assets and certain rights to use capacity to AWN.  Upon the contribution of assets to AWN, ACS Member will own one-third of AWN and we will own two-thirds of AWN.  ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  We anticipate that the $190.0 million preferential distributions to ACS will constitute approximately $80 million in excess of the distributions otherwise attributable to their ownership percentage during such period.  Following the initial four year period, we and ACS Member will receive distributions proportional to our ownership interests.  We are evaluating the accounting treatment for this transaction.

The closing of the transactions is subject to the satisfaction of customary closing conditions, including the receipt of required governmental and third party consents and approvals and the expiration of any applicable waiting periods under competition laws.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired without any objections.  The transactions are expected to close in the second quarter of 2013.

Cable Service Rate Reregulation
Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2012, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. The Juneau system serves 7% of our total basic service subscribers at December 31, 2012.

TERRA-Northwest
As a requirement of NMTC #1, NMTC #2 and NMTC #3, we have guaranteed completion of TERRA-NW by December 31, 2014.  We plan to fund an additional $20.7 million for TERRA-NW.  We began construction in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

Denali Media Holdings
On November 9, 2012, we entered into asset purchase agreements, pursuant to which Denali Media Holdings, a wholly owned subsidiary of GCI, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations: CBS affiliate KTVA-TV of Anchorage and NBC affiliates KATH-TV in Juneau and KSCT-TV of Sitka, for a total of $7.6 million (“Media Agreements”).  The Media Agreements are subject to the satisfaction of customary closing conditions, including the receipt of required governmental approvals from the FCC.  The transactions are expected to close in the second half of 2013.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14)       Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Total revenues	$171,907	176,104	178,494	183,676
Operating income	$19,685	24,633	25,392	19,270
Net income attributable to GCI	$1,429	3,982	3,700	562
Basic net income attributable to GCI per common share	$0.03	0.10	0.09	0.01
Diluted net income attributable to GCI per common share1	$0.03	0.09	0.09	0.01

2011
Total revenues	$164,777	168,089	177,703	168,812
Operating income	$20,262	22,300	31,933	16,030
Net income (loss) attributable to GCI2	$1,399	(2,043)	7,239	(870)
Basic net income (loss) attributable to GCI per common share	$0.03	(0.04)	0.16	(0.02)
Diluted net income (loss) attributable to GCI per common share1,2	$0.02	(0.04)	0.15	(0.02)

1	Due to rounding, the sum of quarterly diluted net income attributable to GCI per common share amounts does not agree to total year diluted net income attributable to GCI per common share.
2	Due to the immaterial error correction discussed in Note 1(af), some amounts are revised from prior period financial statements.

(15)    Subsequent Event
On February 15, 2013, we borrowed $10.0 million under the revolving portion of our Senior Credit Facility.  After consideration of this transaction, we have $54.7 million available for borrowing under the revolving portion of our Senior Credit Facility.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
2.1	Amendment, dated as of October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC (57)
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007 (37)
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007 (36)
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan (33)
10.3	Westin Building Lease (3)
10.4	Duncan and Hughes Deferred Bonus Agreements (4)
10.5	Compensation Agreement between General Communication, Inc. and William C. Behnke dated January 1, 1997 (13)
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska (2)
10.13	MCI Carrier Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.14	Contract for Alaska Access Services Agreement between MCI Telecommunications Corporation and General Communication, Inc. dated January 1, 1993 (5)
10.15	Promissory Note Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.16	Deferred Compensation Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.17	Pledge Agreement between General Communication, Inc. and Ronald A. Duncan, dated August 13, 1993 (6)
10.20	The GCI Special Non-Qualified Deferred Compensation Plan (7)
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp. (7)
10.25	Licenses: (3)
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000 (29)
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997 (12)
10.29	Asset Purchase Agreement, dated April 15, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (8)
10.30	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and Alaska Cablevision, Inc. (8)
10.31	Asset Purchase Agreement, dated May 10, 1996, among General Communication, Inc., and McCaw/Rock Homer Cable System, J.V. (8)
10.32	Asset Purchase Agreement, dated May 10, 1996, between General Communication, Inc., and McCaw/Rock Seward Cable System, J.V. (8)
10.33	Amendment No. 1 to Securities Purchase and Sale Agreement, dated October 31, 1996, among General Communication, Inc., and the Prime Sellers Agent (9)
10.34	First Amendment to Asset Purchase Agreement, dated October 30, 1996, among General Communication, Inc., ACNFI, ACNJI and ACNKSI (9)

Exhibit No.	Description
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997 (12)
10.37	Amendment to the MCI Carrier Agreement executed April 20, 1994 (12)
10.38	Amendment No. 1 to MCI Carrier Agreement executed July 26, 1994 (11)
10.39	MCI Carrier Addendum—MCI 800 DAL Service effective February 1, 1994 (11)
10.40	Third Amendment to MCI Carrier Agreement dated as of October 1, 1994 (11)
10.41	Fourth Amendment to MCI Carrier Agreement dated as of September 25, 1995 (11)
10.42	Fifth Amendment to the MCI Carrier Agreement executed April 19, 1996 (12)
10.43	Sixth Amendment to MCI Carrier Agreement dated as of March 1, 1996 (11)
10.44	Seventh Amendment to MCI Carrier Agreement dated November 27, 1996 (14)
10.45	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated April 1, 1996 (14)
10.46	Service Mark License Agreement between MCI Communications Corporation and General Communication, Inc. dated April 13, 1994 (13)
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995 (13)
10.50	Contract No. 92MR067A Telecommunications Services between BP Exploration (Alaska), Inc. and GCI Network Systems dated April 1, 1992 (14)
10.51	Amendment No. 03 to BP Exploration (Alaska) Inc. Contract No. 92MRO67A effective August 1, 1996 (14)
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. (2)
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996 (13)
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996 (13)
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992 (13)
10.59	Deferred Compensation Agreement between GCI Communication Corp. and Dana L. Tindall dated August 15, 1994 (13)
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989 (6)
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995 (13)
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997 (13)
10.66	Supply Contract Between Submarine Systems International Ltd. And GCI Communication Corp. dated as of July 11, 1997. (15)
10.67	Supply Contract Between Tyco Submarine Systems Ltd. And Alaska United Fiber System Partnership Contract Variation No. 1 dated as of December 1, 1997. (15)
10.71	Third Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated February 27, 1998 (16) #
10.80	Fourth Amendment to Contract for Alaska Access Services between General Communication, Inc. and its wholly owned subsidiary GCI Communication Corp., and MCI WorldCom dated January 1, 1999. (17) #

Exhibit No.	Description
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

Exhibit No.	Description
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

10.176	Stock Purchase Agreement between General Communication, Inc. and Arctic Slope Regional Corporation, an Alaska corporation, dated as of October 21, 2010 (48)
10.177	Description of Incentive Compensation Guidelines for Named Executive Officers (49)
10.178	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005 (53)
10.179
First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010 (53)

10.180
Tenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 24, 2010 # (53)

10.181
Eleventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated September 23, 2010 # (53)

10.182
Twelfth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated November 5, 2010 # (53)

10.183
Reorganization Agreement among General Communication, Inc., Alaska DigiTel, LLC, The Members of Alaska DigiTel, LLC, AKD Holdings, LLC and The Members of Denali PCS, LLC dated as of June 16, 2006 (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) (53)

10.184
Second Amended and Restated Operating Agreement of Alaska DigiTel, LLC dated as of January 1, 2007 (We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) (53)

10.185	Amendment No. 2 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc. (50)
10.186	Amendment No. 3 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc. (53)

Exhibit No.	Description
10.187
Amended Memorandum of Understanding dated effective as of January  26, 2006 setting forth the principal terms and conditions of transactions proposed to be consummated among Alaska DigiTel, LLC, an Alaska limited liability company, all of the members of Denali PCS, LLC, an Alaska limited liability company, and General Communication, Inc., an Alaska corporation (53)

10.188	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and the United States of America dated as of June 1, 2010 # (53)
10.189	Add-on Term Loan Supplement No. 1 (51)
10.190	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011 (52)
10.191	Add-on Term Loan Supplement No. 2 (54)
10.192
Credit Agreement dated August 30, 2011 by and between Unicom, Inc. as borrower and Northern Development Fund VIII, LLC as Lender and Travois New Markets Project CDE X, LLC as Lender and Waveland Sub CDE XVI, LLC as Lender and Alaska Growth Capital Bidco, Inc. as Disbursing Agent (55)

10.193
Asset Purchase and Contribution Agreement Dated as of June 4, 2012 By and Among Alaska Communications Systems Group, Inc., ACS Wireless, Inc., General
Communication, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC  # (56)

10.194	Add-on Term Loan Supplement No. 3 (56)
10.195
Credit Agreement dated October 3, 2012 by and between Unicom, Inc. as borrower and USBCDE Sub-CDE 74, LLC as Lender and Cherokee Nation Sub-CDE II, LLC as Lender and LBCDE Sub2, LLC as Lender and Waveland Sub CDE XXII, LLC as Lender (58)

10.196
Thirteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated March 14, 2011  #  *

10.197
Fourteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 7, 2011  #  *

10.198
Fifteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated December 29, 2011  #  *

10.199
Sixteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated December 21, 2012  #  *

14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118) (25)
18.1	Letter regarding change in accounting principle (39)
21.1	Subsidiaries of the Registrant *
23.1	Consent of Grant Thornton LLP (Independent Public Accountant for Company) *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit No.	Description
101
The following materials from General Communication, Inc.'s Annual Report on Form
10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Income Statements for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements *

#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC.  Each omitted Confidential Portion is marked by three asterisks.

*	Filed herewith.

Exhibit Reference	Description
1	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1990
2	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
3	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
4	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1989.
5	Incorporated by reference to The Company’s Current Report on Form 8-K dated June 4, 1993.
6	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
7	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
8	Incorporated by reference to The Company’s Form S-4 Registration Statement dated October 4, 1996.
9	Incorporated by reference to The Company’s Current Report on Form 8-K dated November 13, 1996.
10	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
11	Incorporated by reference to The Company’s Current Report on Form 8-K dated March 14, 1996, filed March 28, 1996.
12	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
13	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.

Exhibit Reference	Description
14	Incorporated by reference to The Company’s Amendment No. 2 to Form S-3/A Registration Statement (File No. 333-28001) dated July 21, 1997.
15	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
16	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
17	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.
18	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001.
19	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
20	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
21	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
22	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
23	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
24	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
25	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
26	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
27	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
28	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
29	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
30	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
31	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
32	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed March 19, 2007.
33	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
34	Incorporated by reference to The Company’s Form S-8 filed with the SEC on July 27, 2007.

Exhibit Reference	Description
35	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
36	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
37	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
38	Incorporated by reference to the Company's Report on Form 8-K for the period May 2, 2008 filed May 8, 2008.
39	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
40	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
41	Incorporated by reference to The Company's Report on Form 8-K for the period September 19, 2008 filed on September 22, 2008.
42	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
43	Incorporated by reference to The Company's Report on Form 8-K for the period December 31, 2008 filed January 6, 2009.
44	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
45	Incorporated by reference to The Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
46	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed March 12, 2010.
47	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
48	Incorporated by reference to The Company's Report on Form 8-K for the period October 21, 2010 filed October 27, 2010.
49	Incorporated by reference to The Company's Report on Form 8-K for the period October 7, 2010 filed October 15, 2010.
50	Incorporated by reference to The Company’s Form SC TO-I dated August 6, 2009.
51	Incorporated by reference to The Company's Report on Form 8-K for the period June 10, 2011 filed June 14, 2011.
52	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.
53	Incorporated by reference to The Company's Report on Form 8-K for the period July 22, 2011 filed July 26, 2011.
54	Incorporated by reference to The Company's Report on Form 8-K for the period August 30, 2011 filed September 6, 2011.
55	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
56	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed August 6, 2012.

Exhibit Reference	Description
57	Incorporated by reference to The Company's Report on Form 8-K for the period October 1, 2012 filed October 2, 2012.
58	Incorporated by reference to The Company's Report on Form 8-K for the period October 3, 2012 filed October 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President
(Chief Executive Officer)

Date:	March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 8, 2013
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director	March 8, 2013
Ronald A. Duncan	(Principal Executive Officer)

/s/ Jerry A. Edgerton	Director	March 8, 2013
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 8, 2013
Scott M. Fisher

/s/ William P. Glasgow	Director	March 8, 2013
William P. Glasgow

/s/ Mark W. Kroloff	Director	March 7, 2013
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	March 8, 2013
Stephen R. Mooney

/s/ James M. Schneider	Director	March 4, 2013
James M. Schneider

/s/ John M. Lowber	Senior Vice President, Chief Financial	March 8, 2013
John M. Lowber	Officer, and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	March 8, 2013
Lynda L. Tarbath	Officer (Principal Accounting Officer)