Form 10-Q
period 2013-06-30
GENERAL COMMUNICATION INC
filed 2013-08-02
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of July 26, 2013, was:

37,525,137 shares of Class A common stock; and
3,166,314 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Amounts in thousands)
	June 30,	December 31,
ASSETS	2013	2012

Current assets:
Cash and cash equivalents	$26,212	24,491

Receivables	167,465	150,436
Less allowance for doubtful receivables	2,810	3,215
Net receivables	164,655	147,221

Deferred income taxes	33,862	12,897
Prepaid expenses	10,929	8,441
Inventories	8,765	12,098
Other current assets	493	1,678
Total current assets	244,916	206,826

Property and equipment in service, net of depreciation	841,932	838,247
Construction in progress	104,897	94,418
Net property and equipment	946,829	932,665

Cable certificates	191,635	191,635
Goodwill	77,294	77,294
Wireless licenses	25,967	25,967
Restricted cash	20,151	30,933
Other intangible assets, net of amortization	15,721	16,560
Deferred loan and senior notes costs, net of amortization of $5,493 and $4,554 at June 30, 2013 and December 31, 2012, respectively	13,181	11,189
Other assets	14,293	13,453
Total other assets	358,242	367,031
Total assets	$1,549,987	1,506,522

See accompanying condensed notes to interim consolidated financial statements.

		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012

Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$8,120	7,923
Accounts payable	44,663	52,384
Deferred revenue	25,425	25,218
Accrued payroll and payroll related obligations	23,270	19,440
Accrued interest	6,761	6,786
Accrued liabilities	17,502	15,242
Subscriber deposits	1,499	1,366
Total current liabilities	127,240	128,359

Long-term debt, net	896,123	875,123
Obligations under capital leases, excluding current maturities	69,545	72,725
Obligation under capital lease due to related party, excluding current maturity	1,887	1,892
Deferred income taxes	151,814	123,661
Long-term deferred revenue	89,886	89,815
Other liabilities	25,899	25,511
Total liabilities	1,362,394	1,317,086

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 37,694 and 38,534 shares at June 30, 2013 and December 31, 2012, respectively; outstanding 37,604 and 38,357 shares at June 30, 2013 and December 31, 2012, respectively	10,832	22,703
Class B. Authorized 10,000 shares; issued and outstanding 3,167 and 3,169 shares at June 30, 2013 and December 31, 2012, respectively; convertible on a share-per-share basis into Class A common stock	2,674	2,676
Less cost of 90 and 177 Class A common shares held in treasury at June 30, 2013 and December 31, 2012, respectively	(866)	(1,617)
Paid-in capital	27,921	25,832
Retained earnings	115,008	107,584
Total General Communication, Inc. stockholders' equity	155,569	157,178
Non-controlling interests	32,024	32,258
Total stockholders’ equity	187,593	189,436
Total liabilities and stockholders’ equity	$1,549,987	1,506,522

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2013	2012	2013	2012
Revenues	$189,661	176,104	375,877	348,011
Cost of goods sold (exclusive of depreciation and
amortization shown separately below)	65,699	58,073	130,309	114,933
Selling, general and administrative expenses	63,871	60,048	128,418	123,030
Depreciation and amortization expense	34,396	33,350	68,395	65,730
Operating income	25,695	24,633	48,755	44,318

Other expense:
Interest expense (including amortization of deferred loan fees)	(17,424)	(16,948)	(34,328)	(34,103)
Loss on extinguishment of debt	(103)	-	(103)	-
Other	53	88	53	(41)
Other expense	(17,474)	(16,860)	(34,378)	(34,144)
Income before income tax expense	8,221	7,773	14,377	10,174
Income tax expense	4,158	3,968	7,187	5,117

Net income	4,063	3,805	7,190	5,057
Net loss attributable to non-controlling interests	117	177	234	354
Net income attributable to General Communication, Inc.	$4,180	3,982	7,424	5,411
Basic net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.10	0.10	0.18	0.13
Basic net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.10	0.10	0.18	0.13
Diluted net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.10	0.09	0.18	0.13
Diluted net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.10	0.09	0.18	0.13

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2012	$26,179	2,679	(2,225)	32,795	97,911	16,308	173,647
Net income	-	-	-	-	5,411	(354)	5,057
Common stock repurchases and retirements	(12,184)	-	-	-	-	-	(12,184)
Shares issued under stock option plan	1,356	-	-	-	-	-	1,356
Issuance of restricted stock awards	10,557	-	-	(10,557)	-	-	-
Share-based compensation expense	-	-	-	2,831	-	-	2,831
Issuance of treasury shares related to deferred compensation payment	-	-	511	69	-	-	580
Other	1	(1)	7	-	-	-	7
Balances at June 30, 2012	$25,909	2,678	(1,707)	25,138	103,322	15,954	171,294

Balances at January 1, 2013	$22,703	2,676	(1,617)	25,832	107,584	32,258	189,436
Net income	-	-	-	-	7,424	(234)	7,190
Common stock repurchases and retirements	(13,192)	-	130	-	-	-	(13,062)
Shares issued under stock option plan	314	-	-	-	-	-	314
Issuance of restricted stock awards	1,005	-	-	(1,005)	-	-	-
Share-based compensation expense	-	-	-	3,094	-	-	3,094
Issuance of treasury shares related to deferred compensation payment	-	-	621	-	-	-	621
Other	2	(2)	-	-	-	-	-
Balances at June 30, 2013	$10,832	2,674	(866)	27,921	115,008	32,024	187,593

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

(Amounts in thousands)
	2013	2012
Cash flows from operating activities:
Net income	$7,190	5,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,395	65,730
Loss on extinguishment of debt	103	-
Deferred income tax expense	7,187	5,117
Share-based compensation expense	2,906	2,595
Other noncash income and expense items	2,939	3,695
Change in operating assets and liabilities	(12,404)	(29,054)
Net cash provided by operating activities	76,316	53,140
Cash flows from investing activities:
Purchases of property and equipment	(87,355)	(59,950)
Restricted cash	10,782	1,106
Purchases of other assets and intangible assets	(2,306)	(3,274)
Grant proceeds	1,773	-
Other	390	-
Net cash used in investing activities	(76,716)	(62,118)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	110,000	30,000
Purchase of treasury stock to be retired	(13,062)	(12,184)
Repayment of debt and capital lease obligations	(93,921)	(20,790)
Borrowing of other long-term debt	1,780	3,249
Proceeds from stock option exercises	314	1,356
Payment of debt issuance costs	(2,990)	-
Other	-	76
Net cash provided by financing activities	2,121	1,707
Net increase (decrease) in cash and cash equivalents	1,721	(7,271)
Cash and cash equivalents at beginning of period	24,491	29,387
Cash and cash equivalents at end of period	$26,212	22,116

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

(a)	Business
GCI, an Alaska corporation, was incorporated in 1979. We offer the following services primarily in Alaska:

•	Postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,
•	Video services,
•	Internet access services,
•	Wireless roaming for certain wireless carriers and origination and termination of wireline traffic for certain common carriers,
•	Local and long-distance voice services,
•	Data network services,
•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,
•	Managed services to certain commercial customers,
•	Sales and service of dedicated communications systems and related equipment, and
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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$3,862	318	$3,679	303

Denominator:
Weighted average common shares outstanding	37,979	3,132	38,516	3,171
Basic net income attributable to GCI common stockholders per common share	$0.10	0.10	$0.10	0.10

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$3,862	318	$3,679	303
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	318	-	303	-
Reallocation of undistributed earnings as a result of conversion of dilutive securities	-	(6)	-	(4)
Effect of share based compensation that may be settled in cash or shares	(60)	-	(33)	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$4,120	312	$3,949	299

Denominator:
Number of shares used in basic computation	37,979	3,132	38,516	3,171
Conversion of Class B to Class A common shares outstanding	3,132	-	3,171	-
Unexercised stock options	164	-	304	-
Effect of share based compensation that may be settled in cash or shares	90	-	158	-
Number of shares used in per share computation	41,365	3,132	42,149	3,171
Diluted net income attributable to GCI common stockholders per common share	$0.10	0.10	$0.09	0.09

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$6,855	569	$5,001	410

Denominator:
Weighted average common shares outstanding	38,117	3,167	38,629	3,171
Basic net income attributable to GCI common stockholders per common share	$0.18	0.18	$0.13	0.13

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$6,855	569	$5,001	410
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	569	-	410	-
Reallocation of undistributed earnings as a result of conversion of dilutive securities	-	(10)	-	(10)
Effect of share based compensation that may be settled in cash or shares	(94)	-	(118)	-
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$7,330	559	$5,293	400

Denominator:
Number of shares used in basic computation	38,117	3,167	38,629	3,171
Conversion of Class B to Class A common shares outstanding	3,167	-	3,171	-
Unexercised stock options	168	-	272	-
Effect of share based compensation that may be settled in cash or shares	90	-	158	-
Number of shares used in per share computation	41,542	3,167	42,230	3,171
Diluted net income attributable to GCI common stockholders per common share	$0.18	0.18	$0.13	0.13

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Weighted average shares associated with outstanding share awards for the three and six months ended June 30, 2013 and 2012, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares associated with anti-dilutive unexercised stock options	88	35	88	13

Shares associated with contingent awards for the three and six months ended June 30, 2013 and 2012, which have been excluded from the computations of diluted EPS because the contingencies of these awards have not been met at June 30, 2013 and 2012, consist of the following (shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares associated with contingent awards	50	58	50	58

(g)	Common Stock
Following are the changes in issued common stock for the six months ended June 30, 2013 and 2012 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2011	39,296	3,171
Shares issued upon stock option exercises	188	-
Share awards issued	520	-
Shares retired	(869)	-
Shares acquired to settle minimum statutory tax withholding requirements	(291)	-
	(1)	-
Balances at June 30, 2012	38,843	3,171

Balances at December 31, 2012	38,534	3,169
Class B shares converted to Class A	2	(2)
Shares issued upon stock option exercises	51	-
Share awards issued	664	-
Shares retired	(1,538)	-
Shares acquired to settle minimum statutory tax withholding requirements	(17)	-
Other	(2)	-
Balances at June 30, 2013	37,694	3,167

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

During the three months ended June 30, 2013 and 2012, we repurchased 735,000 and 6,000 shares, respectively, of our Class A common stock under the stock buyback program at a cost of $6.3 million and $0.1 million, respectively.  During the six months ended June 30, 2013 and 2012, we repurchased 1.5 million, and 869,000 shares, respectively, of our Class A common stock under the stock buyback program at a cost of $12.9 million and $9.0 million, respectively.  Under this program we are currently authorized to make up to $98.4 million of repurchases as of June 30, 2013.  The repurchased stock was constructively retired as of June 30, 2013.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have complied and will continue to comply with the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

(h)	Revenue Recognition
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $10.5 million and $10.0 million for the three months ended June 30, 2013 and 2012, respectively, and $21.1 million for each of the six months ended June 30, 2013 and 2012.  At June 30, 2013, we have $33.7 million in high cost accounts receivable.

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
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(j)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Income Statements.  The following are certain surcharges reported on a gross basis in our Consolidated Income Statements (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Surcharges reported gross	$1,205	1,399	2,432	2,880

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Six Months Ended June 30,	2013	2012
Increase in accounts receivable, net	$(19,241)	(24,272)
Increase in prepaid expenses	(2,531)	(1,403)
(Increase) decrease in inventories	3,333	(8,501)
Decrease in other current assets	1,185	265
(Increase) decrease in other assets	(1,294)	2,768
Increase (decrease) in accounts payable	1,044	(7,084)
Increase in deferred revenues	207	3,015
Increase (decrease) in accrued payroll and payroll related obligations	3,732	(889)
Increase in accrued liabilities	2,881	4,304
Increase (decrease) in accrued interest	(25)	73
Increase in subscriber deposits	133	96
Increase (decrease) in long-term deferred revenue	(927)	4,274
Decrease in components of other long-term liabilities	(901)	(1,700)
Total change in operating assets and liabilities	$(12,404)	(29,054)

The following items are for the six months ended June 30, 2013 and 2012 (amounts in thousands):

Net cash paid or received:	2013	2012
Interest paid, net of amounts capitalized	$35,139	34,671

The following items are non-cash investing and financing activities for the six months ended June 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Non-cash additions for purchases of property and equipment	$13,740	12,680
Asset retirement obligation additions to property and equipment	$1,066	132
Deferred compensation distribution denominated in shares	$621	511

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(3)	Intangible Assets and Goodwill
In connection with our 2013 organizational realignment, it was necessary to reclassify goodwill to conform to the current period’s segment presentation.  See Note 7, “Segments” of this Form 10-Q for further discussion of our change in segments.  Goodwill will be re-allocated to the segments using a relative fair value approach which is not yet final.  Goodwill allocated to our Wireless and Wireline segments as of June 30, 2013 is preliminarily estimated at $15.7 million and $61.6 million, respectively.  Goodwill allocated to our Wireless and Wireline segments as of June 30, 2012 is preliminarily estimated at $15.7 million and $59.2 million, respectively.  Goodwill assigned to our Wireline segment increased in the fourth quarter of 2012 due to contingent payments to former shareholders of United Utilities, Inc., our wholly owned subsidiary.  The amount recorded at December 31, 2012 was the final contingent payment.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$1,431	1,324	2,887	2,625

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2013	$5,478
2014	4,670
2015	3,347
2016	856
2017	146

(4)	Long-Term Debt
On April 30, 2013, GCI Holdings, Inc. (“Holdings”), a wholly owned subsidiary of GCI, entered into a Third Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, Union Bank, N.A., as syndication agent, and Suntrust Bank, as documentation agent ("Amended Senior Credit Facility"). The Amended Senior Credit Facility provides up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility. The Amended Senior Credit Facility replaced the Senior Credit Facility described in Note 6(c) of our December 31, 2012 annual report on Form 10-K.  At closing Holdings borrowed $100.0 million of the delayed draw term loan and used the proceeds to pay down all of the outstanding debt under the previous Senior Credit Facility, pay loan fees and for general corporate purposes.  The Amended Senior Credit Facility will mature on April 30, 2018.

The interest rate on our Amended Senior Credit Facility is London Interbank Offered Rate (“LIBOR”) plus the following Applicable Margin set forth opposite each applicable Total Leverage Ratio below.

Total Leverage Ratio (as defined)	Applicable Margin
>=5.5	3.00%
>=5.0 but <5.5	2.75%
>=4.5 but <5.0	2.50%
>=4.0 but <4.5	2.25%
<4.0	2.00%

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Borrowings under the Senior Credit Facility are subject to certain financial covenants and restrictions on indebtedness.  Our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed 6.5 to one through June 30, 2014 and shall not exceed 5.95 to one any time thereafter; the Senior Leverage Ratio (as defined) may not exceed 3.00 to one; and our Interest Coverage Ratio (as defined) must not be less than 2.50 to one at any time.

The terms of the Amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Amended Senior Credit Facility. The obligations under the Amended Senior Credit Facility are secured by a security interest on substantially all of the assets of Holdings and the subsidiary guarantors, and on the stock of Holdings.

The amendment to our Senior Credit Facility in April 2013 was a partial substantial modification of our existing Senior Credit Facility resulting in a $0.1 million write-off of previously deferred loan fees on our Consolidated Income Statement for the three and six months ended June 30, 2013.  Net deferred loan fees of $0.7 million associated with the portion of our previous Senior Credit Facility that was determined not to have been substantially modified are being amortized over the life of the Amended Senior Credit Facility.

In connection with the Amended Senior Credit Facility, we paid loan fees and other expenses of $0.4 million that were expensed immediately on our Consolidated Income Statement for the three and six months ended June 30, 2013 and $3.0 million that were deferred and are being amortized over the life of the Amended Senior Credit Facility.

In addition to the $100.0 million borrowed under the delayed draw term loan, we have borrowed $10.0 million under the revolving portion and have $0.5 million of letters of credit outstanding under the Amended Senior Credit Facility at June 30, 2013, which leaves $279.5 million available for borrowing as of June 30, 2013.

(5)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at June 30, 2013 and December 31, 2012 follow (amounts in thousands):

	June 30,		December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt and capital lease obligations	$975,675	963,152	957,663	979,594
Other liabilities	$25,899	25,069	25,511	24,766

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

Fair Value Measurements
Assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
June 30, 2013 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$1,945	-	-
Total assets at fair value	$1,945	-	-

December 31, 2012 Assets
Deferred compensation plan assets (mutual funds)	$1,758	-	-
Total assets at fair value	$1,758	-	-

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(6)	Stockholders’ Equity

Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  There have been no options granted since 2010.  The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when restricted stock awards are granted or stock option agreements are exercised.  We have 3.1 million shares available for grant under the Stock Option Plan at June 30, 2013.

The total fair value of options vesting during the six months ended June 30, 2013 and 2012, was $23,000 and $0.5 million, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the six months ended June 30, 2013 and 2012, were $0.1 million and $0.8 million, respectively. We received $0.3 million and $1.4 million in cash from stock option exercises in the six months ended June 30, 2013 and 2012, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the six months ended June 30, 2013, follows (share amounts in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2013	1,127	$9.59
Granted	664	$8.22
Vested	(119)	$7.87
Forfeited	(3)	$9.60
Nonvested at June 30, 2013	1,669	$9.15

The following is a summary of our share-based compensation expense for the six months ended June 30, 2013 and 2012 (amounts in thousands):

	2013	2012
Share-based compensation expense	$3,094	2,831
Adjustment to fair value of liability classified awards	(188)	(236)
Total share-based compensation expense	$2,906	2,595

Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $8.5 million relating to 1.7 million unvested restricted stock awards and $59,000 relating to 26,000 unvested stock options as of June 30, 2013.  We expect to recognize share-based compensation expense over a weighted average period of 1 year for stock options and 2 years for restricted stock awards.

(7)	Segments

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Wireless plan fee and excess usage revenues from external customers are allocated between our Wireless and Wireline segments.  The Wireless segment records the Cost of Goods Sold related to wireless equipment sales up to an agreed-upon amount after which it is recorded in the Wireline segment.  Selling, general and administrative expenses are charged to the Wireless segment based upon a shared services agreement.  The remaining selling, general and administrative expenses are charged to the Wireline segment.

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interests, and non-cash contribution adjustment (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and six months ended June 30, 2013 and 2012 follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
June 30, 2013
Revenues	$35,559	154,102	189,661	69,396	306,481	375,877
Adjusted EBITDA	$14,273	47,866	62,139	29,462	91,326	120,788

June 30, 2012
Revenues	$30,360	145,744	176,104	59,804	288,207	348,011
Adjusted EBITDA	$12,590	46,831	59,421	25,663	88,587	114,250

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reportable segment Adjusted EBITDA	$62,139	59,421	120,788	114,250
Less depreciation and amortization expense	(34,396)	(33,350)	(68,395)	(65,730)
Less share-based compensation expense	(1,647)	(865)	(2,906)	(2,595)
Less non-cash contribution expense	-	(160)	-	(960)
Less net loss attributable to non-controlling interests	(197)	(177)	(397)	(354)
Plus net loss (income) attributable to equity investment	(49)	(84)	(53)	47
Less accretion expense	(155)	(152)	(282)	(340)
Consolidated operating income	25,695	24,633	48,755	44,318
Less other expense	(17,474)	(16,860)	(34,378)	(34,144)
Consolidated income before income tax expense	$8,221	7,773	14,377	10,174

(8)	Non-controlling Interests

We have entered into several arrangements under the New Markets Tax Credit (“NMTC”) program with US Bancorp to help fund a $59.3 million project to extend terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-Northwest (“TERRA-NW”), will connect to the TERRA-Southwest network and provide a high capacity backbone connection from the served communities to the Internet.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.  On August 30, 2011, we entered into the first arrangement (“NMTC #1”).  On October 3, 2012, we entered into the second arrangement (“NMTC #2”).  On December 11, 2012, we entered into the third arrangement (“NMTC #3”)

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, Inc. (“Unicom”), our wholly owned subsidiary, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $20.2 million and $30.9 million was held by Unicom at June 30, 2013 and December 31, 2012, respectively, and is included in our Consolidated Balance Sheets.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of June 30, 2013.  The value attributed to the puts/calls is nominal.

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

The following table summarizes the impact of the VIEs consolidated as of June 30, 2013 and December 31, 2012 (amounts in thousands):

June 30, 2013
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$11,566	Restricted cash1	$32,024	Non-controlling interests
21,389	Construction in progress	931	Retained earnings attributable to General Communication, Inc. common stockholders
$32,955		$32,955

December 31, 2012
Assets		Equity
Carrying Value	Classification	Carrying Value	Classification
$22,348	Restricted cash1	$32,258	Non-controlling interests
10,607	Construction in progress	697	Retained earnings attributable to General Communication, Inc. common stockholders
$32,955		$32,955

1 An additional $8.6 million in restricted cash is held at Unicom for use only on TERRA-NW.

(9)	Commitments and Contingencies

TERRA-NW
As a requirement of NMTC #1, NMTC #2 and NMTC #3, we have guaranteed completion of TERRA-NW by December 31, 2014.  We plan to fund an additional $20.7 million for TERRA-NW.  We began construction in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

Denali Media Holdings
On November 9, 2012, we entered into asset purchase agreements, pursuant to which Denali Media Holdings Corp., a wholly owned subsidiary of GCI, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations: CBS affiliate KTVA-TV of Anchorage and NBC affiliates KATH-TV in Juneau and KSCT-TV of Sitka, for a total of $7.6 million (“Media Agreements”).  The Media Agreements are subject to the satisfaction of customary closing conditions, including the receipt of required governmental approvals from the FCC.  The transactions are expected to close in the second half of 2013.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(10)	Subsequent Events

On July 22, 2013, we closed the transaction under the Asset Purchase and Contribution Agreement (“Wireless Agreement”) entered into on June 4, 2012 by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  This transaction provides a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless and AT&T Mobility, LLC in Alaska.   AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we purchased certain wireless network assets from ACS and its affiliates for $100.0 million and we contributed the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  ACS contributed its remaining wireless network assets and certain rights to use capacity to AWN.  Upon the contribution of assets to AWN, the ACS Member owns one-third of AWN and we own two-thirds of AWN.  The ACS Member will be entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we will be entitled to all remaining cash distributions during that period.  Following the initial four year period, we and the ACS Member will receive distributions proportional to our ownership interests.  We are evaluating the accounting treatment for this transaction.

Upon closing the AWN transaction our wireless network assets contributed to AWN were released from the lien under our Amended Senior Credit Facility.

We funded the purchase of wireless network assets from ACS and its affiliates by borrowing $100.0 million on our Amended Senior Credit Facility delayed draw term loan on July 17, 2013.

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

On June 4, 2012, we entered into an Asset Purchase and Contribution Agreement (“Wireless Agreement”) by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS (“ACS Member”), GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC (“AWN”), pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN.  We closed the AWN transaction on July 22, 2013.  This transaction provides a robust, statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless (“Verizon”) and AT&T Mobility, LLC in Alaska.  AWN will provide wholesale services to GCI and ACS.  GCI and ACS will use the AWN network in order to continue to sell services to their respective retail customers.  GCI and ACS will continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we purchased certain wireless network assets from ACS and its affiliates for $100.0 million and we contributed the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  ACS also contributed its remaining wireless network assets and certain rights to use capacity to AWN.  The ACS Member owns one-third of AWN and we own two-thirds of AWN.  The ACS Member is entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations and we are entitled to all remaining cash distributions during that period.  Following the initial four year period, we and the ACS Member will receive distributions proportional to our ownership interests.  As part of closing, we borrowed $100.0 million under our Amended Senior Credit Facility to fund the purchase of wireless network assets from ACS.  We are finalizing the accounting treatment for this transaction.

In November 2010, Verizon acquired a license for 700 MHz wireless spectrum covering Alaska.  In June 2013, Verizon began providing service on its Long Term Evolution (“LTE”) network in Anchorage, Fairbanks, Juneau and the Matanuska-Susitna Borough.  The service provided by Verizon’s LTE network is limited to data only and we expect Verizon voice roaming to continue with its existing Alaska roaming providers.  We cannot predict the potential impact this new competition may have on us in the future.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended		Percentage Change1	Six Months Ended		Percentage Change1
	June 30,		2013	June 30,		2013
	2013	2012	vs. 2012	2013	2012	vs. 2012

Statements of Operations Data:
Revenues:
Wireless segment	19%	17%	17%	18%	17%	16%
Wireline segment	81%	83%	6%	82%	83%	6%
Total revenues	100%	100%	8%	100%	100%	8%
Selling, general and administrative expenses	34%	34%	6%	34%	35%	4%
Depreciation and amortization expense	18%	19%	3%	18%	19%	4%
Operating income	14%	14%	4%	13%	13%	10%
Other expense, net	9%	10%	4%	9%	10%	1%
Income before income taxes	4%	4%	6%	4%	3%	41%
Net income	2%	2%	7%	2%	1%	42%
Net loss attributable to the non-controlling interest	0%	0%	(34%)	0%	0%	(34%)
Net income attributable to GCI	2%	2%	5%	2%	2%	37%

1 Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest and non-cash contribution adjustment (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 8% from $176.1 million in the three months ended June 30, 2012 to $189.7 million in the same period of 2013.  Total revenues increased 8% from $348.0 million in the six months ended June 30, 2012 to $375.9 million in the same period of 2013.  Revenue increased in both of our segments for the three and six months ended June 30, 2013 compared to the same periods in 2012.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 13% from $58.1 million in the three months ended June 30, 2012 to $65.7 million in the same period of 2013.  Total Cost of Goods Sold increased 13% from $114.9 million in the six months ended June 30, 2012 to $130.3 million in the same period of 2013.  Cost of Goods Sold increased in both of our segments for the three and six months ended June 30, 2013 compared to the same periods in 2012.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, representing 19% and 18% of consolidated revenues; Wireless segment Cost of Goods Sold, representing 25% and 24% of consolidated Cost of Goods Sold; and, Wireless segment Adjusted EBITDA, representing 23% and 24% of consolidated Adjusted EBITDA for the three and six months ended June 30, 2013, respectively, is as follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2013	2012	Change	2013	2012	Change
Revenue	$35,559	30,360	17%	69,396	59,804	16%
Cost of Goods Sold	$16,573	13,970	19%	30,985	26,541	17%
Adjusted EBITDA	$14,273	12,590	13%	29,462	25,663	15%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Wireless Segment Revenues
The increase in revenue is primarily due to the following:
•
A $3.2 million or 49% and a $6.1 million or 51% increase in roaming revenue for the three and six months ended June 30, 2013 when compared to the same periods in 2012, respectively, is primarily due to an increase in data usage by our roaming partners’ customers, and

•
 A $1.4 million or 13% and a $3.4 million or 17% increase in non-Lifeline retail revenue for the three and six months ended June 30, 2013 when compared to the same periods in 2012, respectively, is primarily due to our retail wireless subscribers’ selection of plans that offer more data and an increase in our retail non-Lifeline wireless subscribers.  The Wireless segment recognizes 70% of retail wireless plan fee revenue with the remaining 30% recognized in Wireline segment – Consumer or Wireline segment – Business Services depending on whether the revenue is generated by a residential or commercial subscriber.

Wireless Segment Cost of Goods Sold
The Cost of Goods Sold increase for the three and six months ended June 30, 2013 compared to the same periods in 2012 is primarily due to an increase in wireless handset equipment costs and costs of operating the wireless network.  The Wireless segment provides a subsidy to Wireline segment – Consumer and Wireline segment – Business Services to offset the cost of handsets sold to retail wireless subscribers.  Our wireless handset equipment costs have increased because a higher percentage of our handsets sold have been premium smartphones which have a higher cost.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and six months ended June 30, 2013 when compared to the same periods in 2012 is primarily due to increased revenue as described above in “Wireless Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold.”

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

Wireline segment revenue represented 81% and 82% of consolidated revenues for the three and six months ended June 30, 2013, respectively. The components of Wireline segment revenue are as follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2013	2012	Change	2013	2012	Change
Consumer
Wireless	$7,180	6,847	5%	13,726	12,893	6%
Data	24,413	21,523	13%	48,469	41,972	15%
Video	27,740	29,235	(5%)	55,701	58,257	(4%)
Voice	9,141	10,399	(12%)	18,671	21,659	(14%)

Business Services
Wireless	764	791	(3%)	1,443	1,454	(1%)
Data	39,394	34,308	15%	79,530	69,441	15%
Video	3,467	3,236	7%	6,592	6,356	4%
Voice	13,253	12,279	8%	25,580	24,483	4%

Managed Broadband
Data	23,370	21,717	8%	46,050	40,746	13%
Voice	5,380	5,409	(1%)	10,719	10,946	(2%)
Total Wireline segment revenue	$154,102	145,744	6%	306,481	288,207	6%

Wireline segment Cost of Goods Sold represented 75% and 76% of consolidated Cost of Goods Sold for the three and six months ended June 30, 2013, respectively. The components of Wireline segment Cost of Goods Sold are as follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2013	2012	Change	2013	2012	Change
Consumer	$19,437	19,309	1%	39,627	37,799	5%
Business Services	23,541	18,996	24%	48,077	38,276	26%
Managed Broadband	6,148	5,798	6%	11,620	12,317	(6%)
Total Wireline segment Cost of Goods Sold	$49,126	44,103	11%	99,324	88,392	12%

Wireline segment Adjusted EBITDA, which represented 77% and 76% of consolidated Adjusted EBITDA for the three and six months ended June 30, 2013, respectively, is as follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2013	2012	Change	2013	2012	Change
Wireline segment Adjusted EBITDA	$47,866	46,831	2%	$91,326	88,587	3%

See note 7 in the "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

	June 30,		Percentage
	2013	2012	Change
Consumer
Data:
Cable modem subscribers1	115,600	111,700	3%
Video:
Basic subscribers2	119,600	122,500	(2%)
Digital programming tier subscribers3	69,500	72,200	(4%)
HD/DVR converter boxes4	89,900	88,400	2%
Homes passed	245,100	242,400	1%
Average monthly gross revenue per subscriber - quarter-to-date5	$76.47	$78.89	(3%)
Average monthly gross revenue per subscriber - year-to-date6	$76.51	$78.32	(2%)
Voice:
Total local access lines in service7	65,200	74,400	(12%)
Local access lines in service on GCI facilities7	60,800	69,300	(12%)
Business Services
Data:
Cable modem subscribers1	14,100	11,800	19%
Voice:
Total local access lines in service7	50,500	51,800	(3%)
Local access lines in service on GCI facilities7	35,600	30,200	18%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service8	32,600	39,900	(18%)
Consumer Non-Lifeline wireless lines in service9	92,800	84,900	9%
Business Services Non-Lifeline wireless lines in service9	17,500	16,200	8%
Total wireless lines in service	142,900	141,000	1%
Average monthly gross revenue per subscriber - quarter-to-date10	$49.99	$47.29	6%
Average monthly gross revenue per subscriber - year-to-date11	$49.63	$46.90	6%

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

5 Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended June 30, 2013 and 2012.

6 Video ARPU for the six months ended June 30, 2013 and 2012.
7 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
8 A Lifeline wireless line in service is defined as a revenue generating wireless device that is eligible for Lifeline support. The Universal Service Fund's Lifeline program is administered by the Universal Service Administrative Company and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.

9 A non-Lifeline wireless line in service is defined as a revenue generating wireless device that is not eligible for Lifeline support.
10 Average monthly wireless revenues, excluding those from other common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU"). Revenue used for this calculation includes Wireline segment - Consumer - Wireless and Wireline segment - Business Services - Wireless revenues for the three months ended June 30, 2013 and 2012.

11 Wireless ARPU for the six months ended June 30, 2013 and 2013. Revenue used for this calculation includes Wireline segment - Consumer - Wireless and Wireline segment - Business Services - Wireless revenues.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $2.9 million or 16% and $6.3 million or 18% increase in cable modem revenue for the three and six months ended June 30, 2013 when compared to the same periods in 2012, respectively, due to increased subscribers and our subscribers’ selection of plans that offer higher speeds and higher usage limits.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The increase in data revenue is primarily due to a $5.6 million or 51% and $11.8 million or 53% increase in managed services project revenue for the three and six months ended June 30, 2013 when compared to the same periods in 2012, respectively, due to special project work.

Managed Broadband
The increase in data revenue is primarily due to a $1.7 million or 8% and $5.3 million or 14% increase in monthly contract revenue for the three and six months ended June 30, 2013 when compared to the same periods in 2012, respectively, due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.  The increase in data revenue is partially offset by the absence of $1.6 million in revenue that was recognized in the second quarter of 2012 as a result of the successful appeal of previously denied funding from USAC.

Wireline Segment Cost of Goods Sold

Consumer
The increase in Cost of Goods Sold for the six months ended June 30, 2013 when compared to the same period in 2012 is primarily due to an increase in video Cost of Goods Sold primarily due to programming changes.

Business Services
The increase in Cost of Goods Sold is primarily due to a $5.2 million or 63% and a $11.0 million or 64% increase in managed services project Cost of Goods Sold for the three and six months ended June 30, 2013 when compared to the same period in 2012, respectively, related to the increased revenue described above in “Wireline Segment Revenues – Business Services.”

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and six months ended June 30, 2013 when compared to the same periods in 2012 is primarily due to increased revenue as described above in “Wireline Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireline Segment Cost of Goods Sold” and an increase in selling, general and administrative expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.8 million to $63.9 million for the three months ended June 30, 2013.  Selling, general and administrative expenses increased $5.4 million to $128.4 million for the six months ended June 30, 2013.  Individually significant items contributing to the increase include:

•	A $1.8 million and $3.0 million increase in labor costs for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012,
•
A $0.8 million and $1.7 million increase in contract labor related to non-capitalizable network projects for our ConnectMD® and SchoolAccess® customers for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, and

•	A $0.7 million increase in share-based compensation expense for the three months ended June 30, 2013 when compared to the same period in 2012.

Increases for the six months ended June 30, 2013 were partially offset by a $1.0 million decrease in contribution expense when compared to the same period in 2012 due to the absence of new donated services to the University of Alaska that had occurred in 2012.

As a percentage of total revenues, selling, general and administrative expenses were 34% for the three months ended June 30, 2013 and 2012.  As a percentage of total revenues, selling, general and administrative expenses decreased from 35% for the six months ended June 30, 2012 to 34% for the six months ended June 30, 2013.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.0 million to $34.4 million and $2.7 million to $68.4 million in the three and six months ended June 30, 2013, respectively.   These increases are primarily due to new assets placed in service in the last six months of 2012 and in 2013, partially offset by assets which became fully depreciated during the last six months of 2012 and in 2013.

Other Expense, Net
Other expense, net of other income, increased $0.6 million to $17.5 million and $0.2 million to $34.4 million in the three and six months ended June 30, 2013, respectively, primarily due to a write-off of loan fees related to the refinancing of our Senior Credit Facility.

Income Tax Expense
Income tax expense totaled $4.2 million and $4.0 million in the three months ended June 30, 2013 and 2012, respectively. Our effective income tax rate was 51% and 51% in the three months ended June 30, 2013 and 2012, respectively.

Income tax expense totaled $7.2 million and $5.1 million in the six months ended June 30, 2013 and 2012, respectively. Our effective income tax rate was 50% in the six months ended June 30, 2013 and 2012.

At June 30, 2013, we have income tax net operating loss carryforwards of $277.5 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $114.1 million associated with income tax net operating losses that were generated from 2000 to 2011 and that expire from 2020 to 2031, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 48% to 53% in the year ending December 31, 2013, primarily due to the large amount of permanent differences expected in 2013 as compared to our net income before income tax expense.

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

On April 30, 2013, GCI Holdings, Inc., a wholly owned subsidiary of GCI, entered into a Third Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, Union Bank, N.A., as syndication agent, and Suntrust Bank, as documentation agent ("Amended Senior Credit Facility").  The Amended Senior Credit Facility provides up to $240.0 million in delayed draw term loans and a $150.0 million revolving credit facility.  The Amended Senior Credit Facility replaced the Senior Credit Facility described in Note 6(c) of our December 31, 2012 annual report on Form 10-K. The interest rate under the Amended Senior Credit Facility is London Interbank Offered Rate (“LIBOR”) plus a margin dependent upon our Total Leverage Ratio ranging from 2% to 3%. The Amended Senior Credit Facility will mature on April 30, 2018. The terms of the Amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default.  At any time after the occurrence of an event of default under the Amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Amended Senior Credit Facility.  The obligations under the Amended Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, and on the stock of GCI Holdings, Inc.

As discussed in the General Overview section of this Item 2, on July 22, 2013, we closed the AWN transaction.  Under the terms of the Wireless Agreement, we agreed to purchase certain wireless network assets from ACS and its affiliates for $100.0 million and we agreed to contribute the purchased assets, our wireless network assets and certain rights to use capacity to AWN.  We funded the purchase of wireless network assets by borrowing $100.0 million under our Amended Senior Credit Facility on July 17, 2013.  We have also agreed to provide AWN a $50.0 million working capital line of credit.

We will manage AWN and receive a management fee of 4% of free cash flow as defined in the Wireless Agreement in the first two years of operations.  The management fee will increase to 6% in the third and fourth years of the agreement and 8% after the fourth year of the agreement.  The management fee will be paid before distributions to the owners.

We have entered into several financing arrangements under the New Markets Tax Credit (“NMTC”) program which have provided a total of $32.3 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to our TERRA-Southwest network and provide a high capacity backbone connection from the served communities to the Internet.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We placed into service Phase 1 of the TERRA-NW project on January 3, 2013.  The total net cash received under the NMTC program is recorded as Restricted Cash on our Consolidated Balance Sheets.  We have used $21.4 million of Restricted Cash to fund cumulative TERRA-NW capital expenditures through June 30, 2013.  We plan to fund an additional $20.7 million for TERRA-NW.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, are summarized as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2013	2012
Operating activities	$76,316	53,140
Investing activities	(76,716)	(62,118)
Financing activities	2,121	1,707
Net increase (decrease) in cash and cash equivalents	$1,721	(7,271)

Operating Activities
The increase in cash flows provided by operating activities for the six months ended June 30, 2013, as compared to the same period in 2012, is due to a decrease in capital projects accrued in accounts payable.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $87.4 million and $60.0 million during the six months ended June 30, 2013 and 2012, respectively.  Our capital expenditures increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to timing of payments on related accounts payable.  Depending on available opportunities and the amount of cash flow we generate during 2013, we expect our 2013 expenditures from unrestricted cash for property and equipment, including construction in progress, for our core and non-core operations, to total approximately $150.0 million and $35.0 million, respectively.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2013, consists primarily of proceeds from borrowing under the revolving portion of our Senior Credit Facility.  These proceeds were offset by repayments of Rural Utilities Service (“RUS”) debt and repurchases of our common stock.  Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

On July 17, 2013, we borrowed $100.0 million under the term loan portion of our Senior Credit Facility to fund the purchase of wireless network assets from ACS as part of the close of the AWN transaction.

Available Borrowings Under Amended Senior Credit Facility
Our Amended Senior Credit Facility includes a $240.0 million term loan and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit (“Senior Credit Facility”).  We had $100.0 million outstanding under the term loan at June 30, 2013.  Under the revolving portion of the Senior Credit Facility we have borrowed $10.0 million and have $0.5 million of letters of credit outstanding, which leaves $279.5 million available for borrowing as of June 30, 2013.  A total of $110.0 million is outstanding as of June 30, 2013.  As previously described, on July 17, 2013, we borrowed $100.0 million under the term loan portion to fund the purchase of wireless network assets from ACS.

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

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $98.4 million of repurchases as of June 30, 2013.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the six months ended June 30, 2013, we repurchased 1.5 million shares of GCI common stock under the stock buyback program at a cost of $12.9 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at LIBOR plus 3.0% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of June 30, 2013, we have borrowed $110.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $1.1 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting", our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended June 30, 2013:

				(d) Maximum
			(c) Total	Number (or
			Number of	approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	Yet Be
	Number of	(b) Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plan
	Purchased1	per Share	Programs2	or Programs3
April 1, 2013 to April 30, 2013	193,355	$8.95	193,212	$102,956,951
May 1, 2013 to May 31, 2013	108,373	$8.90	108,210	$101,994,333
June 1, 2013 to June 30, 2013	437,166	$8.36	433,725	$98,370,490
Total	738,894

1 Consists of 735,147 shares from open market purchases made under our publicly announced repurchase plan and 3,747 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

3 The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $327.6 million through June 30, 2013, consisting of $322.6 million through March 31, 2013, and an additional $5.0 million during the three months ended June 30, 2013. We have made total repurchases under the program of $229.2 million through June 30, 2013. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

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
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 1, 2013
Ronald A. Duncan	(Principal Executive Officer)

/s/ John M. Lowber	Senior Vice President, Chief Financial	August 1, 2013
John M. Lowber	Officer and Treasurer (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 1, 2013
Lynda L. Tarbath	Officer (Principal Accounting Officer)