Form 10-K
period 2013-12-31
GENERAL COMMUNICATION INC
filed 2014-03-26
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2013 was $103,420,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 28, 2014, was:

Class A common stock – 38,356,000 shares; and,
Class B common stock – 3,162,000 shares.

GENERAL COMMUNICATION, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

Availability of Reports and Other Information
Internet users can access information about the Company and its services at http://www.gci.com/, http://www.gci-industrialtelecom.com, http://www.unicom-alaska.com/ and http://www.alaskaunited.com/. The Company hosts broadband delivery of ConnectMD® services at http://www.connectmd.com, and SchoolAccess® services at http://www.schoolaccess.net/. The Company hosts information about our TERRA-Southwest (“TERRA-SW”) and TERRA-Northwest (“TERRA-NW”) projects at http://terra.gci.com/. Our television broadcast stations post news and other information at http://www.ktva.com/ and http://www.kath.tv/.

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

Financial Information about Industry Segments
Effective January 1, 2013, we refocused our business and now have two reportable segments, Wireless and Wireline.  The Wireless segment’s revenue is derived from wholesale wireless services.  The Wireline segment’s revenue includes all of our other revenue, specifically a full range of retail wireless, data, video and voice services to residential, local, national and global businesses and non-profit and governmental entities. This change reflects our plan to strategically focus on our wireless network and is how our chief operating decision maker now measures performance and makes resource allocation decisions.  Prior to 2013 we had operated our business under five reportable segments – Consumer, Network Access, Commercial, Managed Broadband and Regulated Operations.  The historical segment data has been reclassified to conform to the revised reportable segments.

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

For the year ended December 31, 2013, we generated consolidated revenues of $811.6 million.  We ended the period with 141,500 wireless subscribers, 129,300 cable modem subscribers and 136,700 basic video subscribers.

Development of our Business During the Past Fiscal Year
The Alaska Wireless Network.  On July 22, 2013, we closed the transactions under the Asset Purchase and Contribution Agreement (“Wireless Agreement”) and other related agreements entered into on June 4, 2012 by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and The Alaska Wireless Network, LLC ("AWN"), pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. AWN operates a statewide wireless communications network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless and AT&T Mobility in Alaska. AWN provides wholesale services to GCI and ACS. GCI and ACS use the AWN network in order to continue to sell services to their respective retail customers. GCI and ACS continue to compete against each other and other wireless providers in the retail market for wireless communications.

Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. ACS's preferential cash distributions are expected to be higher than that which they would receive from their one-third interest. We received a two-third ownership interest in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the

Preference Period. Following the Preference Period, we and ACS will receive distributions proportional to our ownership interests.

Denali Media Holdings.  On November 1, 2013, we closed two transactions pursuant to which Denali Media Holdings, Corp., a wholly owned subsidiary of GCI, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast television stations: CBS affiliate KTVA-TV of Anchorage and NBC affiliates KATH-TV in Juneau and KSCT-TV of Sitka, for a total of $7.6 million.  Denali Media Holdings will provide a new statewide platform for news and information and we expect to provide unique content and value for our video subscribers.

You should see “Part I — Item 1. Business — Regulation” for regulatory developments.

Business Strategy
We intend to continue to increase revenues using the following strategies:

Offer Bundled Products. We offer innovative service bundles to meet the needs of our consumer and commercial customers.  We believe that bundling our services significantly improves customer retention, increases revenue per customer and reduces customer acquisition expenses.  Our experience indicates that our bundled customers are significantly less likely to churn, and we experience less price erosion when we effectively combine our offerings.  Bundling improves our top line revenue growth, provides operating cost efficiencies that expand our margins and drives our overall business performance.  As a measure of success to date, over 77,800 of our residential customers subscribe to one of our service bundles that include two or more services.

Maximize Sales Opportunities. We successfully sell new and enhanced services and products to our existing customer base to achieve increased revenues and penetration of our services.  Through close coordination of our customer service and sales and marketing efforts, our customer service representatives suggest to our customers other services they can purchase or enhanced versions of services they already purchase.  Many calls into our customer service centers or visits into one of our retail stores result in sales of additional services and products.

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

Make Strategic Acquisitions.  We have a history of making and integrating acquisitions of in-state telecommunications providers and other providers of complementary services.  Our management team will continue to actively pursue and make investments that we believe fit with our strategy and networks and that enhance earnings.

Description of our Business by Reportable Segment

Overview
Our two reportable segments are Wireless and Wireline.  Our Wireless segment provides wholesale wireless services to wireless carriers. Our Wireline segment offers services and products under three major customer groups as follows:

Customer Group
Wireline Segment Services and Products	Consumer	Business Services	Managed Broadband

Retail wireless	X	X

Data:
Internet	X	X	X
Data networks		X	X
Managed services		X	X

Video	X	X

Voice:
Long-distance	X	X	X
Local access	X	X	X

The following discussion includes information about significant services and products, sales and marketing, facilities, competition and seasonality for each of our reportable segments.  For a discussion and analysis of financial condition and results of operations please see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Wireless Segment
Wireless segment revenues for 2013, 2012 and 2011 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Wireless segment revenues[1]	$197,218	124,745	119,521
1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Wireless segment.

Services and Products
Our Wireless segment offers wholesale wireless services and products to wireless carriers.  We provide network transport and access to our wireless network to wireless carriers.  These services allow wireless carriers to provide full wireless services to their customers.

Sales and Marketing
Our Wireless segment sales and marketing efforts are primarily directed toward increasing the number of wireless carriers we serve which then increases the number of billable minutes and megabytes of wireless data traffic we carry over our network and the number of voice and data circuits leased.  We sell our wireless services primarily through direct contact marketing.

Facilities
We own statewide wireless facilities that cover most of the Alaska population providing service to urban and rural communities and we will continue to expand these networks throughout Alaska in 2014.  We own a statewide wireless network that use GSM/HSPA+, CDMA/EVDO and Long Term Evolution ("LTE"). We own Wi-Fi access points that create a Wi-Fi network branded as TurboZone in Anchorage, Fairbanks, Juneau, Kenai-Soldotna, Matanuska-Susitna Valley, and other areas of the State ("TurboZone").

Major Customer
We had no major customer in 2013, 2012 or 2011.

Competition
Our Wireless segment competes with AT&T, Verizon, and smaller companies. We compete in the wholesale wireless market by offering competitive rates and by providing a comprehensive statewide network to meet the needs of carrier customers.

Seasonality
Wireless segment wireless services revenues derived from our carrier customers have historically been highest in the summer months because of temporary population increases attributable to tourism and increased seasonal economic activity such as construction, commercial fishing, and oil and gas activities. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Wireline Segment
Wireline segment revenues for 2013, 2012 and 2011 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Wireline segment revenues[1]	$614,430	585,436	559,860
1  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 10 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Wireline segment.

Services and Products
Our Wireline segment offers services and products to three major customer groups as follows:

•
Consumer - We offer a full range of retail wireless, data, video and voice services to residential customers. Our products and services offered to consumer customers include wireless voice and data plans, high-speed cable modem service, a full range of video services, and long-distance and local voice services.

•
Business Services - We offer a full range of retail wireless, data, video and voice services to local, national and global businesses, governmental entities and public and private educational institutions and wholesale data and voice services to common carrier customers. Our products and services offered to business customers include data network services, wireless voice and data plans, high-speed Internet service, data center services, cloud computing, a full range of video services, and voice services. Additionally, we offer managed services under which we design, sell, install, service, and operate customized networks.

•
Managed Broadband - We offer Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

Sales and Marketing
We offer our services directly to consumer and business services customers through our call center, direct mail advertising, television advertising, Internet advertising, local media advertising, and through our retail stores. Our sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our managed services through direct contact marketing.

Facilities
We operate a modern, competitive communications network providing switched and dedicated voice and broadband services. Our fiber network employs digital transmission technology over our fiber optic facilities within Alaska and between Alaska and the lower 48 states.  Our facilities include digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 states, a terrestrial fiber optic cable system connecting Anchorage and Fairbanks, Alaska along the Parks Highway corridor and a terrestrial fiber optic cable system that extends from Prudhoe Bay, Alaska to Valdez, Alaska via Fairbanks, Alaska.

We serve many rural and remote Alaska locations solely via satellite communications. Each of our C-band and Ku-band satellite transponders is backed up on alternate spacecraft with multiple backup transponders. We also operate a digital microwave systems to link Anchorage with the Kenai Peninsula. Additionally, we operate a hybrid fiber optic cable and digital microwave system (“TERRA”) linking Anchorage with the Bristol Bay and Yukon-Kuskokwim, and Northwest regions of the state.  This system serves communities in those regions with interstate Ethernet and time-division multiplexing ("TDM") services.  The network is fully digital, computer controlled, centrally monitored and supports multiple services.

Our statewide cable systems consist of cable plant having 450 to 920 MHz of channel capacity. Our video businesses are located throughout Alaska and serve 41 communities and areas in Alaska, including the state’s five largest population centers, Anchorage, Fairbanks, the Matanuska-Susitna Valley, the Kenai Peninsula, and Juneau. Our facilities include cable plant and head-end distribution equipment. The majority of our locations on the fiber routes are served from head-end distribution equipment in Anchorage.  All of our cable systems are completely digital.

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

Competition
We operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of communication, entertainment and information products and services. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior. For example, companies continue to emerge that offer services and devices that enable digital distribution of movies, television shows and other video programming, and wireless services and devices continue to evolve. Moreover, newer services that distribute video programming are also beginning to produce or acquire their own original content. These new alternative methods for the distribution, sale and viewing of content have been, and will likely continue to be, developed, and will continue to further increase the number of competitors we face.

Retail Wireless Services and Products Competition
We compete with AT&T, Verizon, ACS, and other community or regional-based wireless providers, and resellers of those services in Anchorage and other markets.

Regulatory policies favor robust competition in wireless markets.  Wireless local number portability helps to maintain a high level of competition in the industry because it allows subscribers to switch carriers without having to change their telephone numbers.

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

The national wireless carriers with whom we compete, AT&T and Verizon, have resources that are greater than ours.  These companies have significantly greater capital, financial, marketing, human capital, distribution and other resources than we do.  Specifically, as a regional wireless carrier we may not have immediate access to some wireless handsets that are available to these national wireless carriers. As discussed in Development of Our Business During the Past Fiscal Year section of this Item 1, we have completed the creation of AWN, which should enhance our ability to compete against the national carriers on all resource fronts.

We compete for customers based principally upon price, bundled services, the services and enhancements offered, network quality, customer service, statewide network coverage and capacity, TurboZone, the type of wireless handsets offered, and the availability of differentiated features and services.  Our ability to compete successfully will depend, in part, on our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry.

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

With respect to our high-speed cable modem service, ACS and other Alaska telephone service providers are providing competitive high-speed data subscriber line services over their telephone lines in direct competition with our high-speed cable modem service.  Direct broadcast satellite ("DBS") providers and local fixed wireless providers supply wireless high-speed Internet service in competition with our high-speed cable modem services. We also provide metro-Ethernet fiber optic and dedicated access Internet products primarily for our business services customers.

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

Video Services and Products Competition
Our video systems face competition from services and devices that offer Internet video streaming and distribution of movies, television shows and other video programming, as well as alternative methods of receiving and distributing television signals, including DBS, digital video over telephone lines, broadband IP-based services, wireless and satellite master antenna television systems.  Our video systems also face competition from potential overbuilds of our existing cable systems.  The extent to which our video systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

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

Competitive forces will be counteracted by offering expanded programming through digital services.  Digital delivery technology is being utilized in all of our systems.  We have retransmission agreements with various broadcasters and provide for the uplink/downlink of their signals into certain of our systems, and local programming for our customers.  Additionally, our 2013 purchase of three television stations provides us the opportunity to create unique content for our subscribers.

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

We expect to continue to provide, at reasonable prices and in competitive bundles, a greater variety of video services than are available off-air or through other alternative delivery sources.  Additionally, we believe we offer superior technical performance and responsive community-based customer service.  Increased competition, however, may adversely affect our market share and results of operations from our video services product offerings.

Voice Services and Products Competition
Our most significant competition for local access and long-distance comes from wireless substitution and voice over Internet protocol services. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers.  A growing number of consumers now use wireless service as their primary voice phone service for local calling. We also compete against Incumbent Local Exchange Carriers ("ILECs"), long-distance resellers and certain smaller rural local telephone companies for local access and long-distance. We have competed by offering excellent customer service, cross product discounts, and by providing desirable bundles of services.

See “Regulation — Wireline Voice Services and Products” below for more information.

Seasonality
Our Wireline segment services and products do not exhibit significant seasonality.  Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

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

Environmental Regulations
We may undertake activities that, under certain circumstances affect the environment. Accordingly, they are subject to federal, state, and local regulations designed to preserve or protect the environment, including the Clean Water Act and the Clean Air Act.  The Federal Communications Commission ("FCC"), Bureau of Land Management, U.S. Forest Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, and National Park Service are among the federal agencies required by the National Environmental Policy Act of 1969 to consider the environmental impact of actions they authorize, including facility construction.

The principal effect of our facilities on the environment would be in the form of construction of facilities and networks at various locations in Alaska and between Alaska, Washington, and Oregon.  Our facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable.  Some facilities may be on wetlands that may be subject to state and/or federal regulation. We are unaware of any material violations of federal, state or local regulations or permits.

Patents, Trademarks, and Licenses
We do not hold patents, franchises (with the exception of video services as described below) or concessions for communications services or local access services.  We hold a number of federally registered service marks used by our reportable segments.  The Communications Act of 1934, as amended, gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications.  We hold licenses for our satellite and microwave transmission facilities for provision of long-distance services provided by our Wireline segment.

We hold various licenses for spectrum and broadcast television use. These licenses may be revoked and license renewal applications may be denied for cause.  However, we expect these licenses to be renewed in due course when, at the end of the license period, a renewal application will be filed.

We hold licenses for earth stations that are generally licensed for fifteen years.  The FCC also issues a single blanket license for a large number of technically identical earth stations.  Our operations may require additional licenses in the future.

We are certified through the Regulatory Commission of Alaska ("RCA") to provide video service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates defining each authorized service area.  Although CPCNs have no stated expiration date, they may be revoked due to cause.

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

Wireless Services and Products
General. The FCC regulates the licensing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act.  As wireless licensees, we are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services.  The FCC does not currently regulate rates for services offered by commercial mobile radio service providers (the official legal description for wireless service providers).

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

Universal Service. The Universal Service Fund ("USF") pays Eligible Telecommunications Carriers ("ETCs") to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF.  Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, and the Matanuska Telephone Association, Inc. ("MTA") study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

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

On February 6, 2012, the FCC released its Report and Order and Further Notice of Proposed Rulemaking to comprehensively reform and modernize the USF’s Lifeline program.  The Lifeline program is administered by the Universal Service Administrative Company ("USAC") and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  The order adopted several reforms, but the only reform with a significant 2012 impact was a requirement for annual recertification of all Lifeline subscribers enrolled as of June 1, 2012 to be completed by the end of 2012.  In an order released on December 27, 2012, the FCC’s Wireline Competition Bureau granted GCI a waiver to permit early recertification of subscribers (those recertified prior to June 1, 2012), subject to the condition that certain address information be verified for a subset of those subscribers by January 31, 2013.

Interconnection.  We have completed negotiation and the RCA has approved current direct wireless interconnection agreements with all of the major Alaska ILECs.  These are in addition to indirect interconnection arrangements utilized elsewhere.

See “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Regulatory Regime Applicable to IP-based Networks” for more information.

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

On November 20, 2011, the FCC issued rules governing the activities of cable operators and other Internet service providers in connection with the provision of Internet service.  The rules generally prohibited blocking lawful content and prohibiting unreasonable discrimination, outside of reasonable network management, as well as imposing transparency requirements. On January 14, 2014, in a case challenging these rules, the U.S. Court of Appeals for the D.C. Circuit vacated the anti-discrimination and anti-blocking rules, upheld the transparency rules, and remanded the case to the FCC for further proceedings. The majority opinion held that the FCC possessed the general statutory authority to adopt these rules, but did so in a manner that contravened specific statutory prohibitions against imposing common carrier regulations on non-telecommunications services. The remand leaves open the possibility that the FCC could reclassify broadband services as telecommunication services subject to common carrier regulation or adopt different regulations that do not rise to the level of per se common carrier obligations. We do not view the upheld requirements as significant federal regulation of cable system delivery of Internet services.  In addition, these rules are subject to court appeals.  On February 19, 2014, the FCC Chairman announced that he would initiate a proceeding to establish new rules. Further, FCC regulation or legislative proposals under the banner of “net neutrality,” if adopted, could interfere with our ability to reasonably manage and invest in our broadband network, and could adversely affect the manner and price of providing service.

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

Universal Service. The USF pays ETCs to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, and the MTA study area (which includes the Matanuska-Susitna Valley) and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected. See

“Description of Our Business by Reportable Segment - Regulation - Wireless Services and Products - Universal Service” for information on USF reform.

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

See “Description of Our Business by Reportable Segment — Consumer — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  On November 29, 2011, the FCC published a final rule to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  We do not anticipate that the adopted changes, for which implementation began in 2012, will have a material impact on our operations, except that the reduction of interstate access rates generally will result in a cost savings on access charges to us.  However, the details of implementation in general and between different classes of technology continue to be addressed, and they could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but we do not expect it to have a material impact on our operations.

Access to Unbundled Network Elements. The ability to obtain unbundled network elements ("UNEs") is an important element of our local access services business. We cannot predict the extent to which existing FCC rules governing access to and pricing for UNEs will be sustained in the face of additional legal action and the impact of any further rules that are yet to be determined by the FCC. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities.  Changes to the applicable regulations could result in a change in our cost of serving new and existing markets.

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

Regulatory Regime Applicable to IP-based Networks. On January 30, 2014, the FCC adopted an order calling for experiments to examine how best to accelerate the technological and regulatory transitions from traditional TDM-based networks to IP-based technologies.  These proceedings are in early stages, and we cannot predict any resulting proceedings or their effect on us; however, a change in regulatory obligation or classification that interfered with our ability to exchange traffic with other providers, that raises the cost of doing so, or that adversely affects eligibility for USF support could materially affect our net cost of and revenue from providing local services.

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

Schools and Libraries Program. On July 23, 2013, the FCC released a Notice of Proposed Rulemaking seeking comment regarding potential changes to the Schools and Libraries Program ("E-Rate") to increase the availability of 21st century connectivity to support digital learning in schools nationwide. We cannot at this time predict the outcome of this proceeding or its effect on E-Rate support available to our schools and libraries customers, but our revenue for providing services in these areas would be materially adversely affected by a substantial reduction of E-Rate support.

Other
Conflict Minerals.  Recently, the SEC adopted new rules pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act setting forth new disclosure requirements concerning the use of certain minerals that are mined from the Democratic Republic of Congo and adjoining countries.  These new disclosure requirements begin in May 2014.  We believe these disclosure requirements will not have a material effect on our financial position, results of operations or liquidity.

Financial Information about our Foreign and Domestic Operations and Export Sales
We do not have significant foreign operations or export sales.  We conduct our operations throughout the contiguous United States and Alaska and believe that any subdivision of our operations into distinct geographic areas would not be meaningful.

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

Employees
We employed 1,924 persons as of December 31, 2013, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

There is substantial competition in the telecommunications and entertainment industries.  Through mergers and various service integration strategies, major providers are striving to provide integrated communications services offerings within and across geographic markets.  We face increased wireless services competition from the 2013 entrance of Verizon into the Alaska market and increasing video services competition from DBS providers.

We expect competition to increase as a result of the rapid development of new technologies, services and products.  We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services.  Our ability to compete successfully will depend on marketing and on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors.  To the extent we do not keep pace with technological advances or fail to timely respond to changes in competitive factors in our industry and in our markets, we could lose market share or experience a decline in our revenue and net income.  Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services.  Competitive pressures also create challenges for our ability to grow new businesses or introduce new services successfully and execute our business plan.  We also face the risk of potential price cuts by our competitors that could materially adversely affect our market share and gross margins.

For more information about competition by segment, see the sections titled “Competition” included in “Item 1 — Business — Description of our Business by Reportable Segment.”

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

AT&T Wireless and Verizon have national networks which enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services.  We believe that the rates charged to us by some of these carriers are higher than the rates they charge to certain other roaming partners.

The FCC has adopted rules requiring commercial mobile radio service providers to provide automatic roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms.  The FCC has also adopted rules generally requiring carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates.  If we were unexpectedly to lose the benefit of one or more key roaming or wholesale agreements, we may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for our customers or may be unable to provide such services on a cost-effective basis.  Our inability to obtain new or replacement roaming services on a cost-effective basis may limit our ability to compete effectively for wireless customers, which may increase our turnover and decrease our revenues, which in turn could materially adversely affect our business, financial condition and results of operations.

We may be unable to successfully manage the new operations of AWN or Denali Media.

The formation, with ACS, of AWN is crucial to our strategy to remain competitive in wireless services against the national wireless carriers offering services in Alaska.  We may not be able to successfully integrate the network facilities or recognize the expected synergies which may cause interruptions of or loss of momentum in our business and financial performance.  The diversion of management’s attention or difficulties encountered in connection with the integration may have an adverse effect on our business, financial condition, or results of operations.  We may also incur unforeseen expenses in connection with the integration efforts.  There can be no assurance that the expense savings and synergies that we anticipated from the transaction will be realized fully or will be realized within the expected timeframe.

We may not be able to successfully manage the acquired broadcast stations or recognize the expected synergies with our video services business which may cause interruptions of or loss of momentum in our business and financial performance.  The diversion of management’s attention or difficulties encountered in connection with this acquisition may have an adverse effect on our business, financial condition, or results of operations.  We may also incur unforeseen expenses in connection with the management efforts.  There can be no assurance that the synergies that we anticipate from the transaction will be realized fully or will be realized within the expected timeframe.

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

Although the Communications Act of 1934, as amended, preempts state and local regulation of market entry and the rates charged by commercial mobile radio service providers, states may exercise authority over such things as certain billing practices and consumer-related issues.  These regulations could increase the costs of our wireless operations.  The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. FCC rules require all wireless licensees to meet certain build-out requirements and substantially comply with applicable FCC rules and policies and the Communications Act of 1934, as amended, in order to retain their licenses.  Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.  There is no guarantee that our licenses will be renewed.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage.  Changes proposed by the FCC could adversely impact our utilization of our licensed spectrum and our operating costs.

Commercial mobile radio service providers must implement E911 capabilities in accordance with FCC rules.  Failure to deploy E911 service consistent with FCC requirements could subject us to significant fines.

The FCC, together with the Federal Aviation Administration, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation.  The FCC has adopted rule changes that require local notice in any community in which it is seeking FCC Antenna Structure Registration to build a tower.  Local notice provides members of the community with an opportunity to comment on or challenge the tower construction for environmental reasons.  This rule change could cause delay for certain tower construction projects.

Internet Services. Proposals may be made before Congress and the FCC to mandate that cable operators provide “open access” over their cable systems to Internet service providers. As of the date of this report, the FCC has declined to impose such requirements. If the FCC or other authorities mandate additional access to our cable systems, we cannot predict the effect that this would have on our Internet service offerings.

Changes in the regulatory environment relating to the Internet access market, including changes in legislation, FCC regulation, judicial action or local regulation that affect communications costs or increase competition from the ILEC or other communications services providers, could adversely affect the prices at which we sell Internet services.

Video Services. The cable television industry is subject to extensive regulation at various levels, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The law permits certified local franchising authorities to order refunds of rates paid in the previous 12-month period determined to be in excess of the reasonable rates. It is possible that rate reductions or refunds of previously collected fees may be required of us in the future. Currently, pursuant to Alaska law, the basic video rates in Juneau are the only rates in Alaska subject to regulation by the local franchising authority; the basic rates in Juneau were reviewed and approved by the RCA in July 2010.

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

For more information about Regulations affecting our operations, see “Item 1 — Business — Regulation.”

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

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19% of our revenue for the years ended December 31, 2013, 2012 and 2011.  We had USF net receivables of $124.3 million and $70.1 million at December 31, 2013 and 2012, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

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

The decline in our Wireline segment voice services’ results of operations, which include long-distance and local access services, may accelerate.

We expect our Wireline voice services’ results of operations, which include long-distance and local access services, will continue to decline.  As competition from wireless carriers, such as ourselves, increases we expect our local access services and long-distance subscribers and revenues will continue to decline and possibly accelerate.  We expect to continue to strategically use certain marketing and bundling strategies to slow the decline but we do not expect these strategies will significantly impact or stop the decline.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit program for funding our TERRA-NW project.

In 2011 and 2012 we entered into three separate arrangements under the NMTC program with US Bancorp to help fund various phases of our TERRA-NW project.  In connection with the NMTC transactions we received proceeds which are restricted for use on TERRA-NW.  The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  We have agreed to indemnify US Bancorp for any loss or recapture of its $56.0 million in NMTCs until such time as our obligation to deliver tax benefits is relieved in December 2019.   Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

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

Unfavorable general economic conditions could negatively affect our business including our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.  While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  One or more of these circumstances could cause our revenue to decline.  Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase.

Our business is geographically concentrated in Alaska.  Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations and liquidity.

We offer wireless, data and voice telecommunication services and video services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon natural resource industries, and in particular oil production, as well as government spending, investment earnings and tourism. The government spending is comprised of state government and United States military spending.  Any deterioration in these markets or the occurrence of a single disruptive event, such as a shut-down of the TransAlaska Pipeline System, could have an adverse impact on the demand for our products and services and on our results of operations and financial condition.

Additionally, the customer base in Alaska is limited and we have already achieved significant market penetration with respect to our service offerings in Anchorage and other locations in Alaska. We may not be able to continue to increase our market share of the existing markets for our services, and no assurance can be given that the Alaskan economy will continue to grow and increase the size of the markets we serve or increase the demand for the services we offer.  As a result, the best opportunities for expanding our business may arise in other geographic areas such as the lower 49 states.  There can be no assurance that we will find attractive opportunities to grow our businesses outside of Alaska or that we will have the necessary expertise to take advantage of such opportunities.  The markets in Alaska for voice, data and wireless communications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States.  The expertise we have developed in operating our businesses in Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

Natural disasters or terrorist attacks could have an adverse effect on our business.

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

Cyber attacks or other network disruptions could have an adverse effect on our business.

Cyber attacks or other breaches of network information technology may cause equipment failures, disruption of our operations, and potentially unauthorized access to confidential customer data. Cyber attacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer data, have increased in frequency, scope, and potential harm in recent years. Although we have not been subject to cyber attacks or network disruptions which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of such events and protect our information technology and confidential customer data may be insufficient to repel a major cyber attack or network disruption in the future.

Some of the most significant risks to our information technology systems, networks, and infrastructure include:

•
Disruptions, damage, or unauthorized access beyond our control, including disruptions or damage, or unauthorized access caused by criminal or terrorist activities, theft, natural disasters, power surges, or equipment failure;

•	Human error;

•
Viruses, malware, worms, software defects, Trojan horses, unsolicited mass advertising, denial of service and other malicious or abusive attacks by third parties, including cyber attacks or other breaches of network or information technology security; and

•	Unauthorized access to our information technology, billing, customer care, and provisioning systems and networks and those of our vendors and other providers.

If “hackers” or cyber thieves gain improper access to our technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, or modify confidential customer data. Moreover, additional harm to customers could be perpetrated by third parties who are given access to the confidential customer data. Relatedly, a network disruption (including one resulting from a cyber attack) could cause an interruption or degradation of service as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential customer data. Due to the evolving techniques used in cyber attacks to disrupt or gain unauthorized access to technology networks, we may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on us as a result of a cyber attack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, lost revenues from business interruption, litigation, fines, sanctions, and damage to the public’s perception regarding our ability to provide a secure service. As a result, a cyber attack or network disruption could have a material adverse effect on our business, financial condition, and operating results.

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

If failures occur in our undersea fiber optic cable systems or our TERRA facilities and its extensions, our ability to immediately restore the entirety of our service may be limited and we could incur significant costs, which could lead to a material adverse effect on our business, financial position, results of operations or liquidity.

Our communications facilities include undersea fiber optic cable systems that carry a large portion of our traffic to and from the contiguous lower 48 states one of which provides an alternative geographically diverse backup communication facility to the other.  Our facilities also include TERRA and its extensions which are an unringed facility operating in a remote environment and are at times difficult to access for repairs.  If a failure of both sides of the ring of our undersea fiber optic facilities or of our unringed TERRA facility and its extensions occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted which could have a material adverse effect on our business, financial position, results of operations or liquidity.  Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense which could have a material adverse effect on our business, financial position, results of operations or liquidity.

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

We do not have insurance to cover certain risks to which we are subject, which could lead to the occurrence of uninsured liabilities that adversely affect our financial position, results of operations or liquidity.

As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above-ground fiber optic cable systems.  If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Our significant debt and capital lease obligations could adversely affect our business and prevent us from fulfilling our obligations under our Senior Notes, Amended Senior Credit Facility, other debt or capital leases.

We have and will continue to have a significant amount of debt and capital lease obligations.  On December 31, 2013, we had total debt of $1,048.0 million and total capital lease obligations of $74.6 million. Our high level of debt and capital lease obligations could have important consequences, including the following:

•
Use of a large portion of our cash flow to pay principal and interest on our Senior Notes, Amended Senior Credit Facility, other debt and capital leases, which will reduce the availability of our cash flow to fund working capital, capital expenditures and other business activities;

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Restrict us from making strategic acquisitions or exploiting business opportunities;

•	Make it more difficult for us to satisfy our obligations with respect to the Senior Notes, Amended Senior Credit Facility, other debt and capital lease obligations;

•	Place us at a competitive disadvantage compared to our competitors that have less debt and capital lease obligations; and

•	Limit, along with the financial and other restrictive covenants in our debt, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

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

The indentures governing our Senior Notes and/or the credit agreements governing our Amended Senior Credit Facility and other loans contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest.

All of these covenants may restrict our ability to expand or to pursue our business strategies.  Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply.  A breach of these covenants could result in a default under the indentures governing our Senior Notes and/or the Amended Senior Credit Facility.  If there were an event of default under the indentures for the Senior Notes and/or the Amended Senior Credit Facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately.  Additionally, if we fail to repay the debt under the Amended Senior Credit Facility when it becomes due, the lenders under the Amended Senior Credit Facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged to them as security.  Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

Any significant impairment of our indefinite-lived intangible assets would lead to a decrease in our assets and a reduction in our net operating performance.

We had $504.8 million of indefinite-lived intangible assets at December 31, 2013, consisting of cable certificates of $191.6 million, goodwill of $219.0 million, wireless licenses of $91.4 million and broadcast licenses of $2.8 million.  Our cable certificates represent agreements with government entities to construct and operate a video business.  Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  Our broadcast licenses represent permission to use a portion of the radio frequency spectrum in a given geographical area for broadcasting purposes. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions.

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

At December 31, 2013, we have tax net operating loss carryforwards of $294.5 million for U.S. federal income tax purposes and, under the Internal Revenue Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

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

As of December 31, 2013, our executive officers and directors and their affiliates owned 12% of our combined outstanding Class A and Class B common stock, representing 23% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

Item 1B. Unresolved Staff Comments.
Not applicable.

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

Our Wireline and Wireless segments have properties that consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings.  Substantially all of our properties are located on or in leased real property or facilities.  Substantially all of our properties secure our Amended Senior Credit Facility.  See note 6 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information.

Item 3. Legal Proceedings
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on our financial position, results of operations or liquidity.

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

	Class A		Class B
	High	Low	High	Low
2013
First Quarter	$9.51	7.97	8.89	7.50
Second Quarter	$9.82	7.69	8.29	7.50
Third Quarter	$9.60	8.44	9.09	8.29
Fourth Quarter	$11.18	8.78	10.96	8.75
2012
First Quarter	$11.36	8.72	9.90	7.75
Second Quarter	$8.60	6.22	9.31	6.75
Third Quarter	$10.26	8.62	10.00	7.25
Fourth Quarter	$10.27	7.52	10.00	8.00

Holders
As of December 31, 2013, there were 2,372 holders of record of our Class A common stock and 306 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

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

Performance Graph
The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2009 through 2013.  This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period.  This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)
FYE 12/31/08	100.00	100.00	100.00
FYE 12/31/09	78.86	143.74	149.95
FYE 12/31/10	156.49	170.23	193.61
FYE 12/31/11	121.01	171.13	204.74
FYE 12/31/12	118.54	202.46	276.61
FYE 12/31/13	137.82	282.01	401.35

[1]	The lines represent annual index levels derived from compounded daily returns that include all dividends.

[2]	The indexes are reweighted daily, using the market capitalization on the previous trading day.

[3]	If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

[4]	The index level for all series was set to $100.00 on December 31, 2008.

Issuer’s Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A common stock during the quarter ended December 31, 2013 (amounts rounded to hundreds, except per share amounts):

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
October 1, 2013 to October 31, 2013	64,300	$8.99	63,000	$105,713,700
November 1, 2013 to November 30, 2013	120,600	$9.58	—	$105,761,700
December 1, 2013 to December 31, 2013	7,900	$11.15	—	$105,958,900
Total	192,800

[1]
Consists of 63,000 shares from open market purchases made under our publicly announced repurchase plan, 15 shares from private purchases made under our publicly announced plan and 129,800 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3]
The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $337.9 million through December 31, 2013, consisting of $332.6 million through September 30, 2013, and an additional $5.3 million during the three months ended December 31, 2013.  We have made total repurchases under the program of $232.0 million through December 31, 2013.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2013	2012	2011	2010	2009
(Amounts in thousands except per share amounts)
Revenues	$811,648	710,181	679,381	651,250	595,811
Income before income taxes	$42,684	21,250	12,891	17,858	6,867
Net income	$31,727	9,162	5,486	8,610	3,172
Net income (loss) attributable to non-controlling interest	$22,321	(511)	(238)	—	—
Net income attributable to GCI common stockholders	$9,406	9,673	5,724	8,610	3,172
Basic net income attributable to GCI per common share	$0.23	0.23	0.13	0.16	0.06
Diluted net income attributable to GCI per common share	$0.23	0.23	0.12	0.16	0.05
Total assets	$2,011,807	1,506,552	1,446,320	1,350,353	1,417,335
Long-term debt, including current portion and net of unamortized discount	$1,047,980	877,051	861,272	781,717	776,380
Obligations under capital leases, including current portion	$74,605	80,612	86,054	91,165	95,914
Redeemable preferred stock
Series B	$—	—	—	—	—
Series C	$—	—	—	—	—
Total GCI stockholders’ equity	$157,144	157,178	157,339	199,099	265,255
Dividends declared per common share	$—	—	—	—	—

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses, and broadcast licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), depreciation, and accrual of contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

As discussed earlier in “Item 1 — Business — Geographic Concentration and the Alaska Economy,” our revenue is impacted by the strength of the Alaska economy.  The Alaska economy is affected by certain economic factors including activity in the oil and gas industry, tourism, government spending, and military personnel stationed in Alaska. Additionally, the health of the national economy can impact our revenue.

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

On July 22, 2013, we closed the transactions under the Wireless Agreement and other related agreements entered into on June 4, 2012 by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. This transaction provides a statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless and AT&T Mobility in Alaska. AWN provides wholesale services to GCI and ACS. GCI and ACS use the AWN network in order to continue to sell services to their respective retail customers. GCI and ACS continue to compete against each other and other wireless providers in the retail market.

Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the Preference Period. ACS's preferential cash distributions are expected to be higher than that which they would receive from their one-third interest. We received a two-third ownership interest in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period. Following the Preference Period, we and ACS will receive distributions proportional to our ownership interests. As part of closing, we borrowed $100.0 million under our Amended Senior Credit Facility to fund the purchase of wireless network assets from ACS.

As an ETC, we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas. On November 29, 2011, the FCC published final rules to reform, among others, the methodology for distributing USF high cost support for voice and broadband services (“High Cost Order”). The High Cost Order segregated the support methodology for Remote areas in Alaska from the support methodology for all urban areas, including Alaska Urban locations. Our future revenue recognition for both Remote and Urban high cost support is dependent upon the functionality and timing of an operational successor funding mechanism. At December 31, 2013, we believe an implementation of a successor funding mechanism prior to January 2015 is unlikely.

In October 2013 and February 2014 two of our customers received notices of denial and funding changes from the Rural Health Care Division of USAC related to certain services we provided during 2013.  In 2013 one customer filed an appeal with the FCC and we expect the other customer to file an FCC appeal in 2014.  We recognized $5.7 million during the year ended December 31, 2013, and because we believe our customers are in compliance with program rules, we expect our customers will prevail in their appeals we have not reduced our revenue recognition during the year ended December 31, 2013.

In November 2010, Verizon acquired a license for 22MHz of the 700 MHz wireless spectrum band covering Alaska.  In June 2013, Verizon began providing service on its LTE network in Anchorage, Fairbanks, Juneau and the Matanuska-Susitna Borough.  The service provided by Verizon’s LTE network is limited to data only.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Year Ended December 31,			Percentage Change[1] 2013 vs. 2012	Percentage Change[1] 2012 vs. 2011
	2013	2012	2011
Statements of Operations Data:
Revenues:
Wireless segment	24%	18%	18%	58%	4%
Wireline segment	76%	82%	82%	5%	5%
Total revenues	100%	100%	100%	14%	5%
Selling, general and administrative expenses	33%	34%	35%	11%	3%
Depreciation and amortization expense	18%	18%	19%	13%	4%
Operating income	14%	13%	13%	27%	(2)%
Other expense, net	9%	10%	11%	4%	(13)%
Income before income taxes	5%	3%	2%	101%	65%
Net income	4%	1%	1%	246%	67%
Net income (loss) attributable to the non-controlling interest	3%	—%	—%	(4,468)%	115%
Net income attributable to GCI	1%	1%	1%	(3)%	69%

[1] Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest, and non-cash contribution adjustment (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 5% from $679.4 million in 2011 to $710.2 million in 2012 and increased 14% to $811.6 million in 2013.  Revenue increased in both of our segments in 2013 and 2012. See the discussion below for more information by segment.

Total Cost of Goods Sold increased 9% from $227.4 million in 2011 to $247.5 million in 2012 and increased 13% to $280.5 million in 2013.  Cost of Goods Sold increased in both of our segments in 2013 and 2012.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for 2013, 2012, and 2011 are as follows (amounts in thousands):

	2013	2012	2011	Percentage Change 2013 vs. 2012	Percentage Change 2012 vs. 2011
Revenue	$197,218	124,745	119,521	58%	4%
Cost of Goods Sold	$68,086	58,737	42,687	16%	38%
Adjusted EBITDA	$109,609	50,802	62,315	116%	(18)%

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Wireless Segment Revenues
The increase in revenue in 2013 is primarily due to the following:

•	A $28.9 million increase in roaming revenue in 2013 due to the July 22, 2013 close of the AWN transaction.

•	A $13.0 million increase in roaming revenue in 2013 due to increased data usage by one of our roaming partners’ customers,

•	A $18.8 million increase in non-Lifeline retail revenue in 2013 due to the July 22, 2013 close of the AWN transaction,

•
A $6.2 million increase in non-Lifeline retail revenue in 2013 due to an increase in non-Lifeline retail customers. The Wireless segment recognizes 70% of retail wireless plan fee revenue with the remaining 30% recognized in Wireline segment – Consumer or Wireline segment – Business Services depending on whether the revenue is generated by a residential or commercial subscriber, and

•	A $7.9 million increase in high cost support in 2013 due to the July 22, 2013 close of the AWN transaction.

The increase is partially off-set by a $6.6 million increase in the wireless handset cash incentives to ACS in 2013 for the sale of wireless handsets to their retail customers due to the July 22, 2013 close of the AWN transaction.

Wireless Segment Cost of Goods Sold
The increase in Cost of Goods Sold is primarily due to the following:

•	A $6.4 million increase in 2013 primarily due to roaming costs due to the July 22, 2013 close of the AWN transaction,

•
A $6.7 million increase in 2012 primarily due to wireless handset equipment costs.  The Wireless segment provides a handset subsidy to the Wireline segment - Consumer and Wireline segment - Business Services to offset the cost of handsets sold to retail wireless subscribers.  Our wireless handset equipment costs have increased due to an increase in non-Lifeline wireless subscribers and due to a higher percentage of our handsets sold being premium smartphones which have a higher cost,

•	A $3.5 million increase in distribution and capacity costs in 2013 due to growth in traffic carried on the wireless network,

•	A $2.1 million increase in distribution and capacity costs in 2013 due to the July 22, 2013 close of the AWN transaction,

•
A $6.3 million increase in roaming costs in 2012 due to the depletion of a large block of wireless network usage that was used for roaming provided at no charge by AT&T pursuant to an agreement signed in December 2007, and

•
Additional increases in network maintenance costs in 2013 due to the growth of the wireless network due to the July 22, 2013 close of the AWN transaction and increased emphasis on our wireless network.

The increase in 2013 is partially off-set by an $11.0 million decrease in wireless equipment costs. Through the AWN transaction close the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through December 31, 2013, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. We expect the cost of wireless equipment sold to the Wireline segment's retail customers to be recorded in the Wireline segment in 2014.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA in 2013 is primarily due to increased revenue as described above in “Wireless Segment Revenues.” This increase was partially offset by increased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold" and an increase in selling, general and administrative expense. The decrease in Adjusted EBITDA in 2012 is primarily due to an increase in Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold." This decrease was partially offset by increased revenue as described above in “Wireless Segment Revenues.”

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

•
Business Services - we offer a full range of retail wireless, data, video and voice services to local, national and global businesses, governmental entities and public and private educational institutions and wholesale data and voice services to common carrier customers.

•
Managed Broadband – we offer Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

The components of Wireline segment revenue are as follows (amounts in thousands):

	2013	2012	2011	Percentage Change 2013 vs. 2012	Percentage Change 2012 vs. 2011
Consumer
Wireless	$28,031	26,416	24,291	6%	9%
Data	99,740	86,466	71,977	15%	20%
Video	111,368	115,306	118,635	(3)%	(3)%
Voice	35,666	41,169	51,847	(13)%	(21)%
Business Services
Wireless	2,872	2,881	2,918	—%	(1)%
Data	154,498	143,907	144,145	7%	—%
Video	15,171	12,842	11,605	18%	11%
Voice	50,273	48,262	49,192	4%	(2)%
Managed Broadband
Data	95,645	86,562	63,248	10%	37%
Voice	21,166	21,625	22,002	(2)%	(2)%
Total Wireline segment revenue	$614,430	585,436	559,860	5%	5%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for 2013, 2012, and 2011 are as follows (amounts in thousands):

	2013	2012	2011	Percentage Change 2013 vs. 2012	Percentage Change 2012 vs. 2011
Wireline segment Cost of Goods Sold	$212,376	188,764	184,712	13%	2%
Wireline segment Adjusted EBITDA	$157,674	176,007	161,326	(10)%	9%

See note 10 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

	2013	2012	2011	Percentage Change 2013 vs. 2012	Percentage Change 2012 vs. 2011
Consumer
Data:
Cable modem subscribers[1]	115,300	115,600	108,300	—%	7%
Video:
Basic subscribers[2]	117,900	122,300	125,000	(4)%	(2)%
Digital programming tier subscribers[3]	67,500	72,500	75,600	(7)%	(4)%
HD/DVR converter boxes[4]	96,900	90,400	89,400	7%	1%
Homes passed	247,400	243,600	242,100	2%	1%
Video ARPU[5]	$77.34	$77.98	$77.43	(1)%	1%

Voice:
Total local access lines in service[6]	61,000	69,700	77,600	(12)%	(10)%
Local access lines in service on GCI facilities[7]	56,900	64,900	72,000	(12)%	(10)%
Business Services
Data:
Cable modem subscribers[1]	14,000	13,300	11,100	5%	20%
Voice:
Total local access lines in service[6]	48,800	51,600	51,400	(5)%	—%
Local access lines in service on GCI facilities[6]	34,700	30,800	28,700	13%	7%
Combined Consumer and Business Services
Multiple System Operator Operating Statistics
Customer relationships[7]	122,400	126,700	129,400	(3)%	(2)%
Revenue generating units[8]	334,100	343,900	345,900	(3)%	(1)%
Wireless
Consumer Lifeline wireless lines in service[9]	29,300	32,400	42,400	(10)%	(24)%
Consumer Non-Lifeline wireless lines in service[10]	93,600	90,600	82,200	3%	10%
Business Services Non-Lifeline wireless lines in service[10]	18,600	17,000	15,300	9%	11%
Total wireless lines in service	141,500	140,000	139,900	1%	—%
Wireless ARPU[11]	$49.60	$46.25	$44.60	7%	4%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in 2013, 2012, and 2011 ("Video ARPU").
6 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.
[7] The number of customers that receive at least one level of service utilizing our cable service facilities, encompassing voice, video, and data services, without regard to which services customers purchase.

[8] The sum of all primary digital video, high-speed data, and telephony customers, not counting additional outlets.
9 A Lifeline wireless line in service is defined as a revenue generating wireless device that is eligible for Lifeline support. The Universal Service Fund's Lifeline program is administered by the Universal Service Administrative Company and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.

10 A non-Lifeline wireless line in service is defined as a revenue generating wireless device that is not eligible for Lifeline support.

[11] Average monthly wireless revenues, excluding those from other wireless carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU"). Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment for 2013, 2012, and 2011.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $12.2 million or 16% and $11.6 million or 18% increase in cable modem revenue for 2013 and 2012, respectively, due to an increase in the average number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher usage limits. Additionally, data revenue increased $2.9 million or 57% in 2012 due to an increase in excess usage revenue.

The decrease in voice revenue in 2012 is primarily due to:

•
A 21% decrease in local service plan fee revenue to $15.9 million due to decreased subscribers and a February 2012 rate decrease to one of our popular plans. We expect local access lines in service to continue to decline in the future due to wireless substitution,

•
A 21% decrease in local service high cost support to $8.3 million due to the changes in the high cost support program as discussed above in the General Overview section of this Item 7 and a decrease in subscribers, and

•
A 39% decrease in long-distance usage to $2.4 million due to the lower rates mandated by the Intrastate Access Reform Act ("Intrastate Access Reform") which went into effect in July 2011, along with our introduction of a popular new plan offering unlimited interstate and intrastate calling which went into effect in August 2011.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The increase in data revenue in 2013 is primarily due to a $10.2 million or 20% in managed services project revenue due to special project work. The decrease in data revenue in 2012 is primarily due to a $4.5 million or 5% decrease due to rate compression that was partially offset by a $4.2 million or 9% increase in special project work.

Managed Broadband
The increase in data revenue in 2013 and 2012 is primarily due to:

•
A $12.3 million and $19.0 million increase in 2013 and 2012, respectively, in monthly contract revenue due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers due to increased demand,

•	A $2.5 million increase in 2012 in product sales to our customers, and

•
Recognition of $1.6 million in 2012 in previously denied funding from the USAC for one ConnectMD® customer for the funding year July 2008 to June 2009.  We had appealed the funding denial and received notice during the second quarter of 2012 that our appeal was successful and the funding was reinstated.

The increase in 2013 was partially offset by a $1.6 million decrease in product sales to our customers and the absence of $1.6 million in revenue recognized in 2012 for USAC funding that was reinstated as discussed above.

Wireline Segment Cost of Goods Sold

The individually significant items contributing to the 2013 and 2012 increases in Wireline segment Cost of Goods Sold include:

•	A 10% or $5.3 million increase in 2013 video Cost of Goods Sold primarily due to programming changes,

•
A 28% or $10.8 million and 10% or $3.4 million increase in managed services project Cost of Goods Sold for 2013 and 2012, respectively, related to the increased special project work described above in “Wireline Segment Revenues – Business Services,"

•
A 104% or $11.8 million increase in 2013 wireless Cost of Goods Sold primarily due to an increase in the number of handsets sold and a decrease in subsidies received from the Wireless segment for the purchase of wireless handsets. Through the AWN transaction close the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through December 31, 2013, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. We expect the cost of wireless equipment sold to the Wireline segment's retail customers to be recorded in the Wireline segment in 2014.,

•	A 57% or $4.1 million increase in 2012 in wireless Cost of Goods Sold primarily due to an increase in the number of wireless handsets sold, and

•	A $2.2 million increase in 2012 Cost of Goods Sold associated with the product sales revenue described above in "Wireline Segment Revenues - Managed Broadband."

The increases are partially offset by the following individually significant items:

•
A 9% or $3.1 million and 16% or $6.8 million decrease in voice Cost of Goods Sold for 2013 and 2012, respectively, due to the continuing decrease in long distance and local service subscribers. The 2012 decrease is also due to Intrastate Access Reform which went into effect in July 2011 and eliminated the incumbent local exchange carrier's ability to bill long distance carriers for certain intrastate line charges

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for 2013 is primarily due to an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and selling, general and administrative expense partially offset by an increase in revenues as described above in "Wireline Segment Revenues." The increase in Adjusted EBITDA for 2012 is primarily due to an increase in revenues as described above in "Wireline Segment Revenues" partially offset by an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and selling, general and administrative expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $27.8 million to $271.1 million for 2013 and $7.7 million to $243 million for 2012.  Individually significant items contributing to the increases include:

•	A $9.1 million and $4.2 million increase in labor costs for 2013 and 2012, respectively,

•	A $2.8 million increase in our company-wide success sharing bonus accrual for 2013,

•	A $2.3 million increase in contract labor related to non-capitalizable network projects for our ConnectMD® and SchoolAccess® customers for 2013,

•	A $2.5 million increase due to an increased usage of contract labor by our operating departments for 2013, and

•	$1.8 million and $2.9 million in transaction costs in 2013 and 2012, respectively, related to the AWN transaction.

As a percentage of total revenues, selling, general and administrative expenses were 33%, 34%, and 35% of revenue for 2013, 2012, and 2011, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $16.8 million to $147.3 million and $4.5 million to $130.5 million in 2013 and 2012, respectively.  The increases in 2013 and 2012 are primarily due to new assets placed in service in those years partially offset by assets which became fully depreciated during those years. Additionally, we recorded $8.8 million of depreciation and amortization expense in 2013 for the assets acquired from ACS as part of the AWN transaction.

Other Expense, Net
Other expense, net of other income, increased $2.4 million to $70.2 million in 2013 and decreased $9.9 million to $67.7 million in 2012. The 2013 increase is primarily due to increased interest expense attributable to increased borrowing on our Amended Senior Credit Facility. The 2012 decrease is primarily due the absence of a $9.1 million loss on extinguishment of debt recognized in 2011.

Income Tax Expense
Income tax expense totaled $11.0 million, $12.1 million, and $7.4 million in 2013, 2012, and 2011, respectively. Our effective income tax rate was 26%, 57%, and 57% in 2013, 2012, and 2011, respectively. Our effective income tax rate decreased in 2013 due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense.

At December 31, 2013, we have income tax net operating loss carryforwards of $294.5 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $120.9 million associated with income tax net operating losses that were generated from 2000 to 2013 and that expire from 2020 to 2033, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 23% to 28% in the year ending December 31, 2014.

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

As discussed in the General Overview section of this Item 2, on July 22, 2013, we closed the AWN transaction.  Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN.  As consideration for the contributed assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership percentage in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the Preference Period contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. We funded the purchase by borrowing $100.0 million under our Amended Senior Credit Facility on July 17, 2013.  We have also agreed to provide AWN a $50.0 million working capital line of credit.

We will manage AWN and receive a management fee of 4% of free cash flow as defined in the Wireless Agreement in the first two years of operations.  The management fee will increase to 6% in the third and fourth years of the agreement and to 8% after the fourth year of the agreement.  The management fee will be paid before distributions to the owners.

On November 1, 2013, we closed the transactions under the asset purchase agreements, pursuant to which Denali Media Holdings, Corp., a wholly owned subsidiary of GCI, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations for a total of $7.6 million.

We have entered into several financing arrangements under the New Markets Tax Credit (“NMTC”) program which have provided a total of $32.3 million in net cash to help fund the extension of terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  When completed, the project, called TERRA-NW, will connect to our TERRA-Southwest network and provide a high capacity backbone connection from the served communities to the Internet.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We placed into service Phase 1 and Phase 2 of the TERRA-NW project on January 3, 2013 and November 5, 2013, respectively.  The total net cash received under the NMTC program is recorded as restricted cash and included in Other Assets on our Consolidated Balance Sheets.  We have used $29.3 million of restricted cash to fund cumulative TERRA-NW capital expenditures through December 31, 2013.  We plan to fund an additional $10.0 million to complete TERRA-NW.

On February 28, 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We must file a long-form application with the FCC by April 4, 2014, which must be reviewed for final approval, before the award can be issued.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for 2013 and 2012, are summarized as follows (amounts in thousands):

	2013	2012
Operating activities	$159,634	152,783
Investing activities	(266,351)	(168,905)
Financing activities	127,197	11,226
Net increase (decrease) in cash and cash equivalents	$20,480	(4,896)

Operating Activities
The increase in cash flows provided by operating activities from 2012 to 2013 is due to an increase in net income that was partially offset by an increase in accounts receivable due to the timing of receipt of payments.

Investing Activities
Net cash used in investing activities consists primarily of cash paid for capital expenditures and $100.0 million to purchase wireless network assets from ACS as part of the close of the AWN transaction.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $180.6 million and $146.0 million during 2013 and 2012, respectively.  Our capital expenditures increased in 2013 primarily due an increase in spending to expand our network.  Depending on available opportunities and the amount of cash flow we generate during 2014, we expect our 2014 expenditures to total $170.0 million including core and non-core operations and excluding real estate acquisitions and an extension of satellite lease capacity.

Financing Activities
Net cash provided by financing activities in 2013 consists primarily of proceeds from borrowing $100.0 million under the term loan portion of our Amended Senior Credit Facility to fund the purchase of wireless network assets from ACS as part of the close of the AWN transaction and borrowings under the revolving portion of our Amended Senior Credit Facility. These proceeds were partially offset by repayments of Rural Utilities Service ("RUS") debt and repurchases of our common stock. Proceeds from borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Amended Senior Credit Facility includes a $240.0 million term loan and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $229.0 million outstanding under the term loan at December 31, 2013.  Under the revolving portion of the Amended Senior Credit Facility we have borrowed $32.0 million and have $4.4 million of letters of credit outstanding, which leaves $124.6 million available for borrowing as of December 31, 2013.  A total of $261.0 million is outstanding as of December 31, 2013.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6 3/4% Senior Notes due 2021 (“2021 Notes”), our $425.0 million in aggregate principal amount of 8.63% Senior Notes due 2019 ("2019 Notes), our Amended Senior Credit Facility, and our RUS loans.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $106.0 million of repurchases as of December 31, 2013.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2013 we repurchased 1.8 million shares of GCI common stock under the stock buyback program at a cost of $15.6 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2013 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt	$1,050,425	2,836	3,101	264,287	780,201
Interest on long-term debt	427,701	67,359	134,591	129,337	96,414
Capital lease obligations, including interest	101,987	11,758	23,478	23,453	43,298
Operating lease commitments	204,293	37,163	58,994	42,116	66,020
Purchase obligations	37,604	37,604	—	—	—
Total contractual obligations	$1,822,010	156,720	220,164	459,193	985,933

Long-term debt listed in the table above includes principal payments on our Amended Senior Credit Facility, 2019 and 2021 Notes and RUS debt.  Interest on the amount outstanding under our Amended Senior Credit Facility is based on variable rates.  We used the current rate paid on our Amended Senior Credit Facility to estimate our future interest payments.  Our 2019 Notes require semi-annual interest payments of $18.3 million through November 2019 and our 2021 Notes require semi-annual interest payments of $11.0 million through June 2021.  Our RUS debt has fixed interest rates ranging from 2.4% to 4.5%.  For a discussion of our 2019 and 2021 Notes, Amended Senior Credit Facility and RUS debt see note 6 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations include our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see note 13 in the accompanying “Notes to Consolidated Financial Statements.” We amended our transponder capacity lease agreement with Intelsat in October 2013 to lease additional transponder capacity on Intelsat's Galaxy 18 spacecraft. As a result, on January 1, 2014 we expect to increase our existing capital lease asset and liability by $9.4 million.

Purchase obligations include cancelable open purchase orders for goods and services for capital projects and normal operations totaling $37.6 million which are not included in our Consolidated Balance Sheets at December 31, 2013, because the goods had not been received or the services had not been performed at December 31, 2013.

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

Critical Accounting Policies and Estimates
Our accounting and reporting policies comply with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  Our financial position and results of operations can be affected by these estimates and assumptions, which are integral to understanding reported results.  Critical accounting policies are those policies that management believes are the most important to the portrayal of our financial condition and results, and require management to make estimates that are difficult, subjective or complex.  Most accounting policies are not considered by management to be critical accounting policies.  Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements.  These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including third parties or available prices, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under GAAP.  For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Management has discussed the development and the selection of critical accounting policies with our Audit Committee.

Those policies and estimates considered to be critical for the year ended December 31, 2013 are described below.

Revenue Recognition
The accounting estimates related to revenues from the Remote high cost, rural health, and schools and libraries USF programs are dependent on various inputs including our estimate of the statewide support cap, our assessment of the impact of new FCC regulations, the potential outcome of FCC proceedings and the potential outcome of USAC contract reviews.  Some of the inputs are subjective and based on our judgment regarding the outcome of certain variables and are subject to upward or downward adjustment in subsequent periods.  Significant changes to our estimates could result in material changes to the revenues we have recorded and could have a material effect on our financial condition and results of operations.

Allowance for Doubtful Receivables
We maintain allowances for doubtful receivables for estimated losses resulting from the inability of our customers to make required payments.  We also maintain an allowance for doubtful receivables based on notification that a customer may not have satisfactorily complied with rules necessary to obtain supplemental funding from USAC for services provided by us under our packaged communications offerings to rural hospitals, health clinics and school districts.  We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements, and our customers’ compliance with USAC rules.  If the financial condition of our customers were to deteriorate or if they are unable to emerge from reorganization proceedings, resulting in an impairment of their ability to make payments, additional allowances may be required.  If their financial condition improves, or they emerge successfully from reorganization proceedings, allowances may be reduced.  Such allowance changes could have a material effect on our financial condition and results of operations.

Impairment and Useful Lives of Intangible Assets
We had $504.8 million of indefinite-lived intangible assets at December 31, 2013, consisting of cable certificates of $191.6 million, goodwill of $219.0 million, wireless licenses of $91.4 million, and broadcast licenses of $2.8 million.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired.

We are allowed to first assess qualitative factors (“Step Zero”) to determine whether it is more likely than not that goodwill is impaired, however, we chose to assess goodwill for impairment using the traditional quantitative two-step process.  The first step of the quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our two reportable segments. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.

We are allowed to perform a Step Zero analysis for our annual test over our indefinite-lived intangible assets other than goodwill. However, we chose to test for impairment using the traditional quantitative approach. The impairment test for identifiable indefinite-lived intangible assets other than goodwill consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Our cable certificates are our largest indefinite-lived intangible asset other than goodwill and represent agreements with government entities to construct and operate a video business.  The value of our cable certificates is derived from the economic benefits we receive from the right to solicit new customers and to market new services.  The amount we have recorded for cable certificates is from cable system acquisitions.  The cable certificates are valued under a direct discounted cash flow method whereby the cash flow associated with existing customers is isolated after appropriate contributory asset charges and then projected based on an analysis of customer churn and attrition characteristics.

Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  The amount we have recorded is from acquisitions of wireless companies and auctions of wireless spectrum.  We use comparable market transactions from recent FCC auctions, as appropriate, and a hypothetical build-up method to value our wireless licenses.

Our broadcast licenses are from the FCC and give us the right to broadcast television stations within a certain geographical area. The amount we have recorded is from acquisitions of television stations. We did not perform an impairment test on our broadcast licenses during 2013 since we acquired them in November 2013 when we acquired the television stations pursuant to the Media Agreement.

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

We have allocated all of the goodwill to our reporting units and based on our annual impairment test as of October 31, 2013, the fair value of each reporting unit exceeded the book value by a range between 9% and 34%.  The reporting unit that exceeded the book value by 9% passed the goodwill impairment test by $78.1 million, which we believe is a large margin.  We believe none of our reporting units were close to failing step one of the goodwill impairment test.

Based on our annual impairment test as of October 31, 2013, the fair value of our cable certificates exceeded the book value by 43% and $82.9 million, which we believe is a large margin.  The fair value of our wireless licenses exceeded the book value by 25% and $22.6 million as of October 31, 2013, which we believe is a large margin.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  We have recorded deferred tax assets of $120.9 million associated with income tax net operating losses that were generated from 2000 to 2013, and that primarily expire from 2020 to 2033, and with charitable contributions that were converted to net operating losses in 2004 to 2007, and that expire in 2024 to 2027, respectively.  We have recorded deferred tax assets of $1.9 million associated with alternative minimum tax credits that do not expire.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2013, based on management’s belief that future reversals of existing temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Amended Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Amended Senior Credit Facility bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Amended Senior Credit Facility).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2013, we have borrowed $261.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $2.6 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 81. Our supplementary data is filed under Item 7, beginning on page 31.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting," our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) in 1992.

On July 22, 2013, we closed the transactions under the Wireless Agreement entered into on June 4, 2012, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. We have excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, AWN's internal control over financial reporting associated with net revenue of $13.8 million included in our consolidated financial statements as of and for the year ended December 31, 2013.

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2013, we maintained effective internal control over financial reporting.

Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2013, which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, we implemented internal controls over financial reporting related to revenue recognition from ACS's retail subscribers. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification

As of December 31, 2013, our board consisted of nine director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board's meeting immediately preceding each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2013:

Name	Age	Position
Stephen M. Brett[1]	73	Chairman, Director
Ronald A. Duncan[1]	61	President, Chief Executive Officer and Director
John M. Lowber	64	Senior Vice President, Chief Financial Officer, and Treasurer retired effective January 1, 2014
Peter J. Pounds	40	Senior Vice President, Chief Financial Officer, and Secretary effective January 1, 2014
G. Wilson Hughes	68	The Alaska Wireless Network Chief Executive Officer
William C. Behnke	56	Senior Vice President
Martin E. Cary	49	Vice President – General Manager, Managed Broadband Services
Gregory F. Chapados	56	Executive Vice President and Chief Operating Officer
Paul E. Landes	55	Senior Vice President and General Manager, Consumer Services
Gregory W. Pearce	50	Vice President and General Manager, Business Services
Tina M. Pidgeon	45	Senior Vice President, General Counsel and Government Affairs
Bridget L. Baker[1]	53	Director
Jerry A. Edgerton[1]	71	Director
Scott M. Fisher[1]	47	Director
William P. Glasgow[1]	55	Director
Mark W. Kroloff[1]	56	Director
Stephen R. Mooney[1]	54	Director
James M. Schneider[1]	61	Director
[1]The present classification of our board is as follows: (1) Class I – Messrs. Edgerton and Kroloff and Ms. Baker, whose present terms expire at the time of our 2014 annual meeting; (2) Class II – Messrs. Brett, Duncan and Mooney whose present terms expire at the time of our 2015 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our 2016 annual meeting.

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

In particular, our board considered important the following regarding its members.  With regard to Mr. Brett, our board considered his telecommunications and cable experience, as well as his over 40 year experience as a corporate lawyer.  With regard to Ms. Baker, our board considered her experience with broadcast and cable networks. With regards to Messrs. Fisher and Glasgow, our board considered the broad backgrounds of these individuals in finance and their operational experience with cable companies.  With regards to Messrs. Edgerton and Mooney, our board considered the extensive experience and expertise of these individuals in business development in the telecommunications industry.  Our board also considered the broad perspective brought by Mr. Kroloff's experience in operating diverse businesses throughout Alaska as well as his experience as a lawyer.  With regard to Mr. Schneider, our board considered his significant financial and accounting experience including his time spent as Chief Financial Officer of a large public company.

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

John M. Lowber.  Mr. Lowber served as our Chief Financial Officer since January 1987, as our Secretary and Treasurer since July 1988 and as one of our Senior Vice Presidents since December 1989. Mr. Lowber retired from the Company effective as of January 1, 2014.

Peter J. Pounds. Mr. Pounds became our Chief Financial Officer and one of our Senior Vice Presidents effective January 1, 2014. Prior to that he served as Vice President, Finance since 2009. Prior to that, he served as Senior Financial Analyst.

G. Wilson Hughes.  Mr. Hughes has served as the Chief Executive Officer of The Alaska Wireless Network, LLC since July 22, 2013. Prior to that he served as Executive Vice President – Wireless from June 4, 2012 to July 22, 2013.  Prior to that, he served as Executive Vice President and General Manager from June 1991 to June 4, 2012.

William C. Behnke.  Mr. Behnke has served as one of our Senior Vice Presidents since January 2001.

Martin E. Cary.  Mr. Cary has served as our Vice President – General Manager, Managed Broadband Services since September 2004.

Gregory F. Chapados.  Mr. Chapados has served as our Executive Vice President and Chief Operating Officer since June 2012.  Prior to that, he served as one of our Senior Vice Presidents from June 2006 to June 2012.

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

Bridget L. Baker. Ms. Baker has served as a director on our board since July 2013. Since January 2013, she has been a Principal of Baker Media, Inc., an entertainment and media consulting firm that she founded. From 2006 to 2012, she was NBCUniversal's President of TV Networks where she oversaw the North American distribution of NBCUniversal's content across the cable, satellite, and telecommunications industry. Her present term as a director on our board expires at the time of our 2014 annual meeting.

Jerry A. Edgerton.  Mr. Edgerton has served as a director on our board since June 2004.  Since January 2013, he has been Chief Executive Officer of Cumulus Solutions, Inc., a provider of visual collaboration tools. From September 2011 to December 2012, he was President of Global Services for iNETWORKS Group, Inc., a comprehensive telecommunications solutions provider.  From July 2009 to August 2011, he was President of Government Markets for Core 180, a network integrator for large governmental and commercial customers.  From November 2007 to May 2009, he was Chief Executive Officer for Command Information, Inc., a next generation Internet service company.  From April 2007 to October 2007, Mr. Edgerton was an advisor on matters affecting the telecommunications industry as well as the U.S. government.  Prior to that and from January 2006 to April 2007, he was Group President of Verizon Federal.  Prior to that and from November 1996, he was Senior Vice President – Government Markets for MCI Communications Corporation, an affiliate of MCI, which was later acquired by Verizon Communications, Inc.  His present term as a director on our board expires at the time of our 2014 annual meeting.

Scott M. Fisher.  Mr. Fisher has served on our board since December 2005.  From 1998 to the present, he has been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado.  During that time, Fisher Capital owned and operated Peak Cablevision, a multiple system cable television operator with approximately 120,000 subscribers.  At Peak Cablevision, Mr. Fisher was responsible for television programming and corporate development.  From June 1990 to April 1998, he was Vice President at The Bank of New York and BNY Capital Resources Corporation, an affiliate of The Bank of New York, where he worked in the corporate lending and commercial leasing departments.  Mr. Fisher serves on the advisory boards of several private companies.  His present term as director on our board expires at the time of our 2016 annual meeting.

William P. Glasgow.  Mr. Glasgow has served as a director on our board since 1996.  From 2005 to the present, Mr. Glasgow has been Chief Executive Officer of AmericanWay Education.  From 1999 to December 2004, he was President/CEO of Security Broadband Corp.  From 2000 to the present Mr. Glasgow has been President of Diamond Ventures, L.L.C., a Texas limited liability company and sole general partner of Prime II Management, L.P., and Prime II Investments, L.P., both of which are Delaware limited partnerships.  Since 1996, he has been President of Prime II Management, Inc., a Delaware corporation, which was formerly the sole general partner of Prime II Management, L.P.  His present term as a director on our board expires at the time of our 2016 annual meeting.

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

James M. Schneider.  Mr. Schneider has served as a director on our board since July 1994.  He has been Chairman of Frontier Bancshares, Inc. since February 2007.  Prior to that, Mr. Schneider had been Senior Vice President and Chief Financial Officer for Dell, Inc. from March 2000 to February 2007.  Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000.  He served on the board of directors of GAP, Inc. from September 2003 to October 2010.  Mr. Schneider also served on the board of directors of Lockheed Martin Corporation from December 2005 to August 2010.  His present term as a director on our board expires at the time of our 2016 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2013, one of our executive officers (Mr. Chapados) inadvertently failed to file a Form 4 with the SEC that was due on February 4, 2013, however the filing was made on February 12, 2013. Another executive officer (Mr. Hughes) inadvertently failed to file a Form 4 with the SEC that was due on January 18, 2013, however the filing was made on January 29, 2013. Additionally, Ms. Pidgeon, an executive officer, inadvertently failed to file Forms 4 with the SEC that were due on March 12, 2013 and April 1, 2013, however, both filings were made by March 18, 2013 and April 2, 2013, respectively. Ms. Pidgeon also failed to file a Form 4 with the SEC that was due on April 12, 2013, however, the filing was made on August 9, 2013. Mr. Landes, an executive officer, inadvertently failed to file a Form 4 with the SEC that was due on December 13, 2013, however the filing was made on March 5, 2014.

Code of Business Conduct and Ethics

Our current Code of Business Conduct and Ethics ("Ethics Code"), was adopted by our board in 2013.  It applies to all of our officers, directors and employees.  The Ethics Code takes as its basis a set of business principles adopted by our board several years ago.  It also builds upon the basic requirements for a code of ethics as required by federal securities law and rules adopted by the SEC.

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

No Change in Nominating Procedure

There were no changes made during 2013 to the procedure by which our shareholders may recommend nominees to our board.

Litigation and Regulatory Matters

We were, as of December 31, 2013, involved in several administrative and civil action matters primarily related to our telecommunications markets in Alaska and the remaining 49 states and other regulatory matters.  These actions are discussed in more detail elsewhere in this report.  See "Part I – Item 3 – Legal Proceedings."  However, as of that date, our board was unaware of any legal proceedings in which one or more of our directors, officers, affiliates or owners of record or beneficially of more than 5% of any class of our voting securities, or any associates of the previously listed persons were parties adverse to us or any of our subsidiaries.  Furthermore, as of that date, our board was unaware of any events occurring during the past 10 years materially adverse to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

In December 2010, Mr. Schneider settled charges brought against him by the SEC for actions that allegedly took place when he was the chief financial officer at Dell, Inc.  Mr. Schneider is no longer employed by Dell, Inc.  He settled the charges and consented to the issuance of an SEC administrative order without admitting or denying the SEC's findings, with limited exceptions.  The limited exceptions are acknowledgment of the SEC's jurisdiction over Mr. Schneider and the subject matter of the SEC proceedings brought against him, and the SEC findings with respect to litigation involving that company and certain of its senior executive officers including Mr. Schneider.  The court in that litigation entered an order permanently enjoining Mr. Schneider, by consent, from future violations of specified provisions of federal securities law.  Mr. Schneider agreed to pay, as specified in the court's order, $3 million as a civil money penalty and $83,096 in disgorgement of ill-gotten gains, as well as $38,640 in prejudgment interest.  In the settlement with the SEC, Mr. Schneider has further consented to his suspension from appearing or practicing before the SEC as an accountant for at least five years, after which time he may request reinstatement by application to the SEC.  As of December 31, 2013, Mr. Schneider was making payments in accordance with the terms of the court order.

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

Our board believes that Messrs. Fisher, Glasgow and Mooney, are audit committee financial experts ("Audit Committee Financial Experts") and also meet the Nasdaq requirements for financial sophistication.  Our board further believes that Messrs. Fisher, Glasgow and Mooney are each an independent director as the term is defined in the Nasdaq Stock Market corporate listing standards (to which the Company is subject), i.e., an individual other than one of our executive officers or employees or any other individual having a relationship which in the opinion of our board would interfere in carrying out the responsibilities of a director ("Independent Director") and are independent as defined by Rule 10A-3(b)(1) under the Exchange Act.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview –

Compensation of our executive officers and directors during 2013 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program").  This compensation discussion and analysis ("Compensation Discussion and Analysis") addresses the material elements of our Compensation Program as applied to our Chief Executive Officer, our Chief Financial Officer, and to each of our three other most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2013.  All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers").  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

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

Our board adopted a charter for the Compensation Committee during 2013.  The charter of the Compensation Committee guides decisions regarding our Compensation Program, the aspects of which are described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Process."

Our Charter of the Compensation Committee sets forth the scope of authority of our Compensation Committee and requires the committee to carry out the following:

•	Review, on an annual basis, plans and targets for executive officer and board member compensation, if any –

◦
Review is specifically to address expected performance and compensation of, and the criteria on which compensation is based for, the Chief Executive Officer and such other of our executive officers as our board may designate for this purpose.

•	Monitor the effect of ongoing events on, and the effectiveness of, existing compensation policies, goals, and plans –

◦	Events specifically include but are not limited to the status of the premise that all pay systems correlate with our compensation goals and policies.

◦	Report from time to time, its findings to our board.

•	Administer our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan") and approve grants of options and awards pursuant to the plan.

•	Strive to make our compensation plans fair and structured so as to maximize shareholder value.

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

Process –

Overview.  Our Compensation Committee reviews and approves the base salary, incentive and other compensation of our Chief Executive Officer and senior executive officers, including the Named Executive Officers.  The analyses and recommendations of the Chief Executive Officer on these matters may be considered by our Compensation Committee in its deliberations and approvals.

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

Our process for determining executive compensation and benefits does not involve a precise and identifiable formula or link between each element and our Compensation Principles.  However, it takes into consideration market practice and information provided by our management.  Furthermore, it is based upon the relationship of compensation as shall be paid and financial performance of the Company.  It is also the result of discussion among our Compensation Committee members and management.  Ultimately it is based upon the judgment of our Compensation Committee.

Each year our Compensation Committee reviews elements of compensation for each of our senior executive officers including, for 2013, the Named Executive Officers.

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

The Compensation Committee determined that, in general, base compensation levels for the Company's senior officers were reasonable and within the 50th and 75th percentile when compared to officers of companies in our peer group having comparable financial performance when it completed its review in 2010.

Based on its review in 2010, the Compensation Committee established a four year compensation plan that ended in 2013.  During 2013, the Compensation Committee analyzed such things as the economy and the business environment in which the Company operates to determine if any modifications were needed to the four year compensation plan established during 2010.  Based on its review, the Compensation Committee concluded that that the salaries and incentive compensation established in 2010 were still appropriate for the senior executive officers with a few exceptions.  See “Part III – Item 11 – Compensation Discussion and Analysis: Performance Rewarded.” The Compensation Committee believes the framework established in 2010 continues to provide an effective framework upon which the Compensation Program is based. The Compensation Committee has modified the Compensation Program at its discretion to continue its effectiveness for motivating the senior executive officers and aligning their interests with the long term interests of our shareholders and believes it is appropriate for the next three years.

Elements of Compensation –

Overview.  For 2013, the elements of compensation in our Compensation Program were as follows:

•	Base Salary.

•	Incentive Compensation Bonus Plan ("Incentive Compensation Plan").

•	Stock Option Plan.

•	Perquisites.

•	Retirement and Welfare Benefits.

As of December 31, 2013, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of that date, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, in the event of a change in control, all options and restricted stock of our Named Executive Officers will vest.  See "Part III – Item 11 – Executive Compensation:  Potential Payments upon Termination or Change-in-Control."

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

Base Salary.  Effective January 1, 2013, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see "Part III – Item 11 – Executive Compensation:  Summary Compensation Table") were approved by the Compensation Committee.

Mr. Duncan's base salary reflects cash compensation of $840,000 per year until adjusted by our Compensation Committee.  Mr. Duncan's duties remained unchanged during 2013.  Mr. Duncan’s base salary was increased to $925,000 effective January 1, 2014.  See “Part III – Item 11 – Executive Compensation: Performance Rewarded.”

Mr. Hughes' base salary reflects cash compensation of $362,500 per year and $125,000 credited to his Deferred Compensation Arrangement account with us.  Mr. Hughes was our Executive Vice President – Wireless before we closed the Alaska Wireless Network, LLC (“AWN”) transaction on July 22, 2013 at which time Mr. Hughes became President and Chief Executive Officer of AWN.

Mr. Lowber's base salary reflects cash compensation of $260,000 and $135,000 credited to his Deferred Compensation Arrangement account with us.  His duties remained unchanged during 2013.  Mr. Lowber retired from the Company effective January 1, 2014.

Mr. Chapados' base salary reflects cash compensation of $350,000.  His duties remained unchanged during 2013.  Mr. Chapados base salary was increased to $450,000 effective January 1, 2014. See “Part III – Item 11 – Executive Compensation: Performance Rewarded.”

Mr. Pearce's base salary reflects cash compensation of $160,000.  His duties remained unchanged during 2013.

Incentive Compensation Plan.  Overview – A portion of the Company's compensation to each Named Executive Officer relates to, and is contingent upon, the officer's performance and our financial performance and resources.

Messrs. Duncan, Hughes, Lowber and Chapados – Overview.  In October 2010, our board approved changes to our Incentive Compensation Plan for four of our Named Executive Officers (Messrs. Duncan, Hughes, Lowber and Chapados, collectively "Four Named Executive Officers").  The changes resulted from ongoing discussions during 2009 and 2010 that formed a plan that was in place for those Four Named Executive Officers through 2013. This Incentive Compensation Plan does not apply to the fifth Named Executive Officer, Mr. Pearce.

In the context of the Four Named Executive Officers, the Compensation Committee first determined the targeted annual incentive compensation for each of them.  After setting these targets, the Compensation Committee then split that amount between short-term and long-term incentive compensation.  Both short-term and long-term incentive compensation is paid out in the form of 50% cash and 50% restricted stock grants that vest 100% at the end of three years, unless otherwise determined by the Compensation Committee based on the individual circumstances of each of the Four Named Executive Officer.  Therefore, even the short-term incentive compensation is designed to encourage the focus of these executives on long-term performance.  Annual cash bonuses are intended to reward short-term performance and to make our senior executive compensation packages competitive with comparable executive positions in other companies.

Short-Term Incentive Compensation.  The following table provides a summary of the 2013 short-term incentive compensation targets for the Named Executive Officers:

Name	Adjusted EBITDA less Capex Goal ($)	Capex Spending ($)	Discretionary ($)	Total 2013 Short-Term Incentive Compensation Plan Target ($)
Ronald A. Duncan	300,000	100,000	810,000	1,210,000
G. Wilson Hughes	200,000	50,000	216,667	466,667
John M. Lowber	100,000	50,000	200,000	350,000
Gregory F. Chapados	150,000	50,000	300,000	500,000

The following is a description of what each of these short-term incentive compensation targets are and how they are measured.

Adjusted EBITDA less Capex.  The Adjusted EBITDA less Capex Goal is intended to focus Messrs. Duncan, Lowber and Chapados on increasing the earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss from equity investments, net income or loss attributable to non-controlling interest resulting from New Markets Tax Credit transactions and non-cash contribution adjustment (“Adjusted EBITDA”) less Capex of the Company and in the case of Mr. Hughes on increasing the Adjusted EBITDA less Capex of AWN. The goal is achieved by the Company recording Adjusted EBITDA less Capex that is greater than the targeted Adjusted EBITDA less Capex.

The targets for this metric were $89.9 million in 2013 for Messrs. Duncan, Lowber, and Chapados and $37.6 million for Mr. Hughes who would earn their Target Incentive Compensation for this goal if the metric was exceeded.  In the case of Messrs. Duncan, Lowber, and Chapados, the incentive compensation earned is increased or decreased from the Target Incentive Compensation by 5% for each $1 million that the actual Adjusted EBITDA less Capex is above or below the Adjusted EBITDA less Capex metric. In the case of Mr. Hughes, his incentive compensation earned is increased or decreased from the Target Incentive Compensation by 10% for each $1 million that the actual Adjusted EBITDA less Capex is above or below the Adjusted EBITDA less Capex metric.

Capex Spending.  The Capex Spending target is based on core adjusted cash capex spending ("Capex Spending")not exceeding the goal set forth by our board.  For Messrs. Duncan, Lowber, and Chapados the goal was $150 million in 2013.  In 2013 the targeted incentive for Capex Spending will be paid out at 100% if the total Capex Spending for the year is $150 million or less.  If Capex Spending exceeds $152 million, the payout would reduce in a linear fashion to zero at $156 million.  For 2013, the Capex Spending was $135.6 million.

In the case of Mr. Hughes, the Capex Spending goal for AWN was $35.5 million. In 2013 the targeted incentive for Capex Spending will be paid out at 100% if the total Capex Spending for the year is $35.5 million or less.  If Capex Spending exceeds $37.5 million, the payout would reduce in a linear fashion to zero at $39.5 million.  For 2013, the Capex Spending was $30.0 million.

Discretionary.   The board will take various factors into account when deciding on the payout of the discretionary portion of the plan applying to the Named Executive Officers.  These factors include, but are not limited to, leadership, crisis management, succession planning, strategic planning, risk management, special projects, financial reporting, and compliance with our debt covenants.

The following table summarizes the 2013 short-term incentive compensation achieved by Messrs. Duncan, Hughes, Lowber, and Chapados, each of whom participated in this plan.  The 2013 short-term incentive compensation was paid 50% in cash and 50% issued in the form of restricted stock grants; the majority of the cash portion was paid in 2013 with the remainder paid in 2014:

Goals	Ronald A. Duncan	G. Wilson Hughes	John M. Lowber	Gregory F. Chapados
Adjusted EBITDA less Capex Goal – Target Incentive Compensation	$300,000	$200,000	$100,000	$150,000
Adjusted EBITDA less Capex Goal Achievement[1]	244.3%	345.2%	244.3%	244.3%
2013 Adjusted EBITDA less Capex Incentive Compensation Earned	$732,900	$690,400	$244,300	$366,450

Capex Spending	$100,000	$50,000	$50,000	$50,000
Capex Spending Achievement	100%	100%	100%	100%
2013 Capex Spending Incentive Compensation Earned	$100,000	$50,000	$50,000	$50,000

Discretionary	$810,000	$216,667	$200,000	$300,000
Discretionary Achievement[2]	96.7%	92.3%	98.8%	89.6%
2013 Discretionary Incentive Compensation Earned	$783,000	$200,000	$197,500	$268,750

2013 Short-Term Incentive Compensation Earned	$1,615,900	$940,400	$491,800	$685,200
_____________

[1]
The Adjusted EBITDA less Capex metric for 2013 was $89,852,000 for the Company.  Messrs. Duncan, Lowber and Chapados would earn their Target Incentive Compensation for this goal if the Company had Adjusted EBITDA less Capex equal to the metric.  The Target Incentive Compensation is increased or decreased by 5% for each $1 million that the actual Adjusted EBITDA less Capex is above or below the metric.  For 2013, the actual Adjusted EBITDA less Capex was $118,717,000 resulting in actual Adjusted EBITDA less Capex that was $28,865,000 above the metric, therefore, the Target Incentive Compensation was increased by 144.3%.

The Adjusted EBITDA less Capex metric for 2013 was $37,649,000 million for AWN. Mr. Hughes would earn his Target Incentive Compensation for this goal if AWN had Adjusted EBITDA less Capex equal to the metric. The Target Incentive Compensation is increased or decreased by 10% for each $1 million that the actual Adjusted EBITDA less Capex is above or below the metric.  For 2013, the actual Adjusted EBITDA less Capex for AWN was $62,172,000 resulting in actual Free Cash Flow that was $24,523,000 above the metric, therefore, the Target Incentive Compensation was increased by 245.2%.

[2]
Our Compensation Committee considered the following factors regarding the Discretionary Achievement of the Named Executive Officers.  With regard to Mr. Duncan, the Compensation Committee took into account his leadership during 2013, performance in developing a strategic plan for key components of our business, diversification and succession planning.  With regard to Mr. Hughes, the Compensation Committee took into account his leadership of the AWN integration, succession planning and the operations of our wireless strategy.  With regard to Mr. Lowber, the Compensation Committee considered his leadership in regards to risk management, management development and financial reporting.  With regard to Mr. Chapados, the Compensation Committee considered, among other thing, his leadership, his operating of the Wireline segment, his strategic and financial planning, and risk management.

_____________

Long-Term Incentive Compensation. $290 million Adjusted EBITDA Plan. The goal of this portion of the Incentive Compensation Plan for the Four Named Executive Officers is to drive long-term Adjusted EBITDA growth. To achieve the target level of payments under the plan, it would be necessary to have $225 million in Adjusted EBITDA in 2011 and $250 million in Adjusted EBITDA in 2013. Effective January 1, 2014, we no longer have a long-term incentive compensation component of our plan since we believe the incentive compensation plan has a long-term component in that incentive compensation is paid 50% in cash and 50% in restricted stock grants that vest 100% at the end of three years.

Goals	Ronald A. Duncan	G. Wilson Hughes	John M. Lowber	Gregory F. Chapados
Target Long-Term Incentive Compensation	$700,000	$500,000	$400,000	$400,000
Long-Term Incentive Compensation Goal Achievement[1]	100.0%	100.0%	100.0%	100.0%
Long-Term Incentive Compensation Earned	$700,000	$500,000	$400,000	$400,000
_____________

[1]
The Adjusted EBITDA metric for 2013 adjusted for USF reform in 2011, changes to Capex and the AWN acquisition was $271.6 million. For 2013, the Company achieved Adjusted EBITDA adjusted for other acquisitions and diversification efforts of $272.2 million resulting in achievement of the target.

_____________

Incentive Compensation Targets.  Based on discussions with our CEO, management and the practices of other companies, our Compensation Committee approved the following incentive compensation targets for our Four Named Executive Officers (excluding Mr. Lowber who retired effective January 1, 2014) which is expected to be in place through 2016:

Name	Adjusted EBITDA less Capex Goal ($)	Capex Spending ($)	Discretionary ($)	Total 2014 Incentive Compensation Plan Target ($)
Ronald A. Duncan	310,000	150,000	1,015,000	1,475,000
G. Wilson Hughes	100,000	45,000	321,667	466,667
Gregory F. Chapados	180,000	90,000	630,000	900,000

See “Part III – Item 11 – Executive Compensation: Performance Rewarded” for additional discussion on the calculation of Mr. Duncan's Total 2014 Incentive Compensation Plan Target.

The Compensation Committee may change the incentive compensation amounts between the goals at its discretion.

Mr. Pearce - Mr. Pearce's incentive compensation was paid in accordance with the targeted incentive compensation based on a percentage of the growth of Business Services revenue less its cost of goods sold and its direct expenses compared to the prior year. The Compensation Committee believed that such a payment was appropriate given the strong performance of the Company's Business Services department. The incentive plan for Mr. Pearce for 2014 will be the same as his 2013 incentive plan.

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

The number of shares of Class A common stock allocated to the Stock Option Plan is 15.7 million shares.  The number of shares for which options or awards may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.  As of December 31, 2013, there were 0.6 million shares subject to outstanding options under the Stock Option Plan, 1.2 million shares granted subject to vesting, 3.4 million share grants had vested, 8.6 million shares had been issued upon the exercise of options under the plan, 1.3 million shares repurchased by the plan and 3.2 million shares remained available for additional grants under the plan.

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

◦
Success Sharing – An incentive program offered to all of our employees that shares 15% of the excess earnings before interest, taxes, depreciation, amortization and share based compensation expense over the highest previous year ("Success Sharing").

◦
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

Retirement and Welfare Benefits – GCI 401(k) Plan.  In January 1987, we adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits, decided by GCI’s Board of Directors each year. Named Executive Officers may, along with our employees generally, participate in our GCI 401(k) Plan in which we may provide matching contributions in accordance with the terms of the plan.

As of December 31, 2013, there remained 5,028,217 shares of Class A and 463,989 shares of Class B common stock allocated to our GCI 401(k) Plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

– Deferred Compensation Plan and Arrangements.  The Company provides to certain of our employees, including our executive officers and Named Executive Officers, opportunities to defer certain compensation under our nonqualified, unfunded, deferred compensation plan ("Deferred Compensation Plan").  In addition, we offer to our executive officers and to certain of our Named Executive Officers nonqualified, deferred compensation arrangements more specifically fashioned to the needs of the officer and us ("Deferred Compensation Arrangements").  During 2013, none of our officers participated in the Deferred Compensation Plan.  However, during 2013, two of our officers, both Named Executive Officers, participated in Deferred Compensation Arrangements specifically fashioned to their respective needs.  These Deferred Compensation Arrangements enable these individuals to defer compensation in excess of limits that apply to qualified plans, like our GCI 401(k) Plan, and to pursue other income tax goals which they set for themselves.

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

In 2013, the Compensation Program was used in the development of each Named Executive Officer's individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan."

In 2013, our Compensation Committee determined to increase the cash component of Mr. Chapados’ base salary from $350,000 to $450,000 effective January 1, 2014.  The increase to the cash component of Mr. Chapados’ base salary was to compensate him for the additional responsibilities resulting from the increased growth of the Company.

In 2013, our Compensation Committee increased the cash component of Mr. Duncan's base salary from $840,000 to $925,000 effective January 1, 2014. In addition, the Compensation Committee increased Mr. Duncan's annual Incentive Compensation target (exclusive of the former long-term incentive component) from $1,210,000 to $1,475,000 effective January 1, 2014. The increases to Mr. Duncan's base salary and Incentive Compensation are to compensate him for the additional responsibilities resulting from the growth of the Company. The amounts disclosed under Part III – Item 11 – Short-Term Incentive Compensation – 2014 Incentive Compensation Targets reflect the increase to Mr. Duncan’s 2014 incentive compensation target.

In 2013, our Compensation Committee modified the calculation of Mr. Duncan's Incentive Compensation target. Mr. Duncan's incentive compensation target will be calculated by multiplying the sum of his base salary, director cash compensation, estimated value of stock grant for service as a director, and incentive compensation ("Total Compensation") by the percentage increase in Adjusted EBITDA from Adjusted EBITDA in 2013 and adding that to his target incentive compensation.

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

Shareholder Advisory Votes on Executive Compensation

The agenda for the 2014 annual meeting will include an opportunity for our shareholders to provide an advisory vote on executive compensation of our Named Executive Officers. The vote on executive compensation will be advisory only and is not binding on the Company or its board.

Our board views decisions as to compensation of Company named executive officers, including but not limited to those for 2013, as its responsibility.  Our board takes this responsibility seriously and has gone to considerable effort to establish and implement a process for determining executive compensation as described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

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

Executive Compensation

Summary Compensation Table –

As of December 31, 2013, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal years 2013, 2012 and 2011.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

Summary Compensation Table

Name and Principal Position	Year	Salary[1] ($)	Bonus ($)	Nonequity Incentive Plan Compen-sation ($)	Stock Awards[2] ($)	Option Awards[2] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[3] ($)	All Other Compensation ($)[4]	Total ($)
Ronald A. Duncan[5] President and Chief Executive Officer	2013	830,000	—	1,158,158	523,371[6]	—	—	75,000	2,586,529
	2012	600,000	—	566,209	31,100	—	—	67,000	1,264,309
	2011	600,000	—	1,751,919	1,220,364[7]	—	—	61,500	3,633,783
G. Wilson Hughes Executive Vice President --- Wireless	2013	487,500	—	754,465	285,084[9]	—	296	19,500	1,546,845
	2012	487,500	—	229,223	1,486,342[9]	—	2,272	25,875	2,231,212
	2011	487,500	25,000[8]	400,108	412,095[7]	—	4,224	16,500	1,345,427
John M. Lowber Senior Vice President, Chief Financial Officer and Treasurer	2013	395,000	—	445,353	123,383[6]	—	14,843	17,500	996,079
	2012	395,000	—	145,723	372,299[10]	—	8,924	24,875	946,821
	2011	395,000	—	325,432	287,097[7]	—	3,058	18,500	1,029,087
Gregory F. Chapados Executive Vice President and Chief Operating Officer	2013	347,917	—	542,654	143,286[6]	—	—	21,500	1,055,357
	2012	300,000	—	169,223	998,208[11]	—	—	19,000	1,486,431
	2011	300,000	—	328,846	265,770[7]	—	—	23,087	917,703
Gregory Pearce[12] Vice President General Manager, Business Services	2013	160,000	—	520,024	427,737[6]	—	—	20,385	1,128,146
________________________

[1]	For 2011, 2012 and 2013, salary includes deferred compensation of $125,000 and $135,000 for Messrs. Hughes and Lowber, respectively.

[2]
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

[3]
The amount shown represents the above-market earnings on nonqualified deferred compensation plan balances. Above market-earnings is defined as earnings in excess of 120% of the long-term monthly applicable federal rate (AFR).

[4]	See, "Components of 'All Other Compensation'" table displayed below for more detail.

[5]
In 2011, Mr. Duncan received $105,534 in compensation for service on our board including $45,000 in director fees and stock award valued at $60,534.  In 2012, Mr. Duncan received $81,100 in compensation for service on our board in the form of $50,000 in director fees and a stock award valued at $31,100. In 2013, Mr. Duncan received $106,450 in compensation for service on our board in the form of $57,500 in director fees and a stock award valued at $43,950.

[6]	The Stock Awards granted during 2013 were for the Named Executive Officer's performance during 2012.

[7]	The Stock Awards granted during 2011 were for the Named Executive Officer’s performance during 2010.

[8]	The Bonus Compensation represents compensation paid pursuant to the Incentive Compensation Plan in excess of the target payment under the plan.

[9]
In 2012, Mr. Hughes received a stock award with a grant date fair value of $486,338 for his performance during 2011 and a stock award with a grant date fair value of $1,000,004 to incentivize Mr. Hughes to stay to lead the integration of AWN. In 2013, Mr. Hughes received a stock award with a grant date fair value of $194,084 for his perfomance during 2012 and a stock award with a grant date fair value of $91,000 granted upon the successful close of AWN.

[10]	The Stock Awards granted during 2012 were for the Named Executive Officer’s performance during 2011.

[11]
Mr. Chapados received a stock award with a grant date fair value of $376,208 for his performance during 2011 and a stock award with a grant date fair value of $622,000 upon his promotion to Chief Operating Officer.

[12]	Compensation for Mr. Pearce is only provided for 2013 as he was not a Named Executive Officer in 2012 or 2011.
______________________

The amounts reported under the "All Other Compensation" column are comprised of the following:

Components of "All Other Compensation"

Name and Principal Position	Year	Stock Purchase Plan[1] ($)	Board Fees ($)	Success Sharing[2] ($)	Use of Company Leased Aircraft[3] ($)	Miscellaneous ($)	Total ($)
Ronald A. Duncan	2013	17,500	57,500	---	---	---	75,000
	2012	17,000	50,000	---	---	---	67,000
	2011	16,500	45,000	---	---	---	61,500
G. Wilson Hughes	2013	17,500	---	---	---	2,000[4]	19,500
	2012	17,000	---	---	7,875	1,000[4]	25,875
	2011	16,500	---	---	---	---	16,500
John M. Lowber	2013	17,500	---	---	---	---	17,500
	2012	17,000	---	---	7,875	---	24,875
	2011	16,500	---	---	---	2,000[4]	18,500
Gregory F. Chapados	2013	17,500	---	---	---	4,000[4]	21,500
	2012	17,000	---	---	---	2,000[4]	19,000
	2011	16,500	---	---	---	6,587[5]	23,087
Gregory Pearce	2013	17,500	---	---	---	2,885[6]	20,385
________________________

[1]
Amounts are contributions by us matching each employee's contribution.  Matching contributions by us under our GCI 401(k) Plan are available to each of our full time employees with over one year of service.  During 2013, the match was based upon the lesser of $17,500 ($17,000 for 2012 and $16,500 for 2011) or 10% of the employee's salary and the total of the employee's pre-tax and post-tax contributions to the plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Retirement and Welfare Benefits – GCI 401(k) Plan."

[2]	See "Part III – Item 11 – Compensation Discussion and Analysis: Elements of Compensation – Perquisites."

[3]	The value of use of Company leased aircraft is shown at the variable cost to the Company.

[4]	Compensation for attending certain management meetings.

[5]	Includes $4,587 for a guest to accompany Mr. Chapados on a business trip and $2,000 for attending certain management meetings.

[6]	Compensation for a guest to accompany Mr. Pearce on a business trip.
_____________________

Grants of Plan-Based Awards Table –

The following table displays specific information on grants of options, awards and non-equity incentive plan awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2013.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards[1] ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ronald A. Duncan	02/12/13	---	---	---	---	---	---	59,042[2]	---	---	479,421
	06/01/13	---	---	---	---	---	---	5,000[3]	---	---	43,950
G. Wilson Hughes	02/12/13	---	---	---	---	---	---	23,902[2]	---	---	194,084
	07/22/13	---	---	---	---	---	---	10,000[4]	---	---	91,000
John M. Lowber	02/12/13	---	---	---	---	---	---	15,195[2]	---	---	123,383
Gregory F. Chapados	02/12/13	---	---	---	---	---	---	17,646[2]	---	---	143,286
Gregory Pearce	02/12/13	---	---	---	---	---	---	52,677[2]	---	---	427,737
______________________

[1]	Computed in accordance with FASB ASC Topic 718.

[2]
Represents the 50% portion of the 2012 incentive compensation paid in the form of restricted stock grants under our Incentive Compensation Plan that were not granted until 2013.  Restricted stock awards are included in the "Stock Awards" column of the Summary Compensation Table above.

[3]	Mr. Duncan's stock award was granted pursuant to the terms of our Director Compensation Plan. See "Part III – Item 11 – Director Compensation."

[4]	Mr. Hughes received a restricted stock award of 10,000 shares upon the successful closing of the AWN transaction. The award will vest one year from the closing date of the AWN transaction.
____________________

Outstanding Equity Awards at Fiscal Year-End Table –

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2013.  Vesting of these options and awards varies for the Named Executive Officers as described in the footnotes to the table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards[1]				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Duncan	250,000	---	8.40	6/24/2014	---	---	---	---
	150,000	---	5.32	2/8/2020	---	---	---	---
	---	---	---	---	59,042[2]	658,318[2]	---	---
G. Wilson Hughes	---	---	---	---	10,000[3]	111,500[3]	---	---
	---	---	---	---	43,423[4]	484,166[4]	---	---
	---	---	---	---	117,925[5]	1,314,864[5]	---	---
	---	---	---	---	23,902[2]	266,507[2]	---	---
John M. Lowber	---	---	---	---	33,241[4]	370,637[4]	---	---
	---	---	---	---	15,195[6]	169,424[6]
Gregory F. Chapados	100,000	---	7.95	1/9/2018	---	---	---	---
	---	---	---	---	10,000[7]	111,500[7]	---	---
	---	---	---	---	33,590[4]	374,529[4]	---	---
	---	---	---	---	50,000[8]	557,500[8]	---	---
	---	---	---	---	17,646[2]	196,753[2]	---	---
	---	---	---	---	100,000[9]	1,115,000[9]	---	---
Gregory Pearce	---	---	---	---	35,117[10]	391,555[10]	---	---
_____________________

[1]	Stock option awards generally vest over five years and expire ten years from grant date, except as noted in the footnotes below.

[2]	Restricted stock vests on November 30, 2015.

[3]	Restricted stock vests on July 22, 2014.

[4]	Restricted stock vests on November 30, 2014.

[5]	Restricted stock vests 58,962 shares on December 31, 2014 and 58,963 shares on December 31, 2015.

[6]	Restricted stock vests on January 1, 2015.

[7]	Restricted stock vests 5,000 shares on October 7 of 2014 and 2015.

[8]	Restricted stock vests on October 7, 2015.

[9]	Restricted stock vests on June 3, 2016.

[10]	Restricted stock vests 17,559 shares on November 30, 2014 and 17,558 shares on November 30, 2015.
_____________________

Option Exercises and Stock Vested Table –

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2013:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald A. Duncan	---	---	5,000[1]	43,950
	---	---	93,159	892,463
G. Wilson Hughes	---	---	33,100	317,098
John M. Lowber	---	---	14,098	115,463
	---	---	25,000	278,750
	---	---	23,060	220,915
Gregory F. Chapados	30,000	81,619	---	---
	---	---	18,797	153,947
	---	---	5,000	44,950
	---	---	21,347	204,504
Gregory W. Pearce	---	---	7,078	67,807
	---	---	7,408	70,969
	---	---	17,560	168,225
___________________

[1]	This stock award relates to Mr. Duncan's service as one of our directors.
_________________

Potential Payments upon Termination or Change-in-Control –

As of December 31, 2013, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of December 31, 2013, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, all outstanding options and awards for each of our Named Executive Officers would vest upon his or her disability, retirement or death, or a change-in-control of the Company.

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

None of our Named Executive Officers participated in our Deferred Compensation Plan during 2013.

Deferred Compensation Arrangements –

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers, including two of the Named Executive Officers.  These arrangements are negotiated with individual officers on a case-by-case basis.  The status of our Deferred Compensation Arrangements with our Named Executive Officers during 2013 is summarized for each of our Named Executive Officers in the following table, and further descriptions of them are provided following the table.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contribution in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FY ($)
Ronald A. Duncan	---	---	---	---	---
G. Wilson Hughes[1]	125,000	---	252,929	620,799	2,861,211
John M. Lowber[2]	135,000	---	99,035	200,000	1,231,072
Gregory F. Chapados	---	---	---	---	---
Gregory W. Pearce	---	---	---	---	---
_____________________

[1]	Includes earnings of $296 for Mr. Hughes that is reported in the Summary Compensation Table.

[2]	Includes earnings of $14,843 for Mr. Lowber that is reported in the Summary Compensation Table.
___________________

Mr. Hughes' Deferred Compensation Arrangement with us consists of three components.  The first component consisted of deferred compensation invested in 90,480 shares of Company Class A common stock.  The second component is $1,212,359 accrued at year end of which $125,000 in salary were deferred and $110,214 of interest were accrued during 2013.  This arrangement with us earns interest at the rate of 10% per year based upon the balance at the beginning of the year plus new salary deferrals during the year.  The third component is $640,000 accrued at year end of which $30,000 were accrued for 2013 interest.  This arrangement earns interest at 7.5% per year based upon the original $400,000 that was given to Mr. Hughes in consideration for his continued employment at the Company from January 1, 2006 through December 31, 2009.

Mr. Hughes' Deferred Compensation Arrangement provides that at his discretion or at termination of employment, he is entitled to receive the full amount owed in a lump sum, in monthly installments paid over a ten-year period, or in installments negotiated with the Company in accordance with statutory requirements.

Mr. Lowber's Deferred Compensation Arrangement with us consists of deferred salary which earns interest on the amounts deferred at 9% per year.  As of December 31, 2013 and under this plan, there were accrued $729,309, of which $119,851 had accrued ($65,000 in principal plus $54,851 in interest) and $122,254 had been paid out during 2013.  Additionally, effective January 1, 2007, the Company agreed to enter into a retention agreement with Mr. Lowber.  In exchange for his commitment to remain in the employ of the Company through the end of 2010, the Company agreed to establish a deferred compensation account in the amount of $350,000 that vested on December 31, 2010.  The account is to accrue interest at the rate of 7.25% per annum, compounding annually.  The balance in that account was $501,763 as of December 31, 2013, of which $114,185 had accrued ($70,000 in principal plus $44,185 in interest) and $77,747 had been paid out during 2013.

Messrs. Duncan, Chapados and Pearce did not participate in a Deferred Compensation Arrangement with us during 2013.

Other than the Deferred Compensation Arrangements described above, no Named Executive Officer was, as of December 31, 2013, entitled to defer any additional consideration.  Any additional Deferred Compensation Arrangements would have to be separately negotiated with, and agreed to by, the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of four members of our board as identified elsewhere in this report.  All of these members served on the committee during all of 2013.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Overview."  The relationships of them to us are described elsewhere in this report.  See "Part III – Item 10 – Identification," "Part III – Item 12 – Principal Shareholders" and "Part III – Item 13 – Certain Transactions."

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon that review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our 2013 annual report.

Compensation Committee
Jerry A. Edgerton, Chair
Stephen M. Brett
Stephen R. Mooney
James M. Schneider

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors ("Director Compensation Plan"), each for services as a director during the year ended December 31, 2013:

2013 Director Compensation1

Name	Fees Earned or Paid in Cash ($)	Stock Awards[2] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Brett	57,500	43,950	---	---	---	---	101,450
Bridget L. Baker[3]	32,500	—	---	---	---	---	32,500
Jerry A. Edgerton	57,500	57,135	---	---	---	---	114,635
Scott M. Fisher	57,500	43,950	---	---	---	---	101,450
William P. Glasgow	57,500	43,950	---	---	---	---	101,450
Mark W. Kroloff	57,500	43,950	---	---	---	---	101,450
Stephen R. Mooney	70,000	57,135	---	---	---	---	127,135
James M. Schneider	57,500	43,950	---	---	---	---	101,450
_______________________

[1]	Compensation to Mr. Duncan as a director is described elsewhere in this report. See "Part III – Item 11 – Executive Compensation" and "Compensation Discussion and Analysis."

[2]
Each director, except Ms. Baker, received a grant of awards of 5,000 shares of Company Class A common stock on June 1, 2013 (the grant date), with the exception of our Audit Committee chair and Compensation Committee chair, Mr. Mooney and Mr. Edgerton, respectively , who received 6,500 shares.  The value of the shares on the date of grant was $8.79 per share, i.e., the closing price of the stock on Nasdaq on that date and as calculated in accordance with FASB ASC Topic 718.

[3]	Ms. Baker accepted the appointment to serve on the Company's Board effective July 29, 2013.
_____________________

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  During 2013 the plan provided for $50,000 per year (paid quarterly) for all Directors through June 30, 2013. Effective July 1, 2013, the Director Compensation Plan provided for $65,000 per year for all Directors with the exception of Mr. Mooney, Audit Committee chair, who will receive an additional $25,000 per year (paid quarterly).

During 2013, the stock compensation portion of our Director Compensation Plan consisted of a grant of 5,000 shares to a director for a year of service, or a portion of a year of service.  Grants are made and vest annually under the plan on June 1 of each year.  For 2013, grants of awards were made under our Director Compensation Plan as of June 1, 2013.  As of December 31, 2013, our board anticipated that grants of awards of 7,500 shares of Class A common stock to each director would be made under the plan as of June 1, 2014.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

Except for our Director Compensation Plan, during 2013 the directors on our board received no other direct compensation for serving on the board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2013, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights; the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	619,900	7.74	3,163,780
Total:	619,900	7.74	3,163,780

Ownership of Company

Principal Shareholders –

The following table sets forth, as of December 31, 2013 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•	Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•	Each of our directors.

•	Each of the Named Executive Officers.

•	All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Name of Beneficial Owner[1]	Title of Class[2]	Amount and Nature of Beneficial Ownership (#)	% of Class	% of Total Shares Outstanding (Class A & B)[2]	% Combined Voting Power (Class A & B)[2]
Stephen M. Brett	Class A	67,750[3]	*	*	*
	Class B	---	---
Ronald A. Duncan	Class A	1,621,616[3,4]	4.3	5.6	11.9
	Class B	661,809[4]	20.9
Bridget L. Baker	Class A	5,000	*	*	*
	Class B	---	---
Jerry A. Edgerton	Class A	45,750[3]	*	*	*
	Class B	---	---
Scott M. Fisher	Class A	56,334[3,5]	*	1.3	7.5
	Class B	511,716[5]	16.2
William P. Glasgow	Class A	92,694[3,6]	*	*	*
	Class B	---	---
Mark W. Kroloff	Class A	36,100[3]	*	*	*
	Class B	---	---
Stephen R. Mooney	Class A	56,400[3]	*	*	*
	Class B	---	---
James M. Schneider	Class A	38,150[3]	*	*	*
	Class B	---	---
G. Wilson Hughes	Class A	828,086[7]	2.2	2.1	1.2
	Class B	2,695[7]	*
John M. Lowber	Class A	362,022[8]	*	*	*
	Class B	6,203[8]	*
Gregory F. Chapados	Class A	459,344[9]	1.2	1.1	*
	Class B	---	*
Gregory W. Pearce	Class A	83,744[10]	*	*	*
	Class B	---	---
Black Rock, Inc. 40 East 52nd Street New York, New York 10022	Class A	3,824,008	10.3	9.5	5.6
	Class B		---
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	Class A	2,040,133[11]	5.5	5.0	3.0
	Class B	---	---
GCI 401(k) Plan 2550 Denali St., Ste. 1000 Anchorage, Alaska 99503	Class A	4,117,453	11.0	10.3	6.7
	Class B	49,418	1.6
Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, Colorado 80203-1264	Class A	1,347,961	3.6	4.4	8.3
	Class B	433,924	13.7

Private Management Group, Inc. 15635 Alton Parkway, Suite 400 Irvine, California 92606	Class A	2,754,510	7.4	6.8	4.0
	Class B	---	---
John W. Stanton and Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, Washington 98004	Class A	2,342,627	6.3	9.3	24.3
	Class B	1,436,469	45.4
The Vanguard Group, Inc. 100 Vanguard Blvd Malvern, Pennsylvania 19355	Class A	1,869,932[12]	5.0	4.6	2.7
	Class B	---	---
All Directors and Executive Officers As a Group (17 Persons)	Class A	4,188,307[13]	11.2	13.1	23.1
	Class B	1,182,423[13]	37.4
______________________

*	Represents beneficial ownership of less than 1% of the corresponding class or series of stock.

[1]
Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2013 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.  The Class A shares do not include the number of Class B shares owned although the Class B shares are convertible on a share-per-share basis into Class A shares.

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

[3]
Includes 5,000 shares of our Class A common stock granted to each of those persons pursuant to the Director Compensation Plan for services performed during 2013 except for our Audit Committee Chairman and Compensation Committee Chairman, Mr. Mooney and Mr. Edgerton, respectively, who each were granted 6,500 shares of our Class A common stock.

[4]
Includes 165,572 shares of Class A common stock and 6,165 shares of Class B common stock allocated to Mr. Duncan under the GCI 401(k) Plan as of December 31, 2013.  Includes 400,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Duncan which he has the right to acquire within 60 days of December 31, 2013 by exercise of the stock options.  Does not include 55,560 shares of Class A common stock or 8,242 shares of Class B common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan has no voting or investment power.  Ms. Miller is Mr. Duncan's daughter, and Mr. Duncan disclaims beneficial ownership of the shares. Does not include 7,500 shares owned by the Neoma Lowndes Trust which Ms. Miller is a 50% beneficiary, with respect to which Mr. Duncan has no voting or investment power and Mr. Duncan disclaims beneficial ownership of the shares. Does not include 63,186 shares of Class A common stock or 27,020 shares of Class B common stock held by Dani Bowman, Mr. Duncan's wife, of which Mr. Duncan disclaims beneficial ownership.  Does not include 10,000 shares of Class A common stock held by Missy, LLC which is 25% owned by Mr. Duncan, 25% owned by Dani Bowman and 50% owned by a trust of which Mr. Duncan’s daughter is the 50% beneficiary, of which securities Mr. Duncan disclaims beneficial ownership (Mr. Duncan claims beneficial ownership of an additional 5,000 shares of Class A Common Stock held by Missy, LLC. which are included within the shares for which Mr. Duncan has a pecuniary interest).  Includes 925,283 shares of Class A common stock and 655,644 shares of Class B common stock pledged as security.

[5]	Includes 13,484 shares of Class A and 511,716 shares of Class B common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.

[6]	Does not include 158 shares owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.

[7]
Includes 15,230 shares of Class A common stock allocated to Mr. Hughes under the GCI 401(k) Plan, as of December 31, 2013.  Includes 305,890 shares of Class A common stock pledged as security.  Excludes 90,480 shares held by the Company pursuant to Mr. Hughes' Deferred Compensation Agreement.

[8]	Includes 27,834 shares of Class A common stock and 5,933 shares of Class B common stock allocated to Mr. Lowber under the GCI 401(k) Plan, as of December 31, 2013.

[9]
Includes 24,578 shares of Class A common stock allocated to Mr. Chapados under the GCI 401(k) Plan, as of December 31, 2013.  Includes 100,000 shares of Class A common stock subject to stock options granted under the Stock Option Plan to Mr. Chapados which he has the right to acquire within 60 days of December 31, 2013 by exercise of those options. Includes 110,344 shares of Class A common stock pledged as security.

[10]	Includes 4,292 shares of Class A common stock allocated to Mr. Pearce under the GCI 401(k) Plan, as of December 31, 2013.

[11]
As disclosed in Schedule 13G filed with the SEC on February 2, 2013, Dimensional Fund Advisors LP has sole voting power for 1,941,121 shares of Class A common stock and sole dispositive power for 2,040,133 shares of Class A common stock.

[12]
As disclosed in Schedule 13G filed with the SEC on February 11, 2014, The Vanguard Group, Inc. has sole voting power of 51,300 shares of Class A common stock, shared dispositive power for 1,819,132 shares of Class A common stock and sole dispositive power for 50,800 shares of Class A common stock.

[13]
Includes 500,000 shares of Class A common stock which such persons have the right to acquire within 60 days of December 31, 2013 through the exercise of vested stock options.  Includes 294,075 shares of Class A common stock and 12,098 shares of Class B common stock allocated to such persons under the GCI 401(k) Plan.

______________________

Changes in Control –

Pledged Assets and Securities.  Our obligations under our credit facilities are secured by substantially all of our assets.  Should there be a default by us under such agreements, our lenders could gain control of our assets.  We have been at all times during 2013 in compliance with all material terms of these credit facilities.

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

For purposes of the indenture and the senior notes, the restricted subsidiaries consist of all of our direct or indirect subsidiaries, with the exception of certain unrestricted subsidiaries.  Under the terms of the indenture, an unrestricted subsidiary is a subsidiary of GCI, Inc. so designated from time to time in accordance with procedures as set forth in the indenture.  As of December 31, 2013, these unrestricted subsidiaries consisted of GCI Community Development, LLC and Unicom, Inc.

In May 2011, GCI, Inc. issued an additional $325 million of senior notes at 6.75% interest due in June 2021.  The new senior notes have substantially similar terms as the 2009 senior notes.  They were used to pay off previously issued Senior Notes.

We and GCI, Inc. have since the issuance of the senior notes and up through December 31, 2013, been in compliance with all material terms of the Indentures including making timely payments on the obligations of GCI, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Transactions with Related Persons –

Stanton Shareholdings, Registration Rights Agreement.  As of December 31, 2013, John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, "Stantons"), continued to be significant shareholders of our Class B common stock.  As of that date, neither the Stantons nor the Stantons' affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

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

Duncan Leases.  In 1991, we entered into a long-term capital lease agreement with a partnership in which Mr. Duncan held a 50% ownership interest.  Mr. Duncan later sold that interest to an individual who later became his spouse.  However, Mr. Duncan remains a guarantor on the note which was used to finance the acquisition of the property subject to the lease.  The leased asset was capitalized in 1991 at the owner's cost of $900,000 and the related obligation was recorded in the accompanying financial statements.  The lease agreement was amended in 2008, and we have increased our existing capital lease asset and liability by $1.3 million to record the extension of the capital lease.  The amended lease terminates on September 30, 2026.  The property consists of a building presently occupied by us.  As of December 31, 2013, the payments on the lease were $23,932 per month.  They continue at that rate through September 2014.  In October 2014, the payments on the lease will increase to $24,732 per month.

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

During 2013, there were no new Transactions with Related Persons.  The leases described previously were entered into prior to the establishment of the Ethics Code.

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

Item 14. Principal Accountant Fees and Services

Overview

On February 26, 2014, our Audit Committee approved the appointment of Grant Thornton as the Company’s External Accountant for 2014.  Also on that date, our board ratified that appointment by the Audit Committee.

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

◦	The Audit Committee knows exactly what it is approving and can determine the effect of such approval on auditor independence.

◦	Management will not find it necessary to decide whether a specific service falls within a category of pre-approved Non-Audit Service.

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

During 2013, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services
The aggregate fees billed to us by our External Accountant in each of these categories for each of 2013 and 2012 are set forth as follows:

External Accountant Auditor Fees

Type of Fees	2013	2012
Audit Fees[1]	$2,291,961	$1,660,909
Audit-Related Fees[2]	29,400	29,846
Tax Fees[3]	147,761	54,964
All Other Fees[4]	---	---
Total	$2,469,122	$1,745,719
____________________________

1
Consists of fees for our annual financial statement audit, quarterly financial statement reviews, reviews of other filings by us with the SEC, audit of our internal control over financial reporting and for services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements.

[2]	Consists of fees for audit of the GCI 401(k) Plan and review of the related annual report on Form 11-K filed with the SEC.

[3]	Consists of fees for review of our state and federal income tax returns and consultation on various tax advice and tax planning matters.

[4]	Consists of fees for any services not included in the first three types of fees identified in the table.
___________________

All of the services described above were approved in conformity with the Audit Committee's pre-approval policy.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	82

Consolidated Balance Sheets, December 31, 2013 and 2012	84

Consolidated Income Statements, years ended December 31, 2013, 2012 and 2011	86

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2013, 2012 and 2011	87

Consolidated Statements of Cash Flows, years ended December 31, 2013, 2012 and 2011	88

Notes to Consolidated Financial Statements	89

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	123

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited the accompanying consolidated balance sheets of General Communication, Inc. (an Alaska corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 26, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Seattle, Washington
March 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited the internal control over financial reporting of General Communication, Inc. (an Alaska corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting associated with total net revenue of $13.6 million of Alaska Wireless Networks (“AWN”), a consolidated subsidiary of the Company, for the year ended December 31, 2013. As indicated in Management’s Report, on July 22, 2013, the Company closed the transactions under the Wireless Agreement entered into on June 4, 2012, pursuant to which the parties agreed to contribute the respective wireless network assets of the Company, Alaska Communications Systems (“ACS”) and their affiliates to AWN. Management’s assertion on the effectiveness of the Company’s internal control excluded internal control over financial reporting associated with AWN net revenue totaling $13.6 million.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
March 26, 2014

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$44,971	24,491

Receivables (including $28,000 from a related party at December 31, 2013)	228,372	150,436
Less allowance for doubtful receivables	2,346	3,215
Net receivables	226,026	147,221

Deferred income taxes	39,753	12,897
Inventories	10,347	12,098
Prepaid expenses	7,725	8,441
Other current assets	230	1,678
Total current assets	329,052	206,826

Property and equipment in service, net of depreciation	969,578	838,247
Construction in progress	87,476	94,418
Net property and equipment	1,057,054	932,665
Goodwill	219,041	77,294
Cable certificates	191,635	191,635
Wireless licenses	91,400	25,967
Other intangible assets, net of amortization	71,435	16,560
Deferred loan and senior notes costs, net of amortization of $6,545 and $4,554 at December 31, 2013 and 2012, respectively	12,129	11,189
Other assets	40,061	44,386
Total other assets	625,701	367,031
Total assets	$2,011,807	1,506,522

See accompanying notes to consolidated financial statements.

Continued

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2013	2012
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$9,301	7,923
Accounts payable (including $11,200 to a related party at December 31, 2013)	65,095	52,384
Accrued payroll and payroll related obligations	29,855	19,440
Deferred revenue	27,586	25,218
Accrued liabilities	14,359	15,242
Accrued interest	7,088	6,786
Subscriber deposits	1,326	1,366
Total current liabilities	154,610	128,359

Long-term debt, net	1,045,144	875,123
Obligations under capital leases, excluding current maturities	66,261	72,725
Obligation under capital lease due to related party, excluding current maturity	1,880	1,892
Deferred income taxes	161,476	123,661
Long-term deferred revenue	88,259	89,815
Other liabilities	36,823	25,511
Total liabilities	1,554,453	1,317,086

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 37,299 and 38,534 shares at December 31, 2013 and 2012, respectively; outstanding 37,209 and 38,357 shares at December 31, 2013 and 2012, respectively	11,467	22,703
Class B. Authorized 10,000 shares; issued and outstanding 3,165 and 3,169 shares at December 31, 2013 and 2012, respectively; convertible on a share-per-share basis into Class A common stock	2,673	2,676
Less cost of 90 and 177 Class A common shares held in treasury at December 31, 2013 and 2012, respectively	(866)	(1,617)
Paid-in capital	26,880	25,832
Retained earnings	116,990	107,584
Total General Communication, Inc. stockholders' equity	157,144	157,178
Non-controlling interests	300,210	32,258
Total stockholders’ equity	457,354	189,436
Total liabilities and stockholders’ equity	$2,011,807	1,506,522

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

(Amounts in thousands, except per share amounts)	2013	2012	2011
Revenues:
Non-related party	$782,971	710,181	679,381
Related party	28,677	—	—
Total revenues	811,648	710,181	679,381

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	275,701	247,501	227,399
Related party	4,761	—	—
Total cost of goods sold	280,462	247,501	227,399

Selling, general and administrative expenses	271,065	243,248	235,521
Depreciation and amortization expense	147,259	130,452	125,937
Operating income	112,862	88,980	90,524

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(69,725)	(67,747)	(68,258)
Loss on extinguishment of debt	(103)	—	(9,111)
Other	(350)	17	(264)
Other expense, net	(70,178)	(67,730)	(77,633)
Income before income tax expense	42,684	21,250	12,891
Income tax expense	(10,957)	(12,088)	(7,405)

Net income	31,727	9,162	5,486
Net income (loss) attributable to non-controlling interests	22,321	(511)	(238)
Net income attributable to General Communication, Inc.	$9,406	9,673	5,724
Basic net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.23	0.23	0.13
Basic net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.23	0.23	0.13
Diluted net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.23	0.23	0.12
Diluted net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.23	0.23	0.12

See accompanying notes to consolidated financial statements.

 GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Amounts in thousands)	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity
Balances at January 1, 2011	$69,396	2,677	(2,249)	37,075	92,200	—	199,099
Net income (loss)	—	—	—	—	5,724	(238)	5,486
Common stock repurchases and retirements	(55,685)	—	24	—	—	—	(55,661)
Shares issued under stock option plan	947	—	—	—	—	—	947
Issuance of restricted stock awards	11,523	—	—	(11,523)	—	—	—
Share-based compensation expense	—	—	—	7,243	—	—	7,243
Investment by non-controlling interest	—	—	—	—	—	16,546	16,546
Other	(2)	2	—	—	(13)	—	(13)
Balances at December 31, 2011	26,179	2,679	(2,225)	32,795	97,911	16,308	173,647
Net income (loss)	—	—	—	—	9,673	(511)	9,162
Common stock repurchases and retirements	(17,701)	—	90	—	—	—	(17,611)
Shares issued under stock option plan	2,118	—	—	—	—	—	2,118
Issuance of restricted stock awards	12,104	—	—	(12,104)	—	—	—
Share-based compensation expense	—	—	—	5,072	—	—	5,072
Issuance of treasury shares related to deferred compensation payment	—	—	511	69	—	—	580
Investment by non-controlling interest	—	—	—	—	—	16,461	16,461
Other	3	(3)	7	—	—	—	7
Balances at December 31, 2012	22,703	2,676	(1,617)	25,832	107,584	32,258	189,436
Net income	—	—	—	—	9,406	22,321	31,727
Common stock repurchases and retirements	(17,338)	—	130	—	—	—	(17,208)
Shares issued under stock option plan	622	—	—	—	—	—	622
Issuance of restricted stock awards	5,477	—	—	(5,477)	—	—	—
Share-based compensation expense	—	—	—	6,525	—	—	6,525
Issuance of treasury shares related to deferred compensation payment	—	—	621	—	—	—	621
Investment by non-controlling interests	—	—	—	—	—	267,642	267,642
Distribution to non-controlling interests	—	—	—	—	—	(22,011)	(22,011)
Other	3	(3)	—	—	—	—	—
Balances at December 31, 2013	$11,467	2,673	(866)	26,880	116,990	300,210	457,354

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(Amounts in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$31,727	9,162	5,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	147,259	130,452	125,937
Deferred income tax expense	10,957	12,088	7,405
Share-based compensation expense	6,638	5,040	6,620
Loss on extinguishment of debt	103	—	9,111
Other noncash income and expense items	5,128	6,651	8,555
Change in operating assets and liabilities	(42,178)	(10,610)	(28,680)
Net cash provided by operating activities	159,634	152,783	134,434
Cash flows from investing activities:
Purchases of property and equipment	(180,554)	(146,038)	(177,090)
Purchase of businesses, net of cash received	(107,600)	(1,874)	(352)
Restricted cash	23,997	(25,244)	(16,621)
Purchases of other assets and intangible assets	(6,027)	(6,152)	(5,423)
Grant proceeds	2,405	10,403	35,060
Other	1,428	—	233
Net cash used in investing activities	(266,351)	(168,905)	(164,193)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	261,000	70,000	142,000
Repayment of debt and capital lease obligations	(98,152)	(64,540)	(429,626)
Distribution to non-controlling interest	(17,845)	—	—
Purchase of treasury stock to be retired	(17,208)	(17,611)	(55,661)
Payment of debt issuance costs	(2,990)	—	(3,603)
Borrowing of other long-term debt	1,770	4,729	35,201
Proceeds from stock option exercises	622	2,118	947
Investment by non-controlling interests	—	16,461	16,546
Issuance of Senior Notes	—	—	325,000
Payment of Senior Notes call premiums	—	—	(4,728)
Other	—	69	—
Net cash provided by financing activities	127,197	11,226	26,076
Net increase (decrease) in cash and cash equivalents	20,480	(4,896)	(3,683)
Cash and cash equivalents at beginning of period	24,491	29,387	33,070
Cash and cash equivalents at end of period	$44,971	24,491	29,387

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Business and Summary of Significant Accounting Principles
In the following discussion, General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

(a)	Business
GCI, an Alaska corporation, was incorporated in 1979. We offer the following services primarily in Alaska:

•	Postpaid and prepaid wireless telephone services and sale of wireless telephone handsets and accessories,

•	Video services,

•	Internet access services,

•	Wholesale wireless, including postpaid and prepaid wireless plans for resale by other carriers and roaming for certain wireless carriers,

•	Origination and termination of wireline traffic for certain common carriers,

•	Local and long-distance telephone service,

•	Data network services,

•	Broadband services, including our SchoolAccess® offering to rural school districts, our ConnectMD® offering to rural hospitals and health clinics, and managed video conferencing,

•	Managed services to certain commercial customers,

•	Sales and service of dedicated communications systems and related equipment, and

•
Lease, service arrangements and maintenance of capacity on our fiber optic cable systems used in the transmission of services within Alaska and between Alaska and the remaining United States and foreign countries.

(b)	Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries, The Alaska Wireless Network, LLC ("AWN") of which we own a two-third interest and four variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  These VIEs are Terra GCI Investment Fund, LLC (“TIF”), Terra GCI 2 Investment Fund, LLC (“TIF 2”), Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”) and Terra GCI 3 Investment Fund, LLC (“TIF 3”).  TIF became a VIE on August 30, 2011.  TIF 2 and TIF 2-USB became VIEs on October 3, 2012.  TIF 3 became a VIE on December 11, 2012.  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.   Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

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

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(d)	Acquisitions

AWN
On July 22, 2013, we closed the transactions under the Asset Purchase and Contribution Agreement (“Wireless Agreement”) and other related agreements entered into on June 4, 2012 by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. AWN provides wholesale services to GCI and ACS. GCI and ACS use the AWN network in order to continue to sell services to their respective retail customers. GCI and ACS continue to compete against each other and other wireless providers in the retail wireless market.

Under the terms of the Wireless Agreement, we contributed our wireless network assets and certain rights to use capacity to AWN. Additionally, ACS contributed its wireless network assets and certain rights to use capacity to AWN. As consideration for the contributed business assets and liabilities, ACS received $100.0 million in cash from GCI, a one-third ownership interest in AWN and entitlements to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. We believe ACS's preferential cash distributions are expected to be higher than that which they would receive from their one-third interest. We received a two-third ownership interest in AWN, as well as entitlements to receive all remaining cash distributions after ACS’s preferential cash distributions during the Preference Period. The distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period. Following the Preference Period, we and ACS will receive distributions proportional to our ownership interests.

We accounted for the acquisition of AWN using the acquisition method of accounting for business combinations with GCI treated as the acquiring entity. Accordingly, the assets and liabilities contributed by ACS were recorded at estimated fair values as of July 23, 2013, using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. We used a combination of the discounted cash flows and market method to value the wireless licenses. We used the cost approach to value the acquired fixed assets and rights to use capacity assets. We used a discounted cash flow method to determine the fair value of the non-controlling interest. The assets and liabilities contributed to AWN by GCI were measured at their carrying amount immediately prior to the contribution as GCI is maintaining control over the assets and liabilities.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

Purchase price:
Cash consideration paid	$100,000
Fair value of the one-third ownership interest of AWN	267,642
Total purchase price	$367,642

Assets acquired and liabilities assumed:
Acquired assets
Current assets	$16,952
Property and equipment, including construction in progress	82,473
Goodwill	140,081
Wireless licenses	65,433
Rights to use capacity	52,636
Other assets	16,078
Fair value of liabilities assumed	(6,011)
Total fair value of assets acquired and liabilities assumed	$367,642

Goodwill in the amount of $140.1 million was recorded as a result of the acquisition and assigned to our Wireless segment. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily the result of synergies expected from the combination. Other assets is primarily comprised of future capacity receivable.

The acquisition resulted in additional revenues of $50.6 million for the year ended December 31, 2013. It is impracticable for us to determine the amount of earnings of the acquired business included in our Consolidated Income Statement for the year ended December 31, 2013, due to the significant transfer of personnel, fixed assets and other expenses into and between newly created and historical cost centers that has occurred subsequent to the acquisition.

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

	(unaudited)
	Years Ended December 31, 2013
	2013	2012
Pro forma consolidated revenue	$897,270	848,676

Supplemental pro forma earnings have not been provided as it would be impracticable due to the nature of GCI's and ACS's respective wireless operations prior to the business combination. GCI and ACS were unable to disaggregate the components of expenses related to their wireless operations contributed to AWN

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

and thus the amounts would require estimates so significant that the resulting information would not be meaningful.

Transaction costs of $1.8 million and $2.9 million were recorded in selling, general and administrative expense in the years ended December 31, 2013 and 2012, respectively.

Denali Media Holdings
Effective November 1, 2013 we closed the transactions under the asset purchase agreements, pursuant to which Denali Media Holdings, Corp., a wholly owned subsidiary of GCI, through its wholly owned subsidiaries, Denali Media Anchorage, Corp. and Denali Media Southeast, Corp., agreed to purchase three Alaska broadcast stations: CBS affiliate KTVA-TV of Anchorage and NBC affiliates KATH-TV in Juneau and KSCT-TV of Sitka, for a total of $7.6 million (“Media Agreements”). We accounted for the acquisitions using the acquisition method of accounting for business combinations with GCI treated as the acquiring entity. We consider these business combinations to be immaterial to our consolidated financial statements.

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

ASU 2012-4, “Technical Corrections and Improvements” includes amendments that cover a wide range of topics in the ASC. These amendments include technical corrections and improvements to the ASC and conforming amendments related to fair value measurements.  The adoption of ASU 2012-4 on January 1, 2013 did not have a material impact on our income statements, financial position or cash flows.

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

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31, 2013
	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$8,678	728

Denominator:
Weighted average common shares outstanding	37,732	3,166
Basic net income attributable to GCI common stockholders per common share	$0.23	0.23

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$8,678	728
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	728	—
Effect of share based compensation that may be settled in cash or shares	—	(3)
Net income adjusted for allocation of undistributed earnings	$9,406	725

Denominator:
Number of shares used in basic computation	37,732	3,166
Conversion of Class B to Class A common shares outstanding	3,166	—
Unexercised stock options	142	—
Number of shares used in per share computation	41,040	3,166
Diluted net income attributable to GCI common stockholders per common share	$0.23	0.23

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Years Ended December 31,
	2012		2011
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$8,938	735	$5,323	401

Denominator:
Weighted average common shares outstanding	38,560	3,170	42,175	3,175
Basic net income attributable to GCI common stockholders per common share	$0.23	0.23	$0.13	0.13

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$8,938	735	$5,323	401
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	735	—	401	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	(8)	—	(30)
Effect of share based compensation that may be settled in cash or shares	(13)	—	(367)	—
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$9,660	727	$5,357	371

Denominator:
Number of shares used in basic computation	38,560	3,170	42,175	3,175
Conversion of Class B to Class A common shares outstanding	3,170	—	3,175	—
Unexercised stock options	158	—	322	—
Effect of share based compensation that may be settled in cash or shares	231	—	217	—
Number of shares used in per share computation	42,119	3,170	45,889	3,175
Diluted net income attributable to GCI common stockholders per common share	$0.23	0.23	$0.12	0.12

Weighted average shares associated with outstanding share awards for the years ended December 31, 2013, 2012 and 2011 which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Years Ended December 31,
	2013	2012	2011
Shares associated with anti-dilutive unexercised stock options	86	88	38
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	90	—	—

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Shares associated with contingent awards for the years ended December 31, 2013, 2012 and 2011, which have been excluded from the computations of diluted EPS because the contingencies of these awards have not been met at December 31, 2013, 2012 and 2011, consist of the following (shares in thousands):

	Years Ended December 31,
	2013	2012	2011
Shares associated with contingent awards	—	58	34

(i)	Common Stock
Following are the changes in issued common stock for the years ended December 31, 2013, 2012 and 2011 (shares, in thousands):

	Class A	Class B
Balances at January 1, 2011	44,213	3,178
Class B shares converted to Class A	7	(7)
Shares issued upon stock option exercises	163	—
Share awards issued	460	—
Shares retired	(5,244)	—
Shares acquired to settle minimum statutory tax withholding requirements	(287)	—
Other	(16)	—
Balances at December 31, 2011	39,296	3,171
Class B shares converted to Class A	2	(2)
Shares issued upon stock option exercises	320	—
Share awards issued	731	—
Shares retired	(1,469)	—
Shares acquired to settle minimum statutory tax withholding requirements	(337)	—
Other	(9)	—
Balances at December 31, 2012	38,534	3,169
Class B shares converted to Class A	4	(4)
Shares issued upon stock option exercises	87	—
Share awards issued	680	—
Shares retired	(1,859)	—
Shares acquired to settle minimum statutory tax withholding requirements	(147)	—
Balances at December 31, 2013	37,299	3,165

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under the common stock buyback plan approved by GCI’s Board of Directors in 2010 we were authorized to repurchase up to $200.0 million worth of GCI common stock, to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters.  The cost of the repurchased common stock reduced Common Stock on our Consolidated Balance Sheets.

During the years ended December 31, 2013, 2012 and 2011 we repurchased 1.8 million, 1.5 million and 5.2 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $15.6 million, $14.0 million and $52.6 million, respectively.  Under this program we are currently authorized to make up to $106.0 million of repurchases as of December 31, 2013.  The repurchased stock was constructively retired as of December 31, 2013, 2012 and 2011.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors.

(j)	Redeemable Preferred Stock
We have 1,000,000 shares of preferred stock authorized with no shares issued and outstanding at years ended December 31, 2013, 2012 and 2011.

(k)	Treasury Stock
We account for treasury stock purchased for general corporate purposes under the cost method and include treasury stock as a component of Stockholders’ Equity.  Treasury stock purchased with intent to retire (whether or not the retirement is actually accomplished) is charged to Class A or Class B Common Stock.

(l)	Cash Equivalents
Cash equivalents consist of certificates of deposit which have an original maturity of three months or less at the date acquired and are readily convertible into cash.

(m)	Accounts Receivable and Allowance for Doubtful Receivables
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful receivables is our best estimate of the amount of probable credit losses in our existing accounts receivable. We base our estimates on the aging of our accounts receivable balances, financial health of specific customers, regional economic data, changes in our collections process, regulatory requirements and our customers’ compliance with Universal Service Administrative Company rules. We review our allowance for doubtful receivables methodology at least annually.

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

(n)	Inventories
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

Inventories of other merchandise for resale and parts are stated at the lower of cost or market. Cost is determined using the average cost method.

(o)	Property and Equipment
Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2013, that management intends to place in service during 2014.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable, in the following ranges:

Asset Category	Asset Lives
Telephony transmission equipment and distribution facilities	5-20 years
Fiber optic cable systems	15-25 years
Cable transmission equipment and distribution facilities	5-30 years
Support equipment and systems	3-20 years
Transportation equipment	5-13 years
Property and equipment under capital leases	12-20 years
Buildings	25 years
Customer premise equipment	2-20 years
Studio equipment	10-15 years

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

(p)	Intangible Assets and Goodwill
Goodwill, cable certificates (certificates of convenience and public necessity), wireless licenses and broadcast licenses are not amortized. Cable certificates represent certain perpetual operating rights to provide cable services. Wireless licenses represent the right to utilize certain radio frequency spectrum to provide wireless communications services.  Broadcast licenses represent the right to broadcast television stations in certain areas. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition.

All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method.

(q)	Impairment of Intangibles, Goodwill, and Long-lived Assets
Cable certificates, wireless licenses and broadcast licenses are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired.  We are allowed to assess qualitative factors (“Step Zero”) in our annual test over our indefinite-lived intangible assets other than goodwill. The impairment test for identifiable indefinite-lived intangible assets other than goodwill consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis.  Impairment testing of our cable certificate and wireless license assets as of October 31, 2013 and 2012, used a direct discounted cash flow method.  This approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge. We did not perform an impairment test on our broadcast license assets during 2013 since we acquired them in November 2013 when we acquired the television stations pursuant to the Media Agreement.

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  In our annual test of goodwill we are allowed to use Step Zero to determine whether it is more likely than not that goodwill is impaired.  We chose not to apply Step Zero and chose to test for goodwill impairment using the traditional quantitative two-step process.  The first step of the quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  To determine our reporting units, we

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our two reportable segments. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  We use an income approach to determine the fair value of our reporting units for purposes of our goodwill impairment test.  In addition, a market-based approach is used where possible to corroborate the fair values determined by the income approach.  The income approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

We completed our annual review and no impairment charge was recorded for the years ended December 31, 2013, 2012 or 2011.

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

(s)	Other Assets
Other Assets primarily include future capacity receivable, broadcast licenses, restricted cash, long-term deposits, prepayments, and non-trade accounts receivable.

Under the terms of the Wireless Agreement, we acquired from ACS the rights to use additional network capacity which we may draw down in the future. The applicable portion of the future capacity receivable asset will be reclassified to the rights to use capacity asset when the capacity is placed in service and amortized using the straight-line method over the remaining 20 year period.

(t)	Asset Retirement Obligations
We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other Liabilities on the Consolidated Balance Sheets. When the liability is initially recorded, we capitalize a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss upon settlement.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2011	$15,223
Liability incurred	660
Accretion expense	508
Liability settled	(111)
Balance at December 31, 2012	16,280
Liability incurred	5,292
Additions upon the close of AWN	5,218
Accretion expense	77
Liability settled	(65)
Balance at December 31, 2013	$26,802

During the years ended December 31, 2013 and 2012, we recorded additional capitalized costs of $10.5 million and $0.7 million, respectively, in Property and Equipment in Service, Net of Depreciation.

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

•
Video service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
The majority of our equipment sale transactions involve the sale of communications equipment with no other services involved. Such equipment is subject to standard manufacturer warranties and we do not manufacture any of the equipment we sell. In such instances, the customer takes title to the equipment generally upon delivery. We recognize revenue for such transactions when title passes to the customer and the revenue is earned and realizable. On certain occasions we enter into agreements to sell and satisfactorily install or integrate telecommunications equipment for a fixed

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

•
We account for fiber capacity Indefeasible Right to Use ("IRU") agreements as an operating lease or service arrangement and we defer the revenue and recognize it ratably over the life of the IRU or as service is rendered,

•
Access revenue is recognized when earned.  We participate in access revenue pools with other telephone companies.  Such pools are funded by toll revenue and/or access charges regulated by the Regulatory Commission of Alaska ("RCA") within the intrastate jurisdiction and the Federal Communications Commission (“FCC”) within the interstate jurisdiction. Much of the interstate access revenue is initially recorded based on estimates. These estimates are derived from interim financial information, available separation studies and the most recent information available about achieved rates of return. These estimates are subject to adjustment in future accounting periods as additional information becomes available. To the extent that a dispute arises over revenue settlements, our policy is to defer revenue recognition until the dispute is resolved,

•
We receive grant revenue for the purpose of building communication infrastructure in rural areas.  We defer the revenue and recognize it over the life of the asset that was constructed using grant funds.

•	We pay cash incentives to ACS when wireless handsets are sold to their retail wireless customers and this incentive is recorded as an offset to revenue, and

•	Other revenues are recognized when the service is provided.

In October 2013 and February 2014 two of our customers received notices of denial and funding changes from the Rural Health Care Division of USAC related to certain services we provided during 2013.  In 2013 one customer filed an appeal with the FCC and we expect the other customer to file an FCC appeal in 2014.  We recognized $5.7 million during the year ended December 31, 2013, and because we believe our customers are in compliance with program rules, we expect our customers will prevail in their appeals we have not reduced our revenue recognition during the year ended December 31, 2013.

As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. In November 2011, the FCC published a final rule to reform the methodology for distributing USF high cost support for voice and broadband services, as well as to the access charge regime for terminating traffic between carriers (“High Cost Order”). The High Cost Order segregated the support methodology for Remote areas in Alaska from the support methodology for other urban areas, including Alaska Urban locations. The High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition.

Prior to the High Cost Order program changes, we accrued Remote and Urban estimated program revenue quarterly based on current line counts, the most current rates paid to us, our assessment of the impact of current FCC regulations, and our assessment of the potential outcome of FCC proceedings. Our estimated accrued revenue was subject to our judgment regarding the outcome of many variables and was subject to upward or downward adjustments in subsequent periods.

Remote High Cost Support
The High Cost Order mandated that as of January 1, 2012, the annual available Remote high cost support is based upon the 2011 support disbursed to Competitive Eligible Telecommunications Carriers (“CETCs”) (“Statewide Support Cap”) providing supported services in Remote Alaska, except AT&T. On January 1, 2012, the per-line rates paid in the Remote areas were frozen by the USF and cannot exceed $250 per line per month on a study area basis. Line count growth that causes support to exceed the Statewide Support

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Cap triggers a pro rata support payment reduction to all subject Alaska CETCs until the support is reduced to the Statewide Support Cap amount.

In the Third Order on Reconsideration issued in May 2012 the FCC determined that Remote support will continue to be based on line counts until the later of June 30, 2014, or the last full month prior to the implementation of a successor funding mechanism. If a successor funding mechanism is operational on July 1, 2014, a 20% annual phase down will commence decreasing support 20% each annual period until no support is paid starting July 1, 2018. If a successor funding mechanism is not operational on July 1, 2014, the phase down will not begin and the subject CETCs will continue to receive per-line based support (subject to the Statewide Support Cap) until a successor funding mechanism is operational. A subject CETC may not receive both phase down support and support from a successor funding mechanism; one program or the other must be selected. At December 31, 2013, we believe implementation of a successor funding mechanism prior to January 2015 is unlikely.

As a result of the High Cost Order program changes for the areas designated Remote by the FCC, beginning in the fourth quarter of 2011 we accrue estimated program revenue based on current line counts and the frozen per-line rates, reduced as needed by our estimate of the impact of the Statewide Support Cap. When determining the estimated program revenue accrual, we also consider our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings. Our estimated accrued revenue is subject to our judgment regarding the outcome of many variables and is subject to upward or downward adjustment in subsequent periods.

Urban High Cost Support
The High Cost Order mandated that as of January 1, 2012, Urban high cost support payments are frozen at the monthly average of the subject CETC’s 2011 annual support. Urban high cost support is no longer dependent upon line counts. A 20% annual phase down commenced July 1, 2012, decreasing support 20% each annual period until no support is paid starting July 1, 2016. If a successor funding mechanism is not operational on July 1, 2014, the phase down will stop at 60% and the subject CETCs will continue to receive annual support payments at the 60% level until a successor funding mechanism is operational. At December 31, 2013, we believe implementation of a successor funding mechanism prior to January 2015 is unlikely.

As a result of the High Cost Order program changes for the areas designated as Urban by the FCC, we apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from October 2011 through January 2017 net of our Urban accounts receivable balance at September 30, 2011. An equal amount of this result is recognized as Urban support revenue each period.

For both Remote and Urban high cost support revenue, our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which are subject to change by future regulatory, legislative or judicial actions. We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue. We do not recognize revenue related to a particular service area until our ETC status has been approved by the RCA.

We recorded high cost support revenue under the USF program of $55.6 million, $42.8 million and $48.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, we have $45.9 million and $0.5 million in Remote and Urban high cost accounts receivable, respectively.

(v)	Advertising Expense
We expense advertising costs in the period during which the first advertisement appears. Advertising expenses were $5.2 million, $4.9 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(w)	Leases
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
Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $4.6 million, $2.8 million and $3.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

(z)	Comprehensive Income
Total comprehensive income was equal to net income during the years ended December 31, 2013, 2012 and 2011.

(aa)	Share-based Payment Arrangements
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

(ab)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless and broadcast licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of Cost of Goods Sold, depreciation and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2013 and 2012, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments and the balances were in excess of Federal Deposit Insurance Corporation insured limits.

We do not have any major customers for the year ended December 31, 2013, see Note 10, “Industry Segment Data” of this Form 10-K.  Our customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

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

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in our four VIEs.  We have guaranteed the delivery of $56.0 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIEs, for which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.   Please refer to Note 12, Variable Interest Entities, of this Form 10-K, for more information about our NMTC transactions.

(af)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Income Statements.  The following are certain surcharges reported on a gross basis in our Consolidated Income Statements (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Surcharges reported gross	$4,644	5,401	5,408

(ag)	Reclassifications
Reclassifications have been made to the prior year's consolidated financial states to conform to classifications used in the current year.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2013	2012	2011
Increase in accounts receivable, net	$(68,360)	(9,386)	(16,900)
(Increase) decrease in prepaid expenses	672	(350)	(1,949)
(Increase) decrease in inventories	1,751	(4,576)	(1,718)
Decrease in other current assets	1,448	1,953	309
(Increase) decrease in other assets	(1,459)	1,236	907
Increase (decrease) in accounts payable	15,334	3,085	(1,373)
Increase in deferred revenues	2,368	3,215	4,707
Increase (decrease) in accrued payroll and payroll related obligations	10,263	(2,750)	(102)
Increase (decrease) in accrued liabilities	(883)	3,043	(1,733)
Increase (decrease) in accrued interest	302	106	(6,776)
Increase (decrease) in subscriber deposits	(40)	116	(21)
Decrease in long-term deferred revenue	(3,554)	(5,001)	(2,413)
Decrease in components of other long-term liabilities	(20)	(1,301)	(1,618)
Total change in operating assets and liabilities	$(42,178)	(10,610)	(28,680)

The following items are for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

Net cash paid or received:	2013	2012	2011
Interest paid, net of amounts capitalized	$71,749	69,083	73,492

The following items are non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Non-cash additions for purchases of property and equipment	$17,230	9,010	7,233
Asset retirement obligation additions to property and equipment	$5,292	660	613
Deferred compensation distribution denominated in shares	$621	511	—
Net assets acquired with equity in AWN (see Note 1(d))	$267,642	—	—

(3)	Receivables and Allowance for Doubtful Receivables
Receivables consist of the following at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Trade	$225,689	148,902
Employee	1,037	703
Other	1,646	831
Total receivables	$228,372	150,436

As described in Note 1(u), Revenue Recognition, we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 19% of our revenue for the years ended December 31, 2013, 2012 and 2011.  We had USF net receivables of $124.3 million and $70.1

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

million at December 31, 2013 and 2012, respectively. The increase is primarily due to ACS’s contribution of $14.2 million in USF receivables upon the close of the Wireless Agreement on July 22, 2013 and the receipt of $18.5 million in Rural Health payments from USF in January 2014.  The comparable 2012 Rural Health payment was received in 2012.

Changes in the allowance for doubtful receivables during the years ended December 31, 2013, 2012 and 2011 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2013	$3,215	2,370	(446)	2,793	2,346
December 31, 2012	$5,796	3,649	(2,261)	3,969	3,215
December 31, 2011	$9,189	4,294	(29)	7,658	5,796

In 2012 we received notice that a 2010 appeal of a decision impacting our Rural Health Care Division support was successful and received payment of $1.6 million. The original reserve was recorded by reducing revenue therefore we recognized revenue and reduced our allowance upon winning the appeal and this amount is included in Additions - Charged to other accounts, during the year ended December 31, 2012.

(4)	Net Property and Equipment in Service

Net property and equipment in service consists of the following at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Land and buildings	$69,984	60,928
Telephony transmission equipment and distribution facilities	1,085,963	897,620
Cable transmission equipment and distribution facilities	177,410	155,122
Studio equipment	12,680	—
Support equipment and systems	245,301	217,637
Transportation equipment	13,619	9,184
Customer premise equipment	149,372	142,176
Fiber optic cable systems	299,525	291,220
	2,053,854	1,773,887
Less accumulated depreciation	1,042,724	901,398
Less accumulated amortization	41,552	34,242
Net property and equipment in service	$969,578	838,247

Property and equipment under capital leases	$104,251	104,251

(5)	Intangible Assets and Goodwill
As of October 31, 2013, cable certificates, wireless licenses and goodwill were tested for impairment and the fair values were greater than the carrying amounts, therefore these intangible assets were determined not to be impaired at December 31, 2013.  The remaining useful lives of our cable certificates, wireless licenses, and goodwill were evaluated as of October 31, 2013, and events and circumstances continue to support an indefinite useful life.  There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2013.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

During the year ended December 31, 2013, we acquired $2.8 million in broadcast licenses from our acquisitions pursuant to the Media Agreements.

Other Intangible Assets subject to amortization include the following at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Rights to use	$55,407	—
Software license fees	41,804	35,416
Customer relationships	3,036	3,036
Right-of-way	783	783
	101,030	39,235
Less accumulated amortization	29,595	22,675
Net other intangible assets	$71,435	16,560

Under the terms of the Wireless Agreement, we acquired from ACS rights to use capacity on its network and the associated maintenance on this network capacity for 20 years.

Changes in Goodwill and Other Intangible Assets are as follows (amounts in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2011	$74,883	15,835
Contingent consideration to former shareholders of United Utilities, Inc.	2,411	—
Asset additions	—	5,952
Less amortization expense	—	5,227
Balance at December 31, 2012	77,294	16,560
Goodwill addition from AWN acquisition	140,080	—
Goodwill addition from Denali Media acquisitions	1,667	—
Asset additions	—	61,919
Less amortization expense	—	7,044
Balance at December 31, 2013	$219,041	71,435

Amortization expense for amortizable intangible assets for the years ended December 31, 2013, 2012 and 2011 follow (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Amortization expense	$7,044	5,227	6,039

Amortized intangible assets are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method, a weighted-average of 15.8 years.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2014	$8,196
2015	6,670
2016	5,006
2017	3,880
2018	3,054

(6)	Long-Term Debt
Long-term debt consists of the following at December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
2021 Notes (a)	$325,000	325,000
2019 Notes (b)	425,000	425,000
Senior Credit Facility (c)	261,000	90,000
Rural Utilities Service ("RUS") debt (d)	39,425	38,997
CoBank Mortgage note payable	—	797
Debt	1,050,425	879,794
Less unamortized discount paid on the 2019 Notes	2,445	2,743
Less current portion of long-term debt	2,836	1,928
Long-term debt, net	$1,045,144	875,123

(a)
We pay interest of 6.75% on notes that are due in 2021 ("2021 Notes"). The 2021 Notes are senior unsecured obligations which rank equally in right of payment with our existing and future senior unsecured debt, including our 2019 Notes, and senior in right of payment to all future subordinated indebtedness.

The 2021 Notes are not redeemable prior to June 1, 2016.  At any time on or after June 1, 2016, the 2021 Notes are redeemable at our option, in whole or in part, on not less than thirty nor more than sixty days’ notice, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing June 1 of the year indicated:	Redemption Price
2016	103.375%
2017	102.250%
2018	101.125%
2019 and thereafter	100.000%

The 2021 Notes mature on June 1, 2021.  Semi-annual interest payments are payable on June 1 and December 1.

The 2021 Notes were issued pursuant to an Indenture, dated as of May 20, 2011, between us and Union Bank, N.A., as trustee.

We are not required to make mandatory sinking fund payments with respect to the 2021 Notes.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

The terms of the Indenture include customary affirmative and negative covenants and customary events of default. At any time after the occurrence and during the continuation of an event of default under the Indenture, the trustee or holders of not less than 25% in aggregate principal amount of the 2021 Notes may, among other options, declare the 2021 Notes immediately due and payable.

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

We were in compliance with all 2021 Notes loan covenants at December 31, 2013.

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

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

generally either invest the net cash proceeds from such sales in our business within a period of time, prepay debt under any outstanding credit facility, or make an offer to purchase a principal amount of the 2019 Notes equal to the excess net cash proceeds, with the purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

The terms of the Indenture include customary affirmative and negative covenants and customary events of default. At any time after the occurrence and during the continuation of an event of default under the Indenture, the trustee or holders of not less than 25% in aggregate principal amount of the 2019 Notes may, among other options, declare the 2019 Notes immediately due and payable.

We paid closing costs totaling $9.4 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2019 Notes.

We were in compliance with all 2019 Notes loan covenants at December 31, 2013.

(c)
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

The terms of the Amended Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Amended Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Amended Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Amended Senior Credit Facility. The obligations under the Amended Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI Holdings, Inc. and the subsidiary guarantors, as defined in the Amended Senior Credit Facility, and on the stock of GCI Holdings, Inc.

The Amended Senior Credit Facility was a partial substantial modification of our existing Senior Credit Facility resulting in a $0.1 million write-off of previously deferred loan fees on our Consolidated Income Statement for the year ended December 31, 2013.  Net deferred loan fees of $0.7 million associated with the portion of our previous Senior Credit Facility that was determined not to have been substantially modified are being amortized over the life of the Amended Senior Credit Facility.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

In connection with the Amended Senior Credit Facility, we paid loan fees and other expenses of $0.4 million that were expensed immediately on our Consolidated Income Statement for the year ended December 31, 2013 and $3.0 million that were deferred and are being amortized over the life of the Amended Senior Credit Facility.

We have borrowed $229.0 million under the delayed draw term loan, $32.0 million under the revolving portion and have $4.4 million of letters of credit outstanding under the Amended Senior Credit Facility at December 31, 2013, which leaves $124.6 million available for borrowing as of December 31, 2013.

(d)
UUI, our wholly owned subsidiary, has entered into various loans with the RUS.  The long-term debt is due in monthly installments of principal based on a fixed rate amortization schedule.  The interest rates on the various loans to which this debt relates range from 2.4% to 4.5%.  Substantially all of the assets of UUI are pledged as collateral for the amounts due to RUS.

Maturities of long-term debt as of December 31, 2013 are as follows (amounts in thousands):

Years ending December 31,
2014	$2,836
2015	1,528
2016	1,573
2017	1,620
2018	262,668
2019 and thereafter	780,200
1,050,425
Less unamortized discount paid on 2019 Notes	2,445
Less current portion of long-term debt	2,836
$1,045,144

(7)	Income Taxes
Total income tax expense of $11.0 million, $12.1 million and $7.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, was allocated to income in each year. Income tax expense consists of the following (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
Deferred tax expense:
Federal taxes	$9,267	10,318	6,264
State taxes	1,690	1,770	1,141
	$10,957	12,088	7,405

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Total income tax expense differed from the “expected” income tax expense determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2013	2012	2011
“Expected” statutory tax expense	$14,939	7,437	4,500
Impact of non-controlling interest attributable to non-tax paying entity	(7,977)	—	—
State income taxes, net of federal expense	1,690	1,770	1,141
Income tax effect of nondeductible entertainment expenses	1,045	777	737
Income tax effect of nondeductible lobbying expenses	369	298	327
Income tax effect of nondeductible officer compensation	824	1,718	758
Other, net	67	88	(58)
	$10,957	12,088	7,405

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are summarized below (amounts in thousands):

	2013	2012
Current deferred tax assets, net of current deferred tax liability:
Net operating loss carryforwards	$30,344	3,952
Compensated absences, accrued for financial reporting purposes	2,956	2,605
Workers compensation and self-insurance health reserves, principally due to accrual for financial reporting purposes	1,688	1,357
Accounts receivable, principally due to allowance for doubtful receivables	1,154	1,319
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	104	32
Deferred revenue for financial reporting purposes	2,673	2,734
Other	834	898
Total current deferred tax assets	$39,753	12,897
Long-term deferred tax assets:
Net operating loss carryforwards	$90,589	116,034
Deferred revenue for financial reporting purposes	35,506	36,316
Alternative minimum tax credits	1,895	1,895
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	2,556	2,543
Asset retirement obligations in excess of amounts recognized for tax purposes	4,930	6,680
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	1,860	1,675
Other	4,335	3,353
Total long-term deferred tax assets	141,671	168,496
Long-term deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	212,719	233,530
Intangible assets	49,761	58,627
Flow-through entity deferred tax items	40,667	—
Total long-term deferred tax liabilities	303,147	292,157
Net long-term deferred tax liabilities	$161,476	123,661

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

At December 31, 2013, we have tax net operating loss carryforwards of $294.5 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2020	$39,969	38,954
2021	29,614	28,987
2022	14,081	13,788
2023	3,968	3,903
2024	722	—
2025	737	—
2026	150	—
2027	1,010	—
2028	39,879	39,715
2029	48,370	47,558
2031	110,933	109,376
2033	5,031	4,927
Total tax net operating loss carryforwards	$294,464	287,208

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are not subject to U.S. or state tax examinations by tax authorities for years 2009 and earlier except that  certain U.S. federal income tax returns for years after 1998 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2013, 2012 and 2011, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2013, 2012 and 2011.

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2013, 2012 and 2011, since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $3.4 million at December 31, 2013.

(8)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at December 31, 2013 and 2012 follow (amounts in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,047,980	1,058,431	877,051	899,414

The following methods and assumptions were used to estimate fair values:

Current and long-term debt:  The fair values of the 2021 Notes and the 2019 Notes are based upon quoted market prices for the same or similar issues (Level 2). The fair value of our RUS debt is based on the current rates offered to us for the same remaining maturities (Level 3).  The fair value of our Amended Senior Credit Facility is estimated to approximate the carrying value because this instrument is subject to variable interest rates (Level 2).

Fair Value Measurements
Assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
December 31, 2013 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$2,183	—	—
Total assets at fair value	$2,183	—	—

December 31, 2012 Assets
Deferred compensation plan assets (mutual funds)	$1,758	—	—
Total assets at fair value	$1,758	—	—

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(9)	Stockholders’ Equity

Common Stock
GCI’s Class A and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. Each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

During the years ended December 31, 2013, 2012 and 2011, we repurchased 1.8 million, 1.5 million and 5.2 million shares, respectively, of our Class A common stock at a cost of $15.6 million, $14.0 million and $52.6 million, respectively, pursuant to the Class A and Class B common stock repurchase program authorized by GCI’s Board of Directors.  During the years ended December 31, 2013, 2012 and 2011, we retired 2.0 million, 1.8 million and 5.2 million shares, respectively, of our Class A common stock.

Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 3.2 million shares available for grant under the Stock Option Plan at December 31, 2013.

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

A summary of option activity under the Stock Option Plan as of December 31, 2013 and changes during the year then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	719	$7.65
Exercised	(87)	$7.16
Expired	(12)	$6.61
Outstanding at December 31, 2013	620	$7.74	2.8 years	$2,153
Exercisable at December 31, 2013	601	$7.78	2.7 years	$2,060

There were no options granted during the years ended December 31, 2013, 2012 and 2011.  The total fair value of options vesting during the years ended December 31, 2013, 2012 and 2011, was $78,000, $560,000 and $379,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the years ended December 31, 2013, 2012 and 2011, were $0.2 million, $1.3 million and $0.3 million, respectively. We received $0.6 million, $2.1 million and $0.9 million in cash from stock option exercises in the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2013, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	1,127	$9.59
Granted	680	$8.30
Vested	(582)	$10.05
Forfeited	(16)	$8.60
Nonvested at December 31, 2013	1,209	$8.60

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The weighted average grant date fair value of awards granted during the years ended December 31, 2013, 2012 and 2011, were $8.30, $9.23 and $12.08, respectively. We have recorded share-based compensation expense of $6.6 million, $5.0 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $6.2 million relating to 1.2 million restricted stock awards and $27,000 relating to 19,000 unvested stock options as of December 31, 2013.  We expect to recognize share-based compensation expense over a weighted average period of 0.6 years for stock options and 2 years for restricted stock awards.

GCI 401(k) Plan
In 1986, we adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits, decided by GCI’s Board of Directors each year. Our matching contributions allocated to participant accounts totaled $8.2 million, $7.5 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2013, 2012 and 2011.

(10)	Industry Segments Data

Effective January 1, 2013, we refocused our business and now have two reportable segments, Wireless and Wireline.  The Wireless segment’s revenue is derived from wholesale wireless services.  The Wireline segment’s revenue includes all of our other revenue, specifically a full range of retail wireless, data, video and voice services to residential, local, national and global businesses, governmental entities and public and private educational institutions; wholesale data and voice services to common carrier customers; Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.  This change reflects our plan to strategically focus on our wireless network and is how our chief operating decision maker now measures performance and makes resource allocation decisions.  Prior to 2013 we had operated our business under five reportable segments – Consumer, Network Access, Commercial, Managed Broadband and Regulated Operations.  The historical segment data has been reclassified to conform to the revised reportable segments.

Wireless plan fee and usage revenues from external customers are allocated between our Wireless and Wireline segments.  The Wireless segment recorded subsidies to the Wireline segment related to wireless equipment sales based upon equipment sales and agreed-upon subsidy rates through the AWN transaction close on July 23, 2013. Subsequent to the transaction close and through December 31, 2013, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. These subsidies, which eliminate in consolidation, increase the Wireline segment earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest and non-cash contribution adjustment (“Adjusted EBITDA”) and reduce the Wireless segment Adjusted EBITDA.  The wireless equipment subsidy was $13.0 million for the period January 1, 2013 to July 22, 2013 and $23.2 million and $16.5 million for the years ended December 31, 2012 and 2011, respectively. Selling, general and administrative expenses are charged to the Wireless segment based upon a shared services agreement.  The remaining selling, general and administrative expenses are charged to the Wireline segment. Intercompany transactions have been pushed down to the segment level.

We evaluate performance and allocate resources based on Adjusted EBITDA. Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-K.  We have no intersegment sales.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the years ended December 31, 2013, 2012 and 2011 follows (amounts in thousands):

	Wireless	Wireline	Total Reportable Segments
2013
Revenues
Wholesale	$197,218	—	197,218
Consumer	—	274,805	274,805
Business Services	—	222,814	222,814
Managed Broadband	—	116,811	116,811
Total	197,218	614,430	811,648

Cost of Goods Sold	68,086	212,376	280,462
Contribution	129,132	402,054	531,186
Less SG&A	20,030	251,035	271,065
Plus share-based compensation expense	—	6,638	6,638
Plus (less) accretion expense	507	(430)	77
Other expense	—	447	447
Adjusted EBITDA	$109,609	157,674	267,283

Capital expenditures	$28,156	152,398	180,554
Goodwill	$155,445	63,596	219,041
Total assets	$624,740	1,387,067	2,011,807

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Wireless	Wireline	Total Reportable Segments
2012
Revenues
Wholesale	$124,745	—	124,745
Consumer	—	269,357	269,357
Business Services	—	207,892	207,892
Managed Broadband	—	108,187	108,187
Total	124,745	585,436	710,181

Cost of Good Sold	58,737	188,764	247,501
Contribution	66,008	396,672	462,680
Less SG&A	15,475	227,773	243,248
Plus share-based compensation expense	—	5,040	5,040
Plus non-cash contribution expense	—	960	960
Plus accretion expense	269	239	508
Other expense	—	869	869
Adjusted EBITDA	$50,802	176,007	226,809

2011
Revenues
Wholesale	$119,521	—	119,521
Consumer	—	266,750	266,750
Business Services	—	207,860	207,860
Managed Broadband	—	85,250	85,250
Total	119,521	559,860	679,381

Cost of Good Sold	42,687	184,712	227,399
Contribution	76,834	375,148	451,982
Less SG&A	14,868	220,653	235,521
Plus share-based compensation expense	—	6,620	6,620
Plus accretion expense	349	270	619
Other expense	—	(59)	(59)
Adjusted EBITDA	$62,315	161,326	223,641

Capital expenditures and total assets by segment for 2012 and 2011 are not reported as it is impracticable to allocate our historical balance sheets.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

Years Ended December 31,	2013	2012	2011
Reportable segment Adjusted EBITDA	$267,283	226,809	223,641
Less depreciation and amortization expense	(147,259)	(130,452)	(125,937)
Less share-based compensation expense	(6,638)	(5,040)	(6,620)
Less non-cash contribution expense	—	(960)	—
Less accretion expense	(77)	(508)	(619)
Other	(447)	(869)	59
Consolidated operating income	112,862	88,980	90,524
Less other expense, net	(70,178)	(67,730)	(77,633)
Consolidated income before income tax expense	$42,684	21,250	12,891

We did not have any major customers for the years ended December 31, 2013, 2012 and 2011.

(11)	Related Party Transactions
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us.  The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased by $1.3 million to record the extension of this capital lease.  The amended lease terminates on September 30, 2026.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI’s President and CEO.  The lease was amended several times, most recently in May 2011.  The amended lease agreement added the lease of a second aircraft.  The lease term of the original aircraft could be terminated by us at any time upon 90 days written notice.  This notice was provided and as of January 1, 2013, the original aircraft lease, and its monthly rate of $45,000, ended.  The lease term of the second aircraft may be terminated at any time by us upon 12 months’ written notice.  The monthly lease rate of the second aircraft is $132,000.  In 2001, we paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us no later than six months after the agreement terminates.

Upon closing of the AWN acquisition on July 22, 2013, ACS became a related party for financial statement reporting purposes. ACS provides us with local service lines and network capacity in locations where we do not have our own facilities. We provide wholesale services to ACS who uses our network to sell services to its respective retail customers and we receive ACS' high cost support from USF for its wireless customers. We have paid ACS $25.1 million and received $23.9 million in payments from ACS since the acquisition date. At December 31, 2013 we have $28.0 million in receivables from ACS and $11.2 million in payables to ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

(12)	Variable Interest Entities
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

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF.  TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $76.8 million in funds less payment of placement fees, at interest rates varying from 1% to 3.96%, to Unicom, as partial financing for TERRA-NW.

On October 3, 2012, we entered into the second arrangement (“NMTC #2”).  In connection with the NMTC #2 transaction we loaned $37.7 million to TIF 2 and TIF 2-USB, special purpose entities created to effect the financing arrangement, at 1% interest due October 2, 2042.  Simultaneously, US Bancorp invested $17.5 million in TIF 2 and TIF 2-USB.  TIF 2 and TIF 2-USB then contributed US Bancorp’s contributions and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the$55.2 million in funds less payment of placement fees, at interest rates varying from 0.7099% to 0.7693%, to Unicom, as partial financing for TERRA-NW.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $6.9 million and $30.9 million was held by Unicom at December 31, 2013 and 2012, respectively, and is included in our Consolidated Balance Sheets.  We began construction on TERRA-NW in 2012 and expect to complete all current phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2013.  The value attributed to the put/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of December 31, 2013 and 2012.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. US Bank does not have recourse to us or our other assets, with the exception of customary representations and indemnities we have provided. We are not required and do not currently intend to provide additional financial

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

support to these VIEs. While these subsidiaries are included in our consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to our creditors.

(13)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $46.5 million, $37.4 million and $36.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us as further described in Note 11, Related Party Transactions.

We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million. We amended our transponder capacity lease agreement with Intelsat in October 2013 to lease additional transponder capacity on Intelsat's Galaxy 18 spacecraft. As a result, on January 1, 2014 we expect to increase our existing capital lease asset and liability by $9.4 million.

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2014	$37,163	11,758
2015	31,358	11,734
2016	27,636	11,745
2017	22,120	11,723
2018	19,996	11,730
2019 and thereafter	66,020	43,297
Total minimum lease payments	$204,293	101,987
Less amount representing interest		27,381
Less current maturity of obligations under capital leases		6,465
Long-term obligations under capital leases, excluding current maturity		$68,141

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

Self-Insurance
Through December 31, 2013, we were self-insured for losses and liabilities related primarily to health and welfare claims up to $500,000 per incident per year above which third party insurance applied. A reserve of $3.1 million and $2.7 million was recorded at December 31, 2013 and 2012, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

estimated expenses for settling claims.  We are self-insured for all losses and liabilities related to workers’ compensation claims in Alaska and have a workers compensation excess insurance policy to make claims for any losses in excess of $500,000 per incident.  A reserve of $3.7 million and $2.4 million was recorded at December 31, 2013 and 2012, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  Actual losses will vary from the recorded reserves.  While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

We are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea, and above-ground transmission lines. If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

Litigation, Disputes, and Regulatory Matters
We are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on our financial position, results of operations or liquidity.

Universal Service
As an ETC, we receive support from the USF to support the provision of wireline local access and wireless services in high cost areas.  On November 29, 2011, the FCC published the High Cost Order which segregated the support methodology for Remote areas in Alaska from the support methodology for all urban areas, including Alaska Urban locations. CETCs serving Urban areas that generally include Anchorage, Fairbanks, and Juneau will follow national reforms, had support per provider per service area capped as of January 1, 2012, and a five-step phase-down commenced on July 1, 2012.  In addition to broader reforms, the FCC tailored revisions specifically for CETCs serving Remote Alaska, intended to address the unique challenges for serving these areas.  Support to these locations is capped and is being distributed on a per-line basis until the later of June 30, 2014, or the last full month prior to the implementation of a successor funding mechanism.  A further rulemaking to consider successor funding mechanisms is underway.  We cannot predict at this time the outcome of this proceeding or its effect on high cost support available to us, but our future revenue recognition for both Remote and Urban high cost support is dependent upon the functionality and timing of an operational successor funding mechanism. At December 31, 2013, we believe an implementation of an operational successor funding mechanism prior to January 2015 is unlikely. Our revenue for providing local and wireless services in these areas would be materially adversely affected by a substantial reduction of USF support.

Cable Service Rate Reregulation
Federal law permits regulation of basic cable programming services rates. However, Alaska law provides that cable television service is exempt from regulation by the RCA unless 25% of a system’s subscribers request such regulation by filing a petition with the RCA. At December 31, 2013, only the Juneau system is subject to RCA regulation of its basic service rates. No petition requesting regulation has been filed for any other system. The Juneau system serves 7% of our total basic service subscribers at December 31, 2013.

TERRA-Northwest
As a requirement of NMTC #1, NMTC #2 and NMTC #3, we have guaranteed completion of TERRA-NW by December 31, 2014.  We plan to fund an additional $10.0 million to complete TERRA-NW.  We began construction in 2012 and expect to complete all phases of the project in 2014.  We began offering service on Phase 1 of this new facility on January 3, 2013.

AWN Member Distribution Adjustment
As part of the AWN transaction, distributions to each member are subject to adjustment based on the number of ACS and GCI wireless subscribers, with the aggregate adjustment capped at $21.8 million for each member over the Preference Period. See Note 1(d), "Acquisition" of this Form 10-K for further discussion of the AWN transaction.

Table of Contents	GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(14)	Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenues	$186,216	189,661	217,943	217,828
Operating income	$23,060	25,695	38,684	25,423
Net income (loss) attributable to GCI	$3,244	4,180	8,905	(6,923)
Basic net income (loss) attributable to GCI per common share	$0.08	0.10	0.22	(0.17)
Diluted net income (loss) attributable to GCI per common share	$0.08	0.10	0.22	(0.17)

2012
Total revenues	$171,907	176,104	178,494	183,676
Operating income	$19,685	24,633	25,392	19,270
Net income attributable to GCI	$1,429	3,982	3,700	562
Basic net income attributable to GCI per common share	$0.03	0.10	0.09	0.01
Diluted net income attributable to GCI per common share[1]	$0.03	0.09	0.09	0.01

[1]Due to rounding, the sum of quarterly diluted net income (loss) attributable to GCI per common share amounts does not agree to total year diluted net income attributable to GCI per common share.

(15)	Subsequent Events
On February 18, 2014, we invested $15.0 million for a 39% interest in Texas Energy Network LLC, a next generation carrier-class communication services firm that specializes in serving the energy exploration and production, oilfield service and midstream industries. We are evaluating the accounting treatment for this transaction.

On February 28, 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We must file a long-form application with the FCC by April 4, 2014, which must be reviewed for final approval, before the award can be issued.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description	Where Located
2.1
Amendment, dated as of October 1, 2012, to Asset Purchase and Contribution Agreement, dated as of June 4, 2012, among Alaska Communications Systems Group, Inc., General Communication, Inc., ACS Wireless, Inc., GCI Wireless Holdings, LLC and The Alaska Wireless Network, LLC
Incorporated by reference to The Company's Report on Form 8-K for the period October 1, 2012 filed October 2, 2012.
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
3.2	Amended and Restated Bylaws of the Company dated August 20, 2007	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.
4.1	Certified copy of the General Communication, Inc. Amendment No. 1, dated as of June 25, 2007, to the Amended and Restated 1986 Stock Option Plan	Incorporated by reference to The Company’s Report on Form S-8 for the period July 27, 2007.
10.3	Westin Building Lease	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
10.6	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
10.2	The GCI Special Non-Qualified Deferred Compensation Plan	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.21	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.25	Licenses:	Incorporated by reference to The Company’s Registration Statement on Form 10 (File No. 0-15279), mailed to the Securities and Exchange Commission on December 30, 1986
10.25.1	214 Authorization
10.25.2	International Resale Authorization
10.25.3	Digital Electronic Message Service Authorization
10.25.11	Certificate of Convenience and Public Necessity – Telecommunications Service (Local Exchange) dated July 7, 2000	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 16, 2006.
10.26	ATU Interconnection Agreement between GCI Communication Corp. and Municipality of Anchorage, executed January 15, 1997	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.

Exhibit No.	Description	Where Located
10.36	Order Approving Arbitrated Interconnection Agreement as Resolved and Modified by Order U-96-89(5) dated January 14, 1997	Incorporated by reference to The Company’s Form S-3 Registration Statement (File No. 333-28001) dated May 29, 1997.
10.47	Radio Station Authorization (Personal Communications Service License), Issue Date June 23, 1995	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.52	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991
10.54	Order Approving Transfer Upon Closing, Subject to Conditions, and Requiring Filings dated September 23, 1996	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.55	Order Granting Extension of Time and Clarifying Order dated October 21, 1996	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.58	Employment and Deferred Compensation Agreement between General Communication, Inc. and John M. Lowber dated July 1992	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.60	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.61	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.62	Order Approving Application, Subject to Conditions; Requiring Filing; and Approving Proposed Tariff on an Inception Basis, dated February 4, 1997	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.102	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.105	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.106	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.108	Bonus Agreement between General Communication, Inc. and Wilson Hughes	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

Exhibit No.	Description	Where Located
10.131	Amended and Restated 1986 Stock Option Plan of General Communication, Inc. as of June 7, 2005	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
10.134	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
10.140	General Communication, Inc. Director Compensation Plan dated June 29, 2006	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
10.145
CDMA Build-out Agreement dated as of October 30, 2007 between Alaska DigiTel, LLC. and WirelessCo L.P. (Nonmaterial schedules and exhibits to the Reorganization Agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. We agree to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit.) #
Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
10.146	Long-term de Facto Transfer Spectrum Leasing agreement between Alaska DigiTel, LLC. and SprintCom, Inc. #	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
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
Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
10.161	First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated February 15, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.162	Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated April 9, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.163	Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.164	Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.165	Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 30, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Exhibit No.	Description	Where Located
10.166	Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 31, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.167	Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 6, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.168	Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 8, 2009 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.170
Second Amended and Restated Credit Agreement dated as of January 29, 2010 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto
Incorporated by reference to The Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
10.173	Audit Committee Charter (as revised by the Board of Directors of General Communication, Inc. effective January 1, 2010)	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
10.174	Nominating and Corporate Governance Committee Charter (as revised by the Board of Directors of General Communication, Inc. effective as of January 1, 2010)	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
10.175	Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 29, 2010 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
10.177	Description of Incentive Compensation Guidelines for Named Executive Officers (49)	Incorporated by reference to The Company's Report on Form 8-K for the period October 7, 2010 filed October 15, 2010.
10.178	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.179	First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
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
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.

Exhibit No.	Description	Where Located
10.185	Amendment No. 2 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc.	Incorporated by reference to the Company's Form SC TO-I dated August 6, 2009
10.186	Amendment No. 3 to the Amended and Restated 1986 Stock Option Plan of General Communication, Inc.	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.188	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and the United States of America dated as of June 1, 2010 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.189	Add-on Term Loan Supplement No. 1	Incorporated by reference to The Company's Report on Form 8-K for the period June 10, 2011 filed June 14, 2011.
10.190	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.
10.191	Add-on Term Loan Supplement No. 2	Incorporated by reference to The Company's Report on Form 8-K for the period July 22, 2011 filed July 26, 2011.
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
Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed August 6, 2012.
10.194	Add-on Term Loan Supplement No. 3	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed August 6, 2012.
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
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.197	Fourteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 7, 2011 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.

Exhibit No.	Description	Where Located
10.198
Fifteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated December 29, 2011  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.199
Sixteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated December 21, 2012  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.200
Third Amended and Restated Credit Agreement dated as of April 30, 2013 by and among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Union Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent and Credit Agricole Corporate and Investment Bank, as Administrative Agent
Incorporated by reference to The Company's Report on Form 8-K for the period April 30, 2013 filed May 6, 2013.
10.201
Seventeenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated June 4, 2013 #

Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.202
Eighteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication, Corp. dated October 17, 2013 #

Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.203	First Amended and Restated Operating Agreement of The Alaska Wireless Network, LLC dated July 22, 2013 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.204	First Amendment to Contract for Alaska Access Services between General Communication, Inc. and MCI Telecommunications Corporation dated March 1, 1996	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.205	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and The United States of America dated June 1, 2010	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
14	Code Of Business Conduct and Ethics (originally reported as exhibit 10.118)	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004
21.1	Subsidiaries of the Registrant *
23.1	Consent of Grant Thornton LLP (Independent Public Accountant for Company) *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit No.	Description	Where Located
101
The following materials from General Communication, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Income Statements for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements *

#
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

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President (Chief Executive Officer)

Date:	March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 26, 2014
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director (Principal Executive Officer)	March 26, 2014
Ronald A. Duncan

/s/ Bridget L. Baker	Director	March 26, 2014
Bridget L. Baker

/s/ Jerry A. Edgerton	Director	March 26, 2014
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 26, 2014
Scott M. Fisher

Director
William P. Glasgow

/s/ Mark W. Kroloff	Director	March 26, 2014
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	March 26, 2014
Stephen R. Mooney

Director
James M. Schneider

/s/ Peter J. Pounds	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	March 26, 2014
Peter J. Pounds

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 26, 2014
Lynda L. Tarbath