Form 10-Q
period 2014-09-30
GENERAL COMMUNICATION INC
filed 2014-11-06
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2014, was:

38,051,000 shares of Class A common stock; and
3,161,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	September 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$35,464	44,971

Receivables (including $33,867 and $28,000 from a related party at September 30, 2014 and December 31, 2013, respectively)	222,405	228,372
Less allowance for doubtful receivables	3,502	2,346
Net receivables	218,903	226,026

Deferred income taxes	36,253	39,753
Prepaid expenses	10,887	7,725
Inventories	7,952	10,347
Other current assets	106	230
Total current assets	309,565	329,052

Property and equipment in service, net of depreciation	969,265	969,578
Construction in progress	121,382	87,476
Net property and equipment	1,090,647	1,057,054

Goodwill	229,560	219,041
Cable certificates	191,635	191,635
Wireless licenses	86,347	91,400
Other intangible assets, net of amortization	65,173	71,435
Deferred loan and senior notes costs, net of amortization of $8,124 and $6,545 at September 30, 2014 and December 31, 2013, respectively	10,825	12,129
Other assets	54,937	40,061
Total other assets	638,477	625,701
Total assets	$2,038,689	2,011,807

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2014	2013
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$10,522	9,301
Accounts payable (including $8,621 and $11,200 to a related party at September 30, 2014 and December 31, 2013, respectively)	73,287	65,095
Deferred revenue	31,784	27,586
Accrued payroll and payroll related obligations	29,627	29,855
Accrued interest	21,293	7,088
Accrued liabilities	14,821	14,359
Subscriber deposits	1,166	1,326
Total current liabilities	182,500	154,610

Long-term debt, net	1,019,289	1,045,144
Obligations under capital leases, excluding current maturities	68,571	66,261
Obligation under capital lease due to related party, excluding current maturity	1,865	1,880
Deferred income taxes	160,799	161,476
Long-term deferred revenue	85,789	88,259
Other liabilities	37,581	36,823
Total liabilities	1,556,394	1,554,453

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 38,343 and 37,299 shares at September 30, 2014 and December 31, 2013, respectively; outstanding 38,317 and 37,209 shares at September 30, 2014 and December 31, 2013, respectively	11,986	11,467
Class B. Authorized 10,000 shares; issued and outstanding 3,162 and 3,165 shares at September 30, 2014 and December 31, 2013, respectively; convertible on a share-per-share basis into Class A common stock	2,670	2,673
Less cost of 26 and 90 Class A common shares held in treasury at September 30, 2014 and December 31, 2013, respectively	(249)	(866)
Paid-in capital	30,965	26,880
Retained earnings	139,778	116,990
Total General Communication, Inc. stockholders' equity	185,150	157,144
Non-controlling interests	297,145	300,210
Total stockholders’ equity	482,295	457,354
Total liabilities and stockholders’ equity	$2,038,689	2,011,807

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Non-related party	$225,677	205,500	636,416	581,377
Related party	15,048	12,443	44,991	12,443
Total revenues	240,725	217,943	681,407	593,820

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	73,971	69,606	212,821	199,915
Related party	2,930	2,077	8,236	2,077
Total cost of goods sold	76,901	71,683	221,057	201,992

Selling, general and administrative expenses:
Non-related party	71,717	68,468	211,144	196,133
Related party	1,066	1,079	3,348	1,832
Total selling, general and administrative expenses	72,783	69,547	214,492	197,965

Depreciation and amortization expense	41,705	38,029	127,843	106,424
Operating income	49,336	38,684	118,015	87,439

Other expense:
Interest expense (including amortization of deferred loan fees)	(17,848)	(17,522)	(54,229)	(51,850)
Other	(563)	(180)	(1,709)	(230)
Other expense	(18,411)	(17,702)	(55,938)	(52,080)
Income before income tax expense	30,925	20,982	62,077	35,359
Income tax expense	(2,481)	(970)	(2,823)	(8,157)

Net income	28,444	20,012	59,254	27,202
Net income attributable to non-controlling interests	15,932	11,107	36,466	10,873
Net income attributable to General Communication, Inc.	$12,512	8,905	22,788	16,329
Basic net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.30	0.22	0.55	0.40
Basic net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.30	0.22	0.55	0.40
Diluted net income attributable to General Communication, Inc. common stockholders per Class A common share	$0.30	0.22	0.55	0.39
Diluted net income attributable to General Communication, Inc. common stockholders per Class B common share	$0.30	0.22	0.55	0.39

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2013	$22,703	2,676	(1,617)	25,832	107,584	32,258	189,436
Net income	—	—	—	—	16,329	10,873	27,202
Common stock repurchases and retirements	(15,518)	—	130	—	—	—	(15,388)
Shares issued under stock option plan	333	—	—	—	—	—	333
Issuance of restricted stock awards	1,005	—	—	(1,005)	—	—	—
Share-based compensation expense	—	—	—	4,764	—	—	4,764
Issuance of treasury shares related to deferred compensation payment	—	—	621	—	—	—	621
Investment by non-controlling interest	—	—	—	—	—	272,198	272,198
Distribution to non-controlling interest	—	—	—	—	—	(9,511)	(9,511)
Other	2	(2)	—	—	—	—	—
Balances at September 30, 2013	$8,525	2,674	(866)	29,591	123,913	305,818	469,655

Balances at January 1, 2014	$11,467	2,673	(866)	26,880	116,990	300,210	457,354
Net income	—	—	—	—	22,788	36,466	59,254
Common stock repurchases and retirements	(1,972)	—	—	—	—	—	(1,972)
Shares issued under stock option plan	344	—	—	—	—	—	344
Issuance of restricted stock awards	2,144	—	—	(2,144)	—	—	—
Share-based compensation expense	—	—	—	6,131	—	—	6,131
Issuance of treasury shares related to deferred compensation payment	—	—	617	98	—	—	715
Distribution to non-controlling interest	—	—	—	—	—	(37,500)	(37,500)
Adjustment to investment by non-controlling interest	—	—	—	—	—	(2,131)	(2,131)
Other	3	(3)	—	—	—	100	100
Balances at September 30, 2014	$11,986	2,670	(249)	30,965	139,778	297,145	482,295

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(Amounts in thousands)
	2014	2013
Cash flows from operating activities:
Net income	$59,254	27,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	127,843	106,424
Share-based compensation expense	6,124	4,729
Deferred income tax expense	2,823	8,157
Other noncash income and expense items	7,206	4,775
Change in operating assets and liabilities	16,967	(10,451)
Net cash provided by operating activities	220,217	140,836
Cash flows from investing activities:
Purchases of property and equipment	(124,871)	(135,515)
Purchase of investments	(21,409)	(100,000)
Purchases of other assets and intangible assets	(7,735)	(3,149)
Restricted cash	5,871	19,021
Grant proceeds	1,136	2,405
Other	(1,621)	412
Net cash used for investing activities	(148,629)	(216,826)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(97,388)	(95,920)
Borrowing on Senior Credit Facility	55,000	227,000
Distribution to non-controlling interest	(37,500)	(5,390)
Purchase of treasury stock to be retired	(1,972)	(15,388)
Borrowing on other long-term debt	421	1,787
Proceeds from stock option exercises	344	333
Payment of debt issuance costs	—	(2,990)
Net cash (used for) provided by financing activities	(81,095)	109,432
Net increase (decrease) in cash and cash equivalents	(9,507)	33,442
Cash and cash equivalents at beginning of period	44,971	24,491
Cash and cash equivalents at end of period	$35,464	57,933

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

	(unaudited)	(unaudited)
	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Pro forma consolidated revenue	$226,372	671,602

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$11,561	951	$8,211	694
Denominator:
Weighted average common shares outstanding	38,425	3,162	37,434	3,166
Basic net income attributable to GCI common stockholders per common share	$0.30	0.30	$0.22	0.22

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$11,561	951	$8,211	694
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	951	—	694	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	(4)	—	6
Effect of share based compensation that may be settled in cash or shares	(4)	—	—	—
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$12,508	947	$8,905	700
Denominator:
Number of shares used in basic computation	38,425	3,162	37,434	3,166
Conversion of Class B to Class A common shares outstanding	3,162	—	3,166	—
Unexercised stock options	121	—	176	—
Effect of share based compensation that may be settled in cash or shares	26	—	—	—
Number of shares used in per share computation	41,734	3,162	40,776	3,166
Diluted net income attributable to GCI common stockholders per common share	$0.30	0.30	$0.22	0.22

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$21,049	1,739	$15,070	1,259
Denominator:
Weighted average common shares outstanding	38,266	3,162	37,887	3,167
Basic net income attributable to GCI common stockholders per common share	$0.55	0.55	$0.40	0.40

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$21,049	1,739	$15,070	1,259
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,739	—	1,259	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	(7)	—	(10)
Effect of share based compensation that may be settled in cash or shares	(7)	—	(26)	—
Net income adjusted for allocation of undistributed earnings and effect of share based compensation that may be settled in cash or shares	$22,781	1,732	$16,303	1,249
Denominator:
Number of shares used in basic computation	38,266	3,162	37,887	3,167
Conversion of Class B to Class A common shares outstanding	3,162	—	3,167	—
Unexercised stock options	121	—	175	—
Effect of share based compensation that may be settled in cash or shares	26	—	90	—
Number of shares used in per share computation	41,575	3,162	41,319	3,167
Diluted net income attributable to GCI common stockholders per common share	$0.55	0.55	$0.39	0.39

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Weighted average shares associated with outstanding share awards for the three and nine months ended September 30, 2014 and 2013, which have been excluded from the computations of diluted EPS, because the effect of including these share awards would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares associated with anti-dilutive unexercised stock options	28	82	30	86
Share based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	—	90	—	—
Total excluded	28	172	30	86

(h) Common Stock
Following are the changes in issued common stock for the nine months ended September 30, 2014 and 2013 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2012	38,534	3,169
Class B shares converted to Class A	3	(3)
Shares issued upon stock option exercises	54	—
Share awards issued	664	—
Shares retired	(1,795)	—
Shares acquired to settle minimum statutory tax withholding requirements	(17)	—
Balances at September 30, 2013	37,443	3,166

Balances at December 31, 2013	37,299	3,165
Class B shares converted to Class A	3	(3)
Shares issued upon stock option exercises	40	—
Share awards issued	1,186	—
Shares retired	(148)	—
Shares acquired to settle minimum statutory tax withholding requirements	(37)	—
Balances at September 30, 2014	38,343	3,162

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

During the three months ended September 30, 2014 and 2013, we repurchased 0.1 million and 0.2 million shares, respectively of our Class A common stock under the stock buyback program at a cost of $1.3 million and $2.2 million, respectively. During the nine months ended September 30, 2014 and 2013, we repurchased 0.1 million and 1.7 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $1.3 million and $15.1 million, respectively. The stock was constructively

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

retired as of September 30, 2014. Under this program we are currently authorized to make up to $120.0 million of repurchases as of September 30, 2014.

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

Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due or a specific identification method.  When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

(j) Revenue Recognition
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $16.5 million and $14.9 million for the three months ended September 30, 2014 and 2013, respectively, and $50.0 million and $36.0 million for the nine months ended September 30, 2014 and 2013, respectively.  At September 30, 2014, we have $47.2 million in high cost support accounts receivable.

(k) Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses,and broadcast licenses, our effective tax rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense), depreciation and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Surcharges reported gross	$990	1,116	3,224	3,549

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(m) Income Taxes
Income taxes were computed using an effective tax rate, which is subject to ongoing review and evaluation. Our effective tax rate for the three and nine months ended September 30, 2014 is lower than the U.S. statutory rate due primarily to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN.

(n)	Reclassifications
Reclassifications have been made to the 2013 financial statements to make them comparable with the 2014 presentation.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine Months Ended September 30,	2014	2013
(Increase) decrease in accounts receivable, net	$5,185	(41,962)
Increase in prepaid expenses	(3,278)	(1,066)
Decrease in inventories	2,449	3,218
Decrease in other current assets	135	1,379
Increase in other assets	(511)	(760)
Increase (decrease) in accounts payable	(2,365)	6,114
Increase in deferred revenues	4,198	1,012
Increase (decrease) in accrued payroll and payroll related obligations	(246)	7,234
Increase (decrease) in accrued liabilities	(722)	1,259
Decrease in accrued interest	14,205	14,972
Increase in subscriber deposits	(160)	(22)
Decrease in long-term deferred revenue	(3,108)	(739)
Increase (decrease) in components of other long-term liabilities	1,185	(1,090)
Total change in operating assets and liabilities	$16,967	(10,451)

The following item is for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

Net cash paid or received:	2014	2013
Interest paid including capitalized interest	$41,396	40,417

The following items are non-cash investing and financing activities for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	2014	2013
Non-cash additions for purchases of property and equipment	$36,805	17,013
Net capital lease obligation	$9,386	—
Distribution to non-controlling interest	$4,167	—
Deferred compensation distribution denominated in shares	$617	621
Asset retirement obligation additions to property and equipment	$382	1,066
Net assets acquired with equity in AWN (see Note 1(d))	$—	272,198

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(3)	Intangible Assets and Goodwill
Wireless licenses allocated to the Wireless segment decreased at September 30, 2014, due to finalizing the AWN purchase price allocation. Goodwill allocated to the Wireless segment increased at September 30, 2014, primarily due to an adjustment to the AWN purchase price. See Note 1(d) "Acquisition" of this Form 10-Q for further discussion of the AWN transaction.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$2,382	2,014	6,981	4,901

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2014	$9,363
2015	8,429
2016	6,637
2017	4,630
2018	3,407

(4)	Financial Instruments

Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, net receivables, inventories, accounts payable, accrued payroll and payroll related obligations, accrued interest, accrued liabilities, and subscriber deposits approximate their carrying value due to the short-term nature of these financial instruments. The carrying amounts and approximate fair values of our financial instruments at September 30, 2014 and December 31, 2013 follow (amounts in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,021,856	1,039,788	1,047,980	1,058,431

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
Assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are as follows (amounts in thousands):

	Fair Value Measurement at Reporting Date Using
September 30, 2014 Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (mutual funds)	$2,022	—	—
Total assets at fair value	$2,022	—	—

December 31, 2013 Assets
Deferred compensation plan assets (mutual funds)	$2,183	—	—
Total assets at fair value	$2,183	—	—

The valuation of our mutual funds is determined using quoted market prices in active markets utilizing market observable inputs.

(5)	Stockholders’ Equity

Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have 2.3 million shares available for grant under the Stock Option Plan at September 30, 2014.

A summary of option activity under the Stock Option Plan as of September 30, 2014 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	620	$7.74
Exercised	(40)	$8.55
Options forfeited and retired	(250)	$8.40
Expired	(12)	$10.69
Outstanding at September 30, 2014	318	$7.01	4.3 years	$1,287
Exercisable at September 30, 2014	316	$7.02	4.3 years	$1,269

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The total fair value of options vesting during the nine months ended September 30, 2014 and 2013, was $50,000 and $78,000, respectively.  The total intrinsic values, determined as of the date of exercise, of options exercised in the nine months ended September 30, 2014 and 2013, were $102,000 and $144,000, respectively. We received $0.3 million in cash from stock option exercises in each of the nine months ended September 30, 2014 and 2013, respectively.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the nine months ended September 30, 2014, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	1,209	$8.60
Granted	1,187	$9.89
Vested	(194)	$10.46
Forfeited	(7)	$9.45
Nonvested at September 30, 2014	2,195

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2014 and 2013, were $9.89 and $8.27, respectively. We have recorded share-based compensation expense of $6.1 million and $4.7 million for the nine months ended September 30, 2014 and 2013, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Income Statements.  Unrecognized share-based compensation expense was $10.5 million relating to 2.2 million restricted stock awards and $8,000 relating to 3,000 unvested stock options as of September 30, 2014.  We expect to recognize share-based compensation expense over a weighted average period of 0.3 year for stock options and 1.9 years for restricted stock awards.

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

Wireless segment revenue for the three and nine months ended September 30, 2013 has been reduced $2.5 million from that previously reported to classify cash incentives consistent with our audited consolidated financial statements for the year ended December 31, 2013. Adjusted EBITDA for our Wireless and Wireline

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

segments increased and decreased, respectively, for the three and nine months ended September 30, 2013, $5.2 million to classify wireless handset subsidies into our Wireline segment consistent with our audited consolidated financial statements for the year ended December 31, 2013.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2014 and 2013 follows (amounts in thousands):

	Three Months Ended			Nine Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
September 30, 2014
Revenues	$76,398	164,327	240,725	208,312	473,095	681,407
Adjusted EBITDA	$47,279	45,915	93,194	125,475	126,987	252,462

September 30, 2013
Revenues	$65,613	152,330	217,943	135,009	458,811	593,820
Adjusted EBITDA	$42,498	36,219	78,717	71,960	127,545	199,505

A reconciliation of reportable segment Adjusted EBITDA to consolidated income before income taxes follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reportable segment Adjusted EBITDA	$93,194	78,717	252,462	199,505
Less depreciation and amortization expense	(41,705)	(38,029)	(127,843)	(106,424)
Less share-based compensation expense	(2,153)	(1,823)	(6,124)	(4,729)
Less accretion expense	(359)	(178)	(961)	(460)
Other	359	(3)	481	(453)
Consolidated operating income	49,336	38,684	118,015	87,439
Less other expense	(18,411)	(17,702)	(55,938)	(52,080)
Consolidated income before income tax expense	$30,925	20,982	62,077	35,359

(7)	Related Party Transaction
Upon closing of the AWN acquisition on July 22, 2013, ACS became a related party for financial statement reporting purposes. ACS provides us with local service lines and network capacity in locations where we do not have our own facilities. We provide wholesale wireless services to ACS who uses our network to sell services to its respective retail customers and we receive ACS' high cost support from USF for its wireless customers. For the nine months ended September 30, 2014 and 2013, we have paid ACS $48.2 million and $9.5 million, respectively, and received $29.5 million and $4.8 million in payments from ACS, respectively. At September 30, 2014 we have $33.9 million in receivables from ACS and $8.6 million in payables to ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, our wholly owned subsidiary, net of syndication and arrangement fees, are restricted for use on TERRA-NW.  Restricted cash of $1.1 million and $6.9 million was held by Unicom at September 30, 2014 and December 31, 2013, respectively, and is included in our Consolidated Balance Sheets.  We began construction on TERRA-NW in 2012, placed into service Phases 1 and 2 of the TERRA-NW project in 2013, and expect to place the final phase into service in late 2014.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of September 30, 2014.  The value attributed to the puts/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of September 30, 2014 and December 31, 2013.

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

A summary of future minimum capital lease payments follows (amounts in thousands):

Years ending December 31:
2014	$3,359
2015	13,444
2016	13,454
2017	13,433
2018	13,440
2019 and thereafter	46,658
Total minimum lease payments	103,788
Less amount representing interest	25,397
Less current maturity of obligations under capital leases	7,955
Long-term obligations under capital leases, excluding current maturity	$70,436

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

On July 22, 2013, we closed the transactions under the Wireless Agreement and other related agreements entered into on June 4, 2012 by and among Alaska Communications Systems Group, Inc. (“ACS”), GCI, ACS Wireless, Inc., a wholly owned subsidiary of ACS, GCI Wireless Holdings, LLC, a wholly owned subsidiary of GCI, and AWN, pursuant to which the parties agreed to contribute the respective wireless network assets of GCI, ACS and their affiliates to AWN. AWN operates a statewide network with the spectrum mix, scale, advanced technology and cost structure necessary to compete with Verizon Wireless and AT&T Mobility in Alaska. AWN provides wholesale services to GCI and ACS. GCI and ACS use the AWN network in order to continue to sell services to their respective retail customers. GCI and ACS continue to compete against each other and other wireless providers in the retail market.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended September 30,		Percentage Change[1] 2014	Nine Months Ended September 30,		Percentage Change[1] 2014
	2014	2013	vs. 2013	2014	2013	vs. 2013
Statements of Operations Data:
Revenues:
Wireless segment	32%	30%	16%	31%	23%	54%
Wireline segment	68%	70%	8%	69%	77%	3%
Total revenues	100%	100%	10%	100%	100%	15%
Selling, general and administrative expenses	30%	32%	5%	31%	33%	8%
Depreciation and amortization expense	17%	17%	10%	19%	18%	20%
Operating income	20%	18%	28%	17%	15%	35%
Other expense, net	8%	8%	4%	8%	9%	7%
Income before income taxes	13%	10%	47%	9%	6%	76%
Net income	12%	9%	42%	9%	5%	118%
Net income attributable to the non-controlling interests	7%	5%	43%	5%	2%	235%
Net income attributable to GCI	5%	4%	41%	3%	3%	40%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, income or loss attributable to non-controlling interest resulting from New Markets Tax Credit transactions, non-cash contribution adjustment, and other non-cash adjustments (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See note 6 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 10% from $217.9 million in the three months ended September 30, 2013 to $240.7 million in the same period in 2014.  Total revenues increased 15% from $593.8 million in the nine months ended September 30, 2013 to $681.4 million in the same period in 2014. Revenue increased in both of our segments for the three and nine months ended September 30, 2014 compared to the same periods in 2013.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 7% from $71.7 million in the three months ended September 30, 2013 to $76.9 million in the same period in 2014.  Total Cost of Goods Sold increased 9% from $202.0 million in the nine months ended September 30, 2013 to $221.1 million in the same period in 2014. Cost of Goods Sold decreased in our Wireline segment and increased in our Wireless segment for the three months ended September 30, 2014 compared to the same period in 2013. Cost of Goods Sold increased in both of our segments for the nine months ended September 30, 2014 compared to the same period in 2013.  See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
Revenue	$76,398	65,613	16%	208,312	135,009	54%
Cost of Goods Sold	$24,021	18,530	30%	66,234	49,515	34%
Adjusted EBITDA	$47,279	42,498	11%	125,475	71,960	74%

Wireless segment revenue for the three and nine months ended September 30, 2013 has been reduced $2.5 million from that reported previously to classify cash incentives consistent with our audited consolidated financial statements for the year ended December 31, 2013. Wireless segment Cost of Goods Sold for the three and nine months ended September 30, 2013 has been reduced $8.3 million from that reported previously to classify cash incentives, wireless handset subsidies into our Wireline segment, and rights to use amortization expense consistent with our audited consolidated financial statements for the year ended December 31, 2013. Wireless segment Adjusted EBITDA for the three and nine months ended September 30, 2013 has been increased $5.2 million to classify wireless handset subsidies into our Wireline segment consistent with our audited consolidated financial statements for the year ended December 31, 2013. See note 6 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Wireless Segment Revenues
The increase in revenue is primarily due to the following:

•
A $5.1 million and $33.1 million increase in roaming revenue for the three and nine months ended September 30, 2014 when compared to the same periods in 2013, respectively, primarily due to the July 22, 2013 close of the AWN transaction,

•
A $3.1 million and $26.7 million increase in non-Lifeline wholesale plan fee revenue for the three and nine months ended September 30, 2014 when compared to the same periods in 2013, respectively, primarily due to the July 22, 2013 close of the AWN transaction and increased subscribers,

•
An $11.5 million increase in high cost support revenue for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the July 22, 2013 close of the AWN transaction, and

•
A $1.4 million and $5.9 million increase in private line revenue for the three and nine months ended September 30, 2014 when compared to the same periods in 2013, respectively, due to increased demand for backhaul capacity.

The increase is partially off-set by a $4.6 million increase in the wireless handset cash incentives to ACS for the nine months ended September 30, 2014 when compared to the same period in 2013 for the sale of wireless handsets to their retail customers due to the July 22, 2013 close of the AWN transaction.

Wireless Segment Cost of Goods Sold
The increase in Cost of Goods Sold is primarily due to the following:

•	A $11.4 million increase in roaming costs for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the July 22, 2013 close of the AWN transaction,

•
A $4.8 million increase in wireless equipment costs for the three months ended September 30, 2014 when compared to the same period in 2013. During the three months ended September 30, 2014, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. During the three months ended September 30, 2013, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements.

•
A $3.2 million increase in distribution and capacity costs for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the July 22, 2013 close of the AWN transaction and growth in traffic carried on the wireless network, and

•
A $4.3 million increase in network maintenance costs for the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to the growth of the wireless network resulting from the July 22, 2013 close of the AWN transaction and increased emphasis on our wireless network.

The increase in wireless Cost of Goods Sold for the nine months ended September 30, 2014 when compared to the same period in 2013 is partially off-set by a $1.3 million decrease in wireless equipment costs. Through the AWN transaction close date, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2014 when compared to the same periods in 2013 is primarily due to increased revenue as described above in “Wireless Segment Revenues.”  This increase was partially offset by increased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold” and an increase in selling, general and administrative expense.

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

The components of Wireline segment revenue for the three and nine months ended September 30, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
Consumer
Wireless	$7,989	7,581	5%	21,840	21,307	3%
Data	28,755	24,981	15%	83,012	73,450	13%
Video	27,896	27,674	1%	82,016	83,375	(2)%
Voice	7,972	8,647	(8)%	24,696	27,318	(10)%
Business Services
Wireless	834	785	6%	2,368	2,228	6%
Data	36,857	39,229	(6)%	107,251	118,759	(10)%
Video	10,432	3,705	182%	23,191	10,297	125%
Voice	11,657	9,952	17%	34,757	35,532	(2)%
Managed Broadband
Data	26,596	24,544	8%	78,033	70,594	11%
Voice	5,339	5,232	2%	15,931	15,951	—%
Total Wireline segment revenue	$164,327	152,330	8%	473,095	458,811	3%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
Wireline segment Cost of Goods Sold	$52,880	53,153	(1)%	154,823	152,477	2%
Wireline segment Adjusted EBITDA	$45,915	36,219	27%	126,987	127,545	—%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and nine months ended September 30, 2013 have been adjusted $5.2 million from that reported previously to classify wireless handset subsidies into our Wireline segment consistent with our audited consolidated financial statements for the year ended December 31, 2013. See note 6 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income before income taxes.

Selected key performance indicators for our Wireline segment follow:

	September 30,		Percentage
	2014	2013	Change
Consumer
Data:
Cable modem subscribers[1]	117,000	114,800	2%
Video:
Basic subscribers[2]	115,900	118,400	(2)%
Digital programming tier subscribers[3]	64,200	68,100	(6)%
HD/DVR converter boxes[4]	105,600	92,100	15%
Homes passed	248,000	246,600	1%
Video ARPU - quarter-to-date[5]	$80.22	$77.64	3%
Video ARPU - year-to-date[6]	$77.91	$76.88	1%

Voice:
Total local access lines in service[7]	55,900	62,800	(11)%
Local access lines in service on GCI facilities[7]	52,400	58,500	(10)%
Business Services
Data:
Cable modem subscribers[1]	14,200	14,000	1%
Voice:
Total local access lines in service[7]	47,400	49,400	(4)%
Local access lines in service on GCI facilities[7]	34,200	34,800	(2)%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[8]	25,600	29,600	(14)%
Consumer Non-Lifeline wireless lines in service[9]	102,700	97,200	6%
Business Services Non-Lifeline wireless lines in service[9]	18,600	17,900	4%
Total wireless lines in service	146,900	144,700	2%
Wireless ARPU - quarter-to-date[10]	$50.87	$49.22	3%
Wireless ARPU - year-to-date[11]	$49.93	$48.48	3%
Cable Modem ARPU - quarter-to-date[12]	$80.20	$70.95	13%
Cable Modem ARPU - year-to-date[13]	$77.48	$69.15	12%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended September 30, 2014 and 2013.

[6] Video ARPU for the nine months ended September 30, 2014 and 2013.
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

9 A non-Lifeline wireless line in service is defined as a revenue generating wireless device that is not eligible for Lifeline support. To be consistent with industry standards, we updated the consumer non-lifeline wireless lines in service as of September 30, 2013 to include suspended prepaid accounts.

[10] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU"). Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment for the three months ended September 30, 2014 and 2013.

[11] Wireless ARPU for the nine months ended September 30, 2014 and 2013. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[12] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period ("Cable Modem ARPU") for the three months ended September 30, 2014 and 2013.

[13] Cable Modem ARPU for the nine months ended September 30, 2014 and 2013.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $3.1 million or 14% and $8.5 million or 13% increase in cable modem revenue for the three and nine months ended September 30, 2014 when compared to the same periods in 2013, due to our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity.

The decrease in data revenue for the nine months ended September 30, 2014 when compared to the same period in 2013 is primarily due to a $14.4 million or 30% decrease in managed services project revenue for the nine months ended September 30, 2014 when compared to the same period in 2013 due to a decrease in special project work.

The increase in video revenue for the three and nine months ended September 30, 2014 when compared to the same periods in 2013 is primarily due to our acquisition of the television broadcast stations in the fourth quarter of 2013 and an increase in advertising sales due to the election cycle.

Managed Broadband
The increase in data revenue for the nine months ended September 30, 2014 when compared to the same period in 2013 is primarily due to a $8.6 million or 13% increase in monthly contract revenue for the nine months ended September 30, 2014 when compared to the same period in 2013 due to new ConnectMD® and SchoolAccess® customers and increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.

Wireline Segment Cost of Goods Sold
The individually significant items contributing to the decrease in Wireline segment Cost of Goods Sold for the three months ended September 30, 2014 when compared to the same period in 2013 include:

•	A $1.5 million or 23% decrease in the costs to provide services and product sales for Rural Health and SchoolAccess customers, and

•	A $0.9 million or 9% decrease in managed services project Cost of Goods Sold due to a decrease in special project work.

The decreases are partially offset by a $3.4 million or 24% increase in video Cost of Goods Sold primarily due to the acquisition of the television broadcast stations in the fourth quarter of 2013 and increased rates paid to programmers.

The individually significant items contributing to the increase in Wireline segment Cost of Goods Sold for the nine months ended September 30, 2014 when compared to the same period in 2013 include:

•
A $6.9 million or 53% increase in retail wireless Cost of Goods Sold primarily due to an increase in the number of handsets sold and a decrease in subsidies received from the Wireless segment for the purchase of wireless handsets. Through the AWN transaction close, the Wireless segment recorded the Cost of Goods Sold related to wireless equipment sales to retail customers based upon equipment sales and agreed-upon subsidy rates. Any amount in excess of this subsidy was recorded in the Wireline segment. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements, and

•	A $7.9 million or 19% increase in video Cost of Goods Sold primarily due to the acquisition of the television broadcast stations in the fourth quarter of 2013 and increased rates paid to programmers.

The increases are partially offset by a $10.7 million or 28% decrease in managed services project Cost of Goods Sold due to the decrease in special project work described above in "Wireline Segment Revenues - Business Services."

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2014 when compared to the same periods in 2013 is primarily due to increased revenues as described above in "Wireline Segment Revenues." The increase is partially offset by an increase in selling, general and administrative expense for the three and nine months ended September 30, 2014.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5% to $72.8 million for the three months ended September 30, 2014 and increased 8% to $214.5 million for the nine months ended September 30, 2014. Individually significant items contributing to the increase include:

•	A $2.8 million and $8.3 million increase in labor costs for the three and nine months ended September 30, 2014, when compared to the same periods in 2013, respectively,

•	A $1.2 million and $3.7 million increase in health benefit costs for the three and nine months ended September 30, 2014, when compared to the same periods in 2013, and

•	A $0.7 million increase in property taxes for the three months ended September 30, 2014, when compared to the same period in 2013.

As a percentage of total revenues, selling, general and administrative expenses decreased from 32% and 33% for the three and nine months ended September 30, 2013 to 30% and 31% for the three and nine months ended September 30, 2014, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.7 million to $41.7 million and $21.4 million to $127.8 million in the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively.  These increases are primarily due to new assets placed in service in the last three months of 2013 and in the first nine months of 2014, partially offset by assets which became fully depreciated during the last three months of 2013 and in the first nine months of 2014.

Other Expense, Net
Other expense, net of other income, increased $3.9 million to $55.9 million in the nine months ended September 30, 2014 when compared to the same period in 2013 primarily due to increased interest expense attributable to increased borrowing on our Senior Credit Facility.

Income Tax Expense
Income tax expense totaled $2.5 million and $1.0 million and our effective income tax rate was 8% and 5% in the three months ended September 30, 2014 and 2013, respectively. Income tax expense totaled $2.8 million and $8.2 million and our effective income tax rate was 5% and 23% in the nine months ended September 30, 2014 and 2013, respectively. Our effective income tax rate decreased due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN in 2014 as compared to 2013.

At September 30, 2014, we have income tax net operating loss carryforwards of $236.1 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.9 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $97.1 million associated with income tax net operating losses that were generated from 2000 to 2013 and that expire from 2020 to 2033, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, and that expire in 2024 through 2027, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 2% to 7% in the year ending December 31, 2014.

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

As discussed in the General Overview section of this Item 2, on July 22, 2013, we closed the AWN transaction.  Under the terms of the agreement, ACS is entitled to receive preferential cash distributions totaling $190.0 million over the first four years of AWN’s operations ("Preference Period") contingent on the future cash flows of AWN. The preferential cash distribution is cumulative and may be paid beyond the Preference Period until the entire $190.0 million is paid. AWN has paid ACS $55.3 million in preferential cash distributions during the period from the AWN transaction close through September 30, 2014.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, are summarized as follows (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Operating activities	$220,217	140,836
Investing activities	(148,629)	(216,826)
Financing activities	(81,095)	109,432
Net increase (decrease) in cash and cash equivalents	$(9,507)	33,442

Operating Activities
The increase in cash flows provided by operating activities for the nine months ended September 30, 2014, as compared to the same period in 2013, is due to an increase in net income and a decrease in accounts receivable due to the timing of receipt of payments.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2014, consists primarily of cash paid for capital expenditures and an investment of $15.0 million for a 39% interest in Texas Energy Network LLC, a next generation carrier-class communications services firm that specializes in serving the energy exploration and production, oilfield service and midstream industries. Net cash used in investing activities during the nine months ended September 30, 2013, consists primarily of $100.0 million to purchase wireless network assets from ACS as part of the AWN transaction close and cash paid for capital expenditures. Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $124.9 million (including $19.0 million for the purchase of real estate) and $135.5 million during the nine months ended September 30, 2014 and 2013, respectively.  Additionally, we had $19.8 million in non-cash additions for the purchase of real estate and the extension of satellite lease capacity. Depending on available opportunities and the amount of cash flow we generate during 2014, we expect our 2014 expenditures to total $170.0 million excluding real estate acquisitions and an extension of the satellite lease capacity.

Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2014, consists primarily of repayments of our Rural Utility Service (“RUS”) debt and Senior Credit Facility partially off-set by proceeds from borrowing on our Senior Credit Facility and distributions paid to ACS from AWN.  Net cash provided by financing activities for the nine months ended September 30, 2013, consists primarily of proceeds from borrowing $100.0 million under the term loan portion of our Amended Senior Credit Facility to fund the purchase of wireless network assets from ACS as part of the close of the AWN transaction and borrowings under the revolving portion of our Amended Senior Credit Facility. These proceeds were offset by repayments of RUS debt and repurchases of our common stock.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
Our Senior Credit Facility includes a $240.0 million term loan and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $240.0 million outstanding under the term loan at September 30, 2014.  Under the revolving portion of the Senior Credit Facility we have borrowed $10.0 million and have $4.5 million of letters of credit outstanding, which leaves $135.5 million available for borrowing as of September 30, 2014.  A total of $250.0 million is outstanding as of September 30, 2014.

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

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $120.0 million of repurchases as of September 30, 2014.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the nine months ended September 30, 2014, we repurchased 0.1 million shares of GCI common stock under the stock buyback program at a cost of $1.3 million. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Those policies considered to be critical accounting policies for 2014 are revenue recognition related to revenues from the Remote high cost, rural health, and schools and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our December 31, 2013 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes.  Our Senior Credit Facility carries interest rate risk.  Amounts borrowed under our Senior Credit Facility bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility).  Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30, 2014, we have borrowed $259.9 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $2.6 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.  We do not hold derivatives.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended September 30, 2014:

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
July 1, 2014 to July 31, 2014	12,040	$11.00	—	$121,221,953
August 1, 2014 to August 31, 2014	200	$11.21	200	$121,269,011
September 1, 2014 to September 30, 2014	118,024	$11.02	117,624	$120,004,135
Total	130,264
[1] Consists of 117,824 shares from open market purchases made under our publicly announced repurchase plan and 12,440 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3] The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $353.3 million through September 30, 2014, consisting of $337.9 million through December 31, 2013, and an additional $15.3 million during the nine months ended September 30, 2014. We have made total repurchases under the program of $233.3 million through September 30, 2014. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

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
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 6, 2014
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	November 6, 2014
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 6, 2014
Lynda L. Tarbath	Officer (Principal Accounting Officer)