Form 10-Q
period 2015-06-30
GENERAL COMMUNICATION INC
filed 2015-08-05
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of July 31, 2015, was:

36,205,000 shares of Class A common stock; and
3,155,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	June 30,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$34,184	15,402

Receivables (including $0 and $27,944 from a related party at June 30, 2015 and December 31, 2014, respectively)	182,337	212,441
Less allowance for doubtful receivables	5,860	4,542
Net receivables	176,477	207,899

Deferred income taxes	83,576	56,120
Prepaid expenses	14,317	12,179
Inventories	12,260	17,032
Other current assets	3,141	153
Total current assets	323,955	308,785

Property and equipment in service, net of depreciation	999,516	1,013,242
Construction in progress	85,578	99,240
Net property and equipment	1,085,094	1,112,482

Goodwill	237,817	229,560
Cable certificates	191,635	191,635
Wireless licenses	86,347	86,347
Other intangible assets, net of amortization	64,908	66,015
Deferred loan and senior notes costs, net of amortization of $5,860 and $8,644 at June 30, 2015 and December 31, 2014, respectively	17,141	10,949
Other assets	26,970	52,725
Total other assets	624,818	637,231
Total assets	$2,033,867	2,058,498

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$11,747	8,722
Accounts payable (including $0 and $7,447 to a related party at June 30, 2015 and December 31, 2014, respectively)	46,894	76,918
Deferred revenue	29,698	29,314
Accrued payroll and payroll related obligations	27,806	32,803
Accrued liabilities	19,307	14,457
Accrued interest	14,092	6,654
Subscriber deposits	1,493	1,212
Total current liabilities	151,037	170,080

Long-term debt, net	1,345,454	1,036,056
Obligations under capital leases, excluding current maturities	62,240	66,499
Obligation under capital lease due to related party, excluding current maturity	1,840	1,857
Deferred income taxes	202,386	187,872
Long-term deferred revenue	98,635	85,734
Other liabilities	72,467	43,178
Total liabilities	1,934,059	1,591,276

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 36,280 and 37,998 shares at June 30, 2015 and December 31, 2014, respectively; outstanding 36,254 and 37,972 shares at June 30, 2015 and December 31, 2014, respectively	—	13,617
Class B. Authorized 10,000 shares; issued and outstanding 3,158 and 3,159 at June 30, 2015 and December 31, 2014, respectively; convertible on a share-per-share basis into Class A common stock	2,667	2,668
Less cost of 26 Class A common shares held in treasury at June 30, 2015 and December 31, 2014	(249)	(249)
Paid-in capital	(8,490)	26,773
Retained earnings	71,520	124,547
Total General Communication, Inc. stockholders' equity	65,448	167,356
Non-controlling interests	34,360	299,866
Total stockholders’ equity	99,808	467,222
Total liabilities and stockholders’ equity	$2,033,867	2,058,498

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Non-related party	$247,528	210,236	473,334	410,739
Related party	—	14,163	5,283	29,943
Total revenues	247,528	224,399	478,617	440,682

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	79,256	69,707	153,143	138,850
Related party	—	2,675	881	5,306
Total cost of goods sold	79,256	72,382	154,024	144,156

Selling, general and administrative expenses:
Non-related party	83,047	68,685	166,435	139,427
Related party	—	1,132	540	2,282
Total selling, general and administrative expenses	83,047	69,817	166,975	141,709

Depreciation and amortization expense	45,171	43,786	90,406	86,138
Software impairment charge	851	—	27,268	—
Operating income	39,203	38,414	39,944	68,679

Other income (expense):
Loss on extinguishment of debt	(27,700)	—	(27,700)	—
Interest expense (including amortization of deferred loan fees)	(22,400)	(18,170)	(43,385)	(36,381)
Impairment of equity method investment	(12,593)	—	(12,593)	—
Derivative instrument unrealized loss	(2,950)	—	(5,070)	—
Other	4,390	(1,049)	1,243	(1,146)
Other expense, net	(61,253)	(19,219)	(87,505)	(37,527)

Income (loss) before income taxes	(22,050)	19,195	(47,561)	31,152
Income tax (expense) benefit	6,293	(2,355)	13,079	(3,551)
Net income (loss)	(15,757)	16,840	(34,482)	27,601

Net income (loss) attributable to non-controlling interests	(130)	10,913	414	20,534
Net income (loss) attributable to General Communication, Inc.	$(15,627)	5,927	(34,896)	7,067

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(0.41)	0.14	(0.90)	0.17
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(0.41)	0.14	(0.90)	0.17
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(0.41)	0.14	(0.90)	0.17
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(0.41)	0.14	(0.90)	0.17

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2014	$11,467	2,673	(866)	26,880	116,990	300,210	457,354
Net income	—	—	—	—	7,067	20,534	27,601
Common stock repurchases and retirements	(536)	—	—	—	—	—	(536)
Shares issued under stock option plan	176	—	—	—	—	—	176
Issuance of restricted stock awards	1,691	—	—	(1,691)	—	—	—
Share-based compensation expense	—	—	—	3,973	—	—	3,973
Issuance of treasury shares related to deferred compensation payment	—	—	617	98	—	—	715
Distribution to non-controlling interest	—	—	—	—	—	(25,000)	(25,000)
Adjustment to investment by non-controlling interest	—	—	—	—	—	(2,131)	(2,131)
Other	3	(3)	—	—	—	100	100
Balances at June 30, 2014	$12,801	2,670	(249)	29,260	124,057	293,713	462,252

Balances at January 1, 2015	$13,617	2,668	(249)	26,773	124,547	299,866	467,222
Net income (loss)	—	—	—	—	(34,896)	414	(34,482)
Common stock repurchases and retirements	(18,808)	—	—	—	(18,131)	—	(36,939)
Shares issued under stock option plan	295	—	—	—	—	—	295
Issuance of restricted stock awards	4,895	—	—	(4,895)	—	—	—
Share-based compensation expense	—	—	—	5,329	—	—	5,329
Distribution to non-controlling interest	—	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	—	3,209	3,209
AWN non-controlling interest acquisition	—	—	—	(35,467)	—	(268,364)	(303,831)
Other	1	(1)	—	(230)	—	—	(230)
Balances at June 30, 2015	$—	2,667	(249)	(8,490)	71,520	34,360	99,808

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(Amounts in thousands)
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(34,482)	27,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	90,406	86,138
Loss on extinguishment of debt	27,700	—
Software impairment charge	27,268	—
Deferred income tax expense (benefit)	(13,128)	3,551
Impairment of equity method investment	12,593	—
Share-based compensation expense	5,414	3,971
Other noncash income and expense items	10,792	4,933
Change in operating assets and liabilities	12,990	12,826
Net cash provided by operating activities	139,553	139,020
Cash flows from investing activities:
Purchase of AWN non-controlling interest and ACS wireless assets	(285,392)	—
Purchases of property and equipment	(91,964)	(80,550)
Grant proceeds	14,007	1,136
Purchase of businesses, net of cash received	(9,191)	—
Proceeds from sale of investment	7,551	—
Note receivable issued to an equity method investee	(3,000)	—
Purchases of other assets and intangible assets	(4,704)	(4,895)
Restricted cash	36	5,789
Purchase of investments	—	(21,179)
Other	188	(621)
Net cash used for investing activities	(372,469)	(100,320)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(489,191)	(26,403)
Issuance of 2025 Notes	445,973	—
Borrowing on Amended Senior Credit Facility	295,000	50,000
Issuance of Searchlight note payable and derivative stock appreciation rights	75,000	—
Purchase of treasury stock to be retired	(36,939)	(536)
Payment of bond call premium	(20,244)	—
Payment of debt issuance costs	(13,467)	—
Distribution to non-controlling interest	(4,932)	(25,000)
Proceeds from stock option exercises	295	176
Borrowing on other long-term debt	203	421
Net cash (used for) provided by financing activities	251,698	(1,342)
Net increase in cash and cash equivalents	18,782	37,358
Cash and cash equivalents at beginning of period	15,402	44,971
Cash and cash equivalents at end of period	$34,184	82,329

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

We have accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity as part of the Wireless Acquisition agreement. The future capacity receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in our Consolidated Statements of Operations for the six months ended June 30, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the assets and non-controlling interest received.

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

In conjunction with the Wireless Acquisition, we amended certain agreements related to the right to use ACS network assets. We adjusted the related right to use asset to fair value as of the acquisition date

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

resulting in a loss of $3.8 million recorded in our Consolidated Statements of Operations for the six months ended June 30, 2015.

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning December 15, 2016. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. We expect to adopt this guidance when effective, and do not expect this guidance to have a material effect on our financial position or results of operation, although it will change the financial statement classification of our debt issuance costs.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, but not required; at this time we are not early adopting. As the objectives of this standard are to clarify the codification, correct unintended application of guidance, eliminate inconsistencies, and, to improve the codification’s presentation of guidance, the adoption of this standard is not expected to have a material effect on our financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

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

Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(14,330)	(1,297)	$5,476	451
Less: Undistributed income allocable to participating securities	—	—	(320)	—
Undistributed income (loss) allocable to common stockholders	(14,330)	(1,297)	5,156	451
Denominator:
Weighted average common shares outstanding	34,887	3,159	36,143	3,162
Basic net income (loss) attributable to GCI common stockholders per common share	$(0.41)	(0.41)	$0.14	0.14

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(14,330)	(1,297)	$5,156	451
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(1,297)	—	451	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	2	(2)
Effect of share based compensation that may be settled in cash or shares	—	—	(5)	—
Net income (loss) adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$(15,627)	(1,297)	$5,604	449
Denominator:
Number of shares used in basic computation	34,887	3,159	36,143	3,162
Conversion of Class B to Class A common shares outstanding	3,159	—	3,162	—
Unexercised stock options	—	—	122	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	38,046	3,159	39,453	3,162
Diluted net income (loss) attributable to GCI common stockholders per common share	$(0.41)	(0.41)	$0.14	0.14

	Six Months Ended June 30, 2015
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(32,048)	(2,848)	$6,526	541
Less: Undistributed income allocable to participating securities	—	—	(354)	—
Undistributed income (loss) allocable to common stockholders	(32,048)	(2,848)	6,172	541
Denominator:
Weighted average common shares outstanding	35,548	3,159	36,112	3,163
Basic net income (loss) attributable to GCI common stockholders per common share	$(0.90)	(0.90)	$0.17	0.17

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2015
	2015		2014
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of undistributed earnings (loss) for basic computation	$(32,048)	(2,848)	$6,172	541
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(2,848)	—	541	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	1	(2)
Effect of share based compensation that may be settled in cash or shares	—	—	(2)	—
Net income (loss) adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$(34,896)	(2,848)	$6,712	539
Denominator:
Number of shares used in basic computation	35,548	3,159	36,112	3,163
Conversion of Class B to Class A common shares outstanding	3,159	—	3,163	—
Unexercised stock options	—	—	121	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	38,707	3,159	39,422	3,163
Diluted net income (loss) attributable to GCI common stockholders per common share	$(0.90)	(0.90)	$0.17	0.17

Weighted average shares associated with outstanding securities for the three and six months ended June 30, 2015 and 2014, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivative instruments that may be settled in cash or shares, the effect of which is anti-dilutive	612	—	486	—
Shares associated with anti-dilutive unexercised stock options	120	28	119	31
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	26	—	26	—
Total excluded	758	28	631	31

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(h)	Common Stock
Following are the changes in issued common stock for the six months ended June 30, 2015 and 2014 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2013	37,299	3,165
Class B shares converted to Class A	3	(3)
Shares issued upon stock option exercises	20	—
Share awards issued	1,187	—
Shares retired	(29)	—
Shares acquired to settle minimum statutory tax withholding requirements	(25)	—
Balances at June 30, 2014	38,455	3,162

Balances at December 31, 2014	37,998	3,159
Class B shares converted to Class A	1	(1)
Shares issued upon stock option exercises	38	—
Share awards issued	647	—
Shares retired	(2,331)
Shares acquired to settle minimum statutory tax withholding requirements	(73)	—
Balances at June 30, 2015	36,280	3,158

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

During the three months ended June 30, 2015, we repurchased 1.2 million shares of our Class A common stock under the stock buyback program at a cost of $19.7 million. During the six months ended June 30, 2015, we repurchased 2.3 million shares of our Class A common stock under the stock buyback program at a cost of $35.9 million. We had no common stock repurchases during the six months ended June 30, 2014. The stock was constructively retired as of June 30, 2015. Under this program we are currently authorized to make up to $96.6 million of repurchases as of June 30, 2015.

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
We account for our derivative instruments in accordance with ASC 815-10, Derivatives and Hedging. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. We have not entered into any hedging activities to date. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at their respective fair values. Our derivative instrument (as described in Note 5) includes stock appreciation rights, which have been recorded as a liability at fair value, and will be revalued at each reporting date, with changes in the fair value of the instrument included in our Consolidated Statements of Operations as Derivative Instrument Unrealized Loss.

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

Wireless
We offer new and existing wireless customers the option to participate in Upgrade Now, a program that is described above in Note 1(k). Upgrade Now is a multiple-element arrangement typically consisting of the trade-in right, handset, and one month of wireless service. At the inception of the arrangement, revenue is allocated between the separate units of accounting based upon each components' relative selling price on a standalone basis. This is subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent on the delivery of additional products or services to the customer in the future.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Remote and Urban High Cost Support
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $16.9 million and $17.0 million for the three months ended June 30, 2015 and 2014, respectively, and $34.1 million and $33.5 million for the six months ended June 30, 2015 and 2014, respectively.  At June 30, 2015, we have $45.3 million in high cost support accounts receivable.

(m)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses,and broadcast licenses, the fair value of equity method investments evaluated for impairment, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense), depreciation, the derivative stock appreciation rights liability, guarantee liability, and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

(n)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Surcharges reported gross	$1,384	1,101	2,533	2,234

(o)	Reclassifications
Reclassifications have been made to the 2014 financial statements to make them comparable with the 2015 presentation.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Six Months Ended June 30,	2015	2014
Decrease in accounts receivable, net	$22,410	24,693
Increase in prepaid expenses	(2,069)	(5,084)
Decrease in inventories	4,772	2,024
Decrease in other current assets	12	75
Increase in other assets	(7,035)	(344)
Decrease in accounts payable	(7,997)	(6,821)
Increase (decrease) in deferred revenues	(2,687)	3,360
Decrease in accrued payroll and payroll related obligations	(5,155)	(4,359)
Increase in accrued liabilities	4,604	1,452
Increase (decrease) in accrued interest	7,438	(384)
Decrease in subscriber deposits	(197)	(188)
Decrease in long-term deferred revenue	(980)	(2,345)
Increase (decrease) in components of other long-term liabilities	(126)	747
Total change in operating assets and liabilities	$12,990	12,826

The following item is for the six months ended June 30, 2015 and 2014 (amounts in thousands):

Net cash paid or received:	2015	2014
Interest paid including capitalized interest	$35,056	37,658

The following items are non-cash investing and financing activities for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Non-cash consideration for Wireless Acquisition	$19,446	—
Non-cash additions for purchases of property and equipment	$15,996	25,114
Asset retirement obligation additions to property and equipment	$1,735	361
Net capital lease obligation	$—	9,386
Distribution to non-controlling interest	$—	4,167
Deferred compensation distribution denominated in shares	$—	617

(3)    Intangible Assets and Goodwill
Goodwill increased $8.3 million during the six months ended June 30, 2015 as a result of business combinations.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$2,555	2,189	$5,218	$4,600

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2015	$10,221
2016	$8,336
2017	$6,035
2018	$4,200
2019	$3,191

(4)	Long-Term Debt

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

Searchlight Note
On February 2, 2015, we sold an unsecured promissory note to an affiliate of Searchlight Capital, L.P. ("Searchlight") in the principal amount of $75.0 million at an issue price of 100% that will mature on February 2, 2023 and bears interest at a rate of 7.5% per year ("Searchlight Note"). We may not prepay the Searchlight Note prior to February 2, 2019.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Senior Notes
On April 1, 2015 (“Closing Date”), GCI, Inc. our wholly owned subsidiary, completed an offering of $450.0 million in aggregate principal amount of 6.875% Senior Notes due 2025 (“2025 Notes”) at an issue price of 99.105%. We used the net proceeds from this offering to repay and retire all $425.0 million of our outstanding senior unsecured notes due 2019 (“2019 Notes”).

At any time before April 15, 2020, the 2025 Notes are redeemable at our option, in whole or in part, on not less than thirty nor more than sixty days’ notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes, plus a premium calculated as defined in the 2025 Notes agreement, and accrued and unpaid interest (if any) to the date of redemption.

At any time on or after April 15, 2020, the 2025 Notes are redeemable at our option, in whole or in part, on not less than thirty nor more than sixty days’ notice, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest (if any) to the date of redemption:

If redeemed during the twelve month period commencing April 15 of the year indicated:	Redemption Price
2020	103.438%
2021	102.292%
2022	101.146%
2023 and thereafter	100.000%

The 2025 Notes mature on April 15, 2025. Semi-annual interest payments are payable on April 15 and October 15, beginning on October 15, 2015.

The 2025 Notes were issued pursuant to an Indenture, dated as of April 1, 2015, between us and MUFG Union Bank, N.A., as trustee.

We are not required to make mandatory sinking fund payments with respect to the 2025 Notes.

Upon the occurrence of a change of control, each holder of the 2025 Notes will have the right to require us to purchase all or any part of such holder’s 2025 Notes at a purchase price equal to 101% of the principal amount of such 2019 Notes, plus accrued and unpaid interest on such 2025 Notes, if any.  If we or certain of our subsidiaries engage in asset sales, we must generally either invest the net cash proceeds from such sales in our business within a period of time, prepay debt under any outstanding credit facility, or make an offer to purchase a principal amount of the 2025 Notes equal to the excess net cash proceeds, with the purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

The 2025 Notes are senior unsecured obligations which rank equally in right of payment with our existing and future senior unsecured debt, including our 6.75% Senior Notes due 2021, and senior in right of payment to all future subordinated indebtedness.

The covenants in the indenture restrict GCI, Inc. and certain of its subsidiaries from incurring additional debt or entering into sale and leaseback transactions; paying dividends or distributions on capital stock or repurchase capital stock; issuing stock of subsidiaries; making certain investments; creating liens on assets to secure debt; entering into transactions with affiliates; merging or consolidating with another company; and transferring and selling assets. These covenants are subject to a number of limitations and exceptions, as further described in the 2025 Notes agreement.

We paid closing costs totaling $7.9 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2025 Notes. We recorded a $27.7 million loss on extinguishment of debt in our Consolidated Statements of Operations for the three and six months ended June 30, 2015. Included in the loss was $20.2 million in call premium payments to redeem our 2019 Notes, $5.4 million in unamortized 2019 Notes deferred loan costs, and $2.1 million for the unamortized portion of the 2019 Notes original issue discount.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(5)	Fair Value Measurements and Derivative Instruments

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

June 30, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,876	—	—	1,876
Liabilities:
Derivative stock appreciation rights	$—	—	26,730	26,730

December 31, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$2,068	—	—	2,068

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at June 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,348,803	1,383,920	1,036,678	1,055,952

The following methods and assumptions were used to estimate fair values:

•
The fair values of the 6.75% Senior Notes due 2021 and the 6.875% Senior Notes due 2025 both issued by GCI, Inc., our wholly owned subsidiary, are based upon quoted market prices for the same or similar issues (Level 2).

•
The fair value of our Searchlight Note Payable is based on the current rates offered to us for similar remaining maturities plus an additional premium to reflect its subordination to our 2021 and 2025 Notes (Level 3).  `

•
The fair value of our Amended Senior Credit Facility and Wells Fargo note payable are estimated to approximate their carrying value because the instruments are subject to variable interest rates (Level 2).

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

The following table summarizes the changes in fair value of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance, January 1, 2015	$—
Issuance	21,660
Fair value adjustment at end of period, included in Other Income (Expense)	5,070
Balance, June 30, 2015	$26,730

(6)	Stockholders’ Equity

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  Substantially all options vest in equal installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have not issued any new options since 2010 when we transitioned to issuing restricted stock awards. We have 1.8 million shares available for grant under the Stock Option Plan at June 30, 2015.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A summary of option activity under the Stock Option Plan as of June 30, 2015 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	308	$6.86
Exercised	(38)	$7.77
Expired	(2)	$7.63
Outstanding at June 30, 2015	268	$6.73	3.7 years	$2,762
Exercisable at June 30, 2015	268	$6.73	3.7 years	$2,762

A summary of nonvested restricted stock award activity under the Stock Option Plan as of June 30, 2015 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,744	$9.11
Granted	647	$14.70
Vested	(329)	$10.26
Forfeited	(6)	$12.53
Nonvested at June 30, 2015	2,056

The weighted average grant date fair value of awards granted during the six months ended June 30, 2015 and 2014, were $14.70 and $9.89, respectively. We have recorded share-based compensation expense of $5.3 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $13.1 million relating to 2.1 million restricted stock awards as of June 30, 2015.  We expect to recognize share-based compensation expense over a weighted average period of 1.8 years for restricted stock awards.

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

We evaluate performance and allocate resources based on earnings before net interest expense, income taxes, depreciation and amortization expense, loss on extinguishment of debt, software impairment charge, derivative instrument unrealized loss, share-based compensation expense, accretion expense, loss attributable to non-controlling interest resulting from New Markets Tax Credit ("NMTC") transactions, gains and impairment losses on equity and cost method investments, and other non-cash adjustments, plus imputed interest on financed devices (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and six months ended June 30, 2015 and 2014 follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
June 30, 2015
Revenues	$67,940	179,588	247,528	$127,144	351,473	478,617
Adjusted EBITDA	$45,727	42,274	88,001	$83,114	80,190	163,304

June 30, 2014
Revenues	$69,397	155,002	224,399	$131,914	308,768	440,682
Adjusted EBITDA	$40,174	44,297	84,471	$78,196	81,072	159,268

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
Reportable segment Adjusted EBITDA	$88,001	84,471	$163,304	159,268
Less depreciation and amortization expense	(45,171)	(43,786)	(90,406)	(86,138)
Less software impairment charge	(851)	—	(27,268)	—
Less share-based compensation expense	(2,613)	(2,193)	(5,414)	(3,971)
Less accretion expense	(351)	(301)	(801)	(602)
Other	188	223	529	122
Consolidated operating income	39,203	38,414	39,944	68,679
Less other expense, net	(61,253)	(19,219)	(87,505)	(37,527)
Consolidated income (loss) before income tax expense	$(22,050)	19,195	(47,561)	31,152

(8)	Related Party Transaction
ACS was a related party for financial statement reporting purposes through the date of the Wireless Acquisition on February 2, 2015. Included in our related party disclosures were ACS' provision to us of local service lines and network capacity in locations where we do not have our own facilities, our provision to ACS of wholesale wireless services for their use of our network to sell services to their respective retail customers, and our receipt of ACS' high cost support from USF for its wireless customers. For the period January 1, 2015 to February 2, 2015, we paid ACS $6.2 million and received $8.1 million in payments from ACS. For the six months ended

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

June 30, 2014, we paid $32.7 million and received $20.1 million in payments from ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

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

On August 30, 2011, we entered into the first arrangement (“NMTC #1”).  In connection with the NMTC #1 transaction we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF.  TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $76.8 million in funds less payment of placement fees, at interest rates varying from 1% to 3.96%, to our wholly owned subsidiary, Unicom, as partial financing for TERRA-NW.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom net of syndication and arrangement fees, were restricted for use on TERRA-NW.  We completed construction of TERRA-NW and placed the final phase into service in 2014.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of June 30, 2015.  The value attributed to the puts/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of June 30, 2015 and December 31, 2014.

Equity Method Investment
We own a 40.8% interest in a next generation carrier-class communications services firm. We account for our investment using the equity method. Due to declining economic conditions in the sector that it operates, additional financing was needed for the company to maintain its business plan. In March 2015, the existing owners provided financial support in the form of a loan of which our portion is $3.0 million. We determined that the additional financing provided to the company was a reconsideration event under ASC 810 and have subsequently determined that the entity is a VIE due to insufficient equity to finance its operations as a result of the decline in economic conditions.

We concluded that the company's board has the power to direct the significant activities of the entity. The board is comprised of five members of which we may choose two of the board members. As we do not control the board, we concluded that we do not have the power to direct the significant activities of the entity and are not the primary beneficiary. Our maximum exposure to loss related to the VIE is the combination of the investment and note receivable. We do not have a contractual obligation to provide additional financing.

During the second quarter of 2015, it became apparent that we would not recover the carrying value of our investment. We determined that the fair value of the equity investment was $0 and subsequently wrote-off the entire value of our investment resulting in an impairment loss of $12.6 million for the three and six months ended June 30, 2015 that is recorded in Other Income (Expense) on our Consolidated Statements of Operations. The fair value determination was based upon market information obtained during the second quarter of 2015, the estimated liquidation value of the entity's assets and the amount of senior secured debt at the valuation date.

We have a note receivable with the entity of $3.0 million that is recorded in Other Current Assets on our Consolidated Balance Sheets as of June 30, 2015. The fair value determination described above indicated that the full value of the note receivable is recoverable and we have not recorded an impairment loss related to the note receivable as of June 30, 2015. We will continue to monitor the entity's financial performance and record an impairment to the note receivable if it becomes apparent that the full value is no longer recoverable.

(10)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it is no longer probable that the computer software being developed will be completed and placed in service. Our assessment concluded that the cost of continuing the development will be much higher than originally estimated, and the timing and scope risks are substantial. We are searching for an established packaged customer billing solution and expect to identify a replacement in the third quarter of 2015. We identified development work, hardware, and software recorded as Construction in Progress through June 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We consider the remaining capital expenditures for this billing system to have a fair value of $0 and have taken an impairment charge of $0.9 million and $20.7 million during the three and six months ended June 30, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $6.6 million during the six months ended June 30, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

(11)Subsequent Events
On August 3, 2015, our wholly owned subsidiary, GCI Holdings, Inc., entered into the First Amendment (the “Amendment”) to the Amended Senior Credit Facility. Under the Amendment, GCI Holdings, Inc. incurred refinancing term loans in an aggregate principal amount of $274.3 million (the “New Term B Loans”) and used the proceeds of the New Term B Loans to repay $274.3 million of Term B Loans that were outstanding under the Amended Credit Facility, which constituted all of such outstanding Term B Loans. The interest rate under the New Term B Loans is LIBOR plus 3.25%, with a .75% LIBOR floor, a reduction of .50% to the Applicable Margin for the Term B Loans. The New Term B Loans mature on February 2, 2022 or December 3, 2020 if the 6.75% Senior Notes due 2021 of GCI, Inc. are not refinanced prior to such date.

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses, and broadcast licenses,the fair value of equity method investments evaluated for impairment, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), depreciation, the derivative stock appreciation rights liability, guarantee liability, and accrual of contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in The Alaska Wireless Network, LLC ("AWN") and substantially all the assets of ACS and its affiliates related to ACS’s wireless business (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million, subject to possible post-closing adjustments, and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We did not acquire certain excluded assets specified in the agreement. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended June 30,		Percentage Change[1] 2015	Six Months Ended June 30,		Percentage Change[1] 2015
	2015	2014	vs. 2014	2015	2014	vs. 2014
Statements of Operations Data:
Revenues:
Wireless segment	27%	31%	(2)%	27%	30%	(4)%
Wireline segment	73%	69%	16%	73%	70%	14%
Total revenues	100%	100%	10%	100%	100%	9%
Selling, general and administrative expenses	34%	31%	19%	35%	32%	18%
Depreciation and amortization expense	18%	20%	3%	19%	20%	5%
Software impairment charge	—%	—%	---%	6%	—%	100%
Operating income	16%	17%	2%	8%	16%	(42)%
Other expense, net	25%	9%	219%	18%	9%	133%
Income (loss) before income taxes	(9)%	9%	(215)%	(10)%	7%	(253)%
Net income (loss)	(6)%	8%	(194)%	(7)%	6%	(225)%
Net income attributable to the non-controlling interests	—%	5%	(101)%	—%	5%	(98)%
Net income (loss) attributable to GCI	(6)%	3%	(364)%	(7)%	2%	(594)%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before depreciation and amortization expense, net interest expense, income taxes, share-based compensation expense, accretion expense, plus loss on extinguishment of debt, plus software impairment charge, plus derivative instrument unrealized loss, plus imputed interest on financed devices, plus loss attributable to non-controlling interest resulting from New Markets Tax Credit transactions, gains and impairment losses on equity and cost method investments, and other non-cash adjustments (“Adjusted EBITDA”).  Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See Note 7 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 10% from $224.4 million in the three months ended June 30, 2014 to $247.5 million in the same period in 2015. Total revenues increased 9% from $440.7 million in the six months ended June 30, 2014 to $478.6 million in the same period in 2015. Revenue increased in our Wireline segment and decreased in our Wireless segment for the three months and six months ended June 30, 2015 compared to the same periods in 2014.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 9% from $72.4 million in the three months ended June 30, 2014 to $79.3 million in the same period in 2015.  Total Cost of Goods Sold increased 6.8% from $144.2 million in the six months ended June 30, 2014 to $154.0 million in the same period in 2015. Cost of Goods Sold decreased in our Wireless segment and increased in our Wireline segment for the three and six months ended June 30, 2015 compared to the same periods in 2014. See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30, 2015		Percentage
	2015	2014	Change	2015	2014	Change
Revenue	$67,940	69,397	(2)%	127,144	131,914	(4)%
Cost of Goods Sold	$18,335	23,500	(22)%	35,866	42,213	(15)%
Adjusted EBITDA	$45,727	40,174	14%	83,114	78,196	6%

Wireless Segment Revenues
The decrease in revenue is primarily due to a $7.4 million and $12.0 million decrease in plan fee revenue for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily due to our transition to a fixed percentage allocation of plan fee revenue from the Wireline segment following the February 2, 2015 close of the Wireless Acquisition.

The decrease is partially offset by the following:

•
A $4.4 million and $2.8 million increase in roaming revenue for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily due to increased traffic from our roaming partners and

•
A $2.8 million and $4.8 million decrease in the wireless handset cash incentives to ACS for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, for the sale of wireless handsets to their retail customers prior to the February 2, 2015 close of the Wireless Acquisition.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold is primarily due to the following:

•
A $1.1 million and $3.3 million decrease in distribution and capacity costs for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily because we were able to extend an agreement with a customer which resulted in the resolution of certain issues and the release of the related reserve and reduction of long distance traffic used by our wireless customers,

•
A $3.7 million and $5.6 million decrease in roaming costs for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily due to better management of permanent roaming customers, and

•
A $1.9 million decrease in wireless equipment costs for the three months ended June 30, 2015 when compared to the same period in 2014. During the three months ended June 30, 2014, the Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements. Following the close of the Wireless Acquisition this subsidy was discontinued but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease due to the discontinuation of the subsidy.

The decreases above are partially offset by a $1.3 million and $2.0 million increase in network maintenance costs for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and six months ended June 30, 2015 when compared to the same periods in 2014 is primarily due to decreased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold” and in selling, general and administrative expenses. This increase was partially offset by decreased Revenues as described above in “Wireless Segment Revenues.”

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

The components of Wireline segment revenue for the three and six months ended June 30, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change
Consumer
Wireless	$20,705	6,360	226%	37,115	13,851	168%
Data	32,034	27,313	17%	63,306	54,257	17%
Video	28,921	26,871	8%	58,146	54,120	7%
Voice	7,729	8,279	(7)%	15,530	16,724	(7)%
Business Services
Wireless	2,247	789	185%	4,041	1,534	163%
Data	35,485	35,554	—%	71,783	70,394	2%
Video	4,621	7,607	(39)%	9,035	12,759	(29)%
Voice	10,480	11,359	(8)%	21,186	23,100	(8)%
Managed Broadband
Data	31,376	25,608	23%	60,252	51,437	17%
Voice	5,990	5,262	14%	11,079	10,592	5%
Total Wireline segment revenue	$179,588	155,002	16%	351,473	308,768	14%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change
Wireline segment Cost of Goods Sold	$60,921	48,882	25%	118,158	101,943	16%
Wireline segment Adjusted EBITDA	$42,274	44,297	(5)%	80,190	81,072	(1)%

Selected key performance indicators for our Wireline segment follow:

	June 30,		Percentage
	2015	2014	Change
Consumer
Data:
Cable modem subscribers[1]	122,300	115,600	6%
Video:
Basic subscribers[2]	112,900	116,300	(3)%
Digital programming tier subscribers[3]	60,000	65,200	(8)%
HD/DVR converter boxes[4]	108,300	103,400	5%
Homes passed	249,600	248,000	1%
Video ARPU - quarter-to-date[5]	$84.60	$76.49	11%
Video ARPU - year-to-date[6]	$84.48	$76.78	10%
Voice:
Total local access lines in service[7]	52,000	57,700	(10)%
Business Services
Data:
Cable modem subscribers[1]	14,400	14,200	1%
Voice:
Total local access lines in service[7]	47,200	48,200	(2)%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[8]	28,400	28,200	1%
Consumer prepaid wireless lines in service[9]	26,700	10,000	167%
Consumer postpaid wireless lines in service[10]	151,800	89,100	70%
Business Services postpaid wireless lines in service[10]	29,200	18,500	58%
Total wireless lines in service	236,100	145,800	62%
Wireless ARPU - quarter-to-date[11]	$47.26	$48.89	(3)%
Wireless ARPU - year-to-date[12]	$47.75	$49.46	(3)%
Cable Modem ARPU - quarter-to-date[13]	$83.93	$76.69	9%
Cable Modem ARPU - year-to-date[14]	$83.93	$76.20	10%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended June 30, 2015 and 2014.

[6] Video ARPU for the six months ended June 30, 2015 and 2014.
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

9 A prepaid wireless line in service is defined as a revenue generating wireless device where service is purchased in advance of use. The purchased credit is used to pay for wireless services at the point the service is accessed or consumed.

10 A postpaid wireless line in service is defined as a revenue generating wireless device where service is provided by a prior arrangement with a subscriber and the subscriber is billed after the fact according to their use of wireless services at the end of each month.

[11] The average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of of each month for each of the months in the three months ended June 30, 2015. Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period for the three months ended June 30, 2014. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[12] The average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of of each month for each of the months in the six months ended June 30, 2015. Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period for the six months ended June 30, 2014. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[13] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period ("Cable Modem ARPU") for the three months ended June 30, 2015 and 2014.

[14] Cable Modem ARPU for the six months ended June 30, 2015 and 2014.

Wireline Segment Revenues

Consumer
The individually significant items contributing to the increase in wireless revenue include:

•
A $5.0 million and $9.4 million increase in plan fee revenue in the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily due to the acquisition of ACS' wireless subscribers following the February 2, 2015 close of the Wireless Acquisition, and

•
A $7.9 million and $12.0 million increase in equipment sales revenue in the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, due to an increase in the number of financed devices. In late 2014 we began encouraging our customers to purchase wireless devices through our financing program instead of subsidizing their device purchases. We offer a discount on the monthly plan fee for customers who choose to finance their device rather than buying a subsidized device.

The increase in data revenue is primarily due to a $5.2 million or 21% and $9.3 million or 20% increase in cable modem revenue for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, due to an increase in the number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

Business Services
The decrease in video revenue for the three months ended June 30, 2015 when compared to the same period in 2014 is primarily due to a decrease in advertising after the completion of the latest election cycle.

Managed Broadband
The increase in data revenue is primarily due to an increase in monthly contract revenue due to increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.

Wireline Segment Cost of Goods Sold
The individually significant items contributing to the increase in Wireline segment Cost of Goods Sold include:

•
A $2.1 million or 12% and $4.2 million or 13% increase in video Cost of Goods Sold for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily due to increased rates paid to programmers,

•
A $8.1 million or 217% and $9.9 million or 85% increase in wireless Cost of Goods Sold for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, primarily due to an increase in the number of handsets sold partially offset by an increase in subsidies received from the Wireless segment for the purchase of wireless handsets. Subsequent to the initial AWN transaction close on July 22, 2013 and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements, and

•
A $1.4 million or 35% and $2.4 million or 29% increase in the costs to provide services for Rural Health and SchoolAccess customers for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively.

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three months ended June 30, 2015 when compared to the same period in 2014 is primarily due to increased Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and in selling, general and administrative expense for the three months ended June 30, 2015. The decrease is partially offset by an increase in revenues as described above in "Wireline Segment Revenues."

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 19% to $83.0 million for the three months ended June 30, 2015. Selling, general and administrative expenses increased 18% to $167.0 million for the six months ended June 30, 2015. Individually significant items contributing to the increase include:

•
A $6.2 million and $13.0 million increase in costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively,

•	A $6.5 million and $9.8 million increase in labor and health insurance costs for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively,

•	A $1.9 million increase in inventory adjustments for the six months ended June 30, 2015, primarily due to the write-off of obsolete wireless handsets,

•	A $1.4 million increase in share-based compensation expense for the six months ended June 30, 2015, when compared to the same period in 2014, and

•	A $0.9 million and $1.5 million increase in bad debt expense for the three and six months ended June 30, 2015 when compared to the same periods in 2014.

As a percentage of total revenues, selling, general and administrative expenses increased from 31% and 32% for the three and six months ended June 30, 2014, respectively, to 34% and 35% for the three and six months ended June 30, 2015, respectively. The increase in selling, general, and administrative expenses as a percentage of total revenues is primarily due to the costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.4 million to $45.2 million and $4.3 million to $90.4 million in the three and six months ended June 30, 2015 compared to the same periods in 2014.  The increases are primarily due to new assets placed in service in the last six months of 2014 and in the first six months of 2015, partially offset by assets which became fully depreciated during the last six months of 2014 and in the first six months of 2015.

Software Impairment Charge
Software impairment charge increased $0.9 million and $27.3 million in the three and six months ended June 30, 2015 when compared to the same periods in 2014 primarily due to an impairment charge as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it is no longer probable that the computer software being developed will be completed and placed in service. Our assessment concluded that the cost of continuing the development will be much higher than originally estimated, and the timing and scope risks are substantial. We have begun a search for an established packaged customer billing solution and expect to identify a replacement in the second half of 2015. We identified development work, hardware, and software recorded as Construction in Progress through June 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We consider the remaining capital expenditures for this billing system to have a fair value of $0 and have taken an impairment charge of $0.9 million and $19.8 million during the three and six months ended June 30, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $6.6 million during the six months ended June 30, 2015, by recording an expense which is included in Software Impairment Charge on our Consolidated Statements of Operations.

Other Expense, Net
Other expense, net of other income, increased $42.0 million to $61.3 million and $50.0 million to $87.5 million in the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively. Individually significant items contributing to the change include:

•
A $27.7 million loss on extinguishment of debt for the three and six months ended June 30, 2015, due to the retirement of our 2019 Notes (please see Part I - Item 2 - "Liquidity and Capital Resources" for additional information),

•	A $12.6 million impairment charge for the three and six months ended June 30, 2015 recorded to reflect an other than temporary decline in fair value for one of our equity investments,

•	A $4.7 million gain for the three and six months ended June 30, 2015 recorded upon the sale of one of our cost method investments,

•
A $3.0 million and $5.1 million unrealized loss for the three and six months ended June 30, 2015, respectively, recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P. ("Searchlight"),

•
A $4.2 million and $7.0 million increase in interest expense attributable to increased borrowing on our Amended Senior Credit Facility for the three and six months ended June 30, 2015 when compared to the same periods in 2014, respectively, and

•
A $2.6 million net loss for the six months ended June 30, 2015, from adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

Income Tax (Expense) Benefit
Income tax benefit totaled $6.3 million and $13.1 million in the three and six months ended June 30, 2015, respectively. Our effective income tax rate was 29% and 27% in the three and six months ended June 30, 2015, respectively. Income tax expense totaled $2.4 million and $3.6 million and our effective income tax rate was 12% and 11% in the three and six months ended June 30, 2014, respectively. Our effective income tax rate was lower in 2014 due to the inclusion of income attributable to the non-controlling interest in AWN in income before income tax expense and the exclusion of income taxes on income attributable to the non-controlling interest in AWN. We completed the Wireless Acquisition on February 2, 2015, after which ACS no longer has a non-controlling interest in AWN.

At June 30, 2015, we have income tax net operating loss carryforwards of $355.8 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $146.3 million associated with income tax net operating losses that were generated from 2000 to 2014 and that expire from 2020 to 2034, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 25% to 30% in the year ending December 31, 2015.

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

To fund the purchase from ACS, on February 2, 2015, our wholly owned subsidiary, GCI Holdings, Inc., entered into a Fourth Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, that included a $275.0 million Term B loan ("Amended Senior Credit Facility"). The interest rate under the Term B loan is London Interbank Offered Rate (“LIBOR”) plus 3.75%, with a 1% LIBOR floor. The Term B loan will mature on February 2, 2022 or December 3, 2020, if our Senior Notes due 2021 are not refinanced prior to such date. We also sold an unsecured promissory note to Searchlight in the principal amount of $75.0 million that will mature on February 2, 2023 and will bear interest at a rate of 7.5% per year ("Searchlight Note"). A portion of the proceeds from the Searchlight Note were used to finance the Wireless Acquisition and the remainder was used for general corporate purposes. Additionally, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights which entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A common stock equal in value to the excess of the fair market value of a share of GCI Class A common stock on the date of exercise over the price of $13.00.

On April 1 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 at an issue price of 99.105% issued by our wholly owned subsidiary, GCI, Inc. The net proceeds of the offering were used to retire our existing 2019 Notes (see Note 6(b) of our December 31, 2014 annual report on Form 10-K). We paid closing costs totaling $7.9 million in connection with the offering, which were recorded as deferred loan costs and will be amortized over the term of the 2025 Notes. We recorded a $27.7 million loss on extinguishment of debt for the three and six months ended June 30, 2015.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows (amounts in thousands):

	Six Months Ended June 30,
	2015	2014
Operating activities	$139,553	139,020
Investing activities	(372,469)	(100,320)
Financing activities	251,698	(1,342)
Net increase in cash and cash equivalents	$18,782	37,358

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2015, consists primarily of cash paid for the Wireless Acquisition and capital expenditures. Net cash used in investing activities during the six months ended June 30, 2014, consists primarily of cash paid for capital expenditures and an investment of $15.0 million for a 39% interest in a next generation carrier-class communications services firm. Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $92.0 million and $80.6 million during the six months ended June 30, 2015 and 2014, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2015, we expect our 2015 core capital expenditures to total approximately $170.0 million. This estimate is based on purchases in 2015 regardless of the timing of cash payments.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015, consists primarily of borrowings on our Amended Senior Credit Facility and Searchlight Note to fund the Wireless Acquisition partially offset by costs paid to retire our 2019 Notes, costs paid for the 2025 Notes, and repurchases of our stock. Net cash provided by financing activities for the six months ended June 30, 2014, consists primarily of proceeds from borrowing on our Senior Credit Facility partially offset by repayments of our Senior Credit Facility and distributions paid to ACS from AWN.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Amended Senior Credit Facility includes a $240.0 million term loan, a $275.0 million Term B loan, and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $240.0 million and $274.3 million outstanding under the term loan and Term B loan, respectively, at June 30, 2015.  Under the revolving portion of the Amended Senior Credit Facility we have $22.5 million of letters of credit outstanding, which leaves $127.5 million available for borrowing as of June 30, 2015.  A total of $514.3 million is outstanding as of June 30, 2015.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021, our $450.0 million in aggregate principal amount of 6.875% Senior Notes due 2025, and our Amended Senior Credit Facility.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $96.6 million of repurchases as of June 30, 2015.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the six months ended June 30, 2015, we repurchased 2.3 million shares of GCI common stock under the stock buyback program at a cost of $35.9 million from open market and private transactions. The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of SEC Rule 10b-18.

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

Interest Rate Risk
Our Amended Senior Credit Facility carries interest rate risk.  Our Amended Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.75%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of June 30, 2015, we have borrowed $514.3 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.1 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price volatility. At June 30, 2015, a 1% increase in our stock price volatility used to determine the fair value of our stock appreciation rights would result in recognition of $0.4 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
In our December 31, 2014 annual report on Form 10-K we reported that we did not maintain effective internal control over financial reporting due to a material weakness associated with inadequately designed internal controls in our financial reporting process related to the calculation of our income tax expense during all quarters in 2014. During the first quarter of 2015, we remediated our material weakness by strengthening the design and operation of our controls over the initial calculation and the review and approval of the calculation of our income tax expense. We reinforced to our staff that a heightened sense of awareness is needed during the initial preparation, as well as to any subsequent changes, and during analysis of the result.

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended June 30, 2015:

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
April 1, 2015 to April 30, 2015	9,922	$15.87	45	$116,378,762
May 1, 2015 to May 31, 2015	1,174,347	$15.98	1,173,033	$97,631,734
June 1, 2015 to June 31, 2015	63,775	$16.01	61,560	$96,646,947
Total	1,248,044
[1] Consists of 1,234,638 shares from open market purchases made under our publicly announced repurchase plan and 13,406 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3] The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $368.7 million through June 30, 2015, consisting of $358.4 million through December 31, 2014, and an additional $10.3 million during the six months ended June 30, 2015. We have made total repurchases under the program of $272.0 million through June 30, 2015. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 5. Other Information
On August 3, 2015, our wholly owned subsidiary, GCI Holdings, Inc., entered into the First Amendment (the “Amendment”) to the Fourth Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent (“Amended Senior Credit Facility”).

Under the Amendment, GCI Holdings, Inc. incurred refinancing term loans in an aggregate principal amount of $274.3 million (the “New Term B Loans”) and used the proceeds of the New Term B Loans to repay $274.3 million of Term B Loans that were outstanding under the Amended Credit Facility, which constituted all of such outstanding Term B Loans. The interest rate under the New Term B Loans is LIBOR plus 3.25%, with a .75% LIBOR floor, a reduction of .50% to the Applicable Margin for the Term B Loans. The New Term B Loans mature on February 2, 2022 or December 3, 2020 if the 6.75% Senior Notes due 2021 of GCI, Inc. are not refinanced prior to such date.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Twenty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated June 17, 2015 # *
10.2	First Amendment dated as of August 3, 2015 to the Fourth Amended and Restated Credit and Guarantee Agreement dated as of February 2, 2015 *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 5, 2015
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	August 5, 2015
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 5, 2015
Lynda L. Tarbath	Officer (Principal Accounting Officer)