Form 10-Q
period 2015-09-30
GENERAL COMMUNICATION INC
filed 2015-11-05
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of November 2, 2015 was:

35,785,000 shares of Class A common stock; and
3,154,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	September 30,	December 31,
ASSETS	2015	2014
Current assets:
Cash and cash equivalents	$59,689	15,402

Receivables (including $0 and $27,944 from a related party at September 30, 2015 and December 31, 2014, respectively)	189,039	212,441
Less allowance for doubtful receivables	4,695	4,542
Net receivables	184,344	207,899

Deferred income taxes	49,075	56,120
Prepaid expenses	13,068	12,179
Inventories	10,075	17,032
Other current assets	3,136	153
Total current assets	319,387	308,785

Property and equipment	2,435,768	2,341,511
Less accumulated depreciation	1,350,470	1,229,029
Net property and equipment	1,085,298	1,112,482

Goodwill	239,098	229,560
Cable certificates	191,635	191,635
Wireless licenses	86,347	86,347
Other intangible assets, net of amortization	65,053	66,015
Deferred loan and senior notes costs, net of amortization of $6,542 and $8,644 at September 30, 2015 and December 31, 2014, respectively	16,969	10,949
Other assets	27,791	52,725
Total other assets	626,893	637,231
Total assets	$2,031,578	2,058,498

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2015	2014
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$11,902	8,722
Accounts payable (including $0 and $7,447 to a related party at September 30, 2015 and December 31, 2014, respectively)	50,417	76,918
Deferred revenue	33,917	29,314
Accrued payroll and payroll related obligations	29,138	32,803
Accrued interest	26,689	6,654
Accrued liabilities	17,135	14,457
Subscriber deposits	1,100	1,212
Total current liabilities	170,298	170,080

Long-term debt, net	1,345,098	1,036,056
Obligations under capital leases, excluding current maturities (including $1,832 and $1,857 due to a related party at September 30, 2015 and December 31, 2014, respectively)	61,885	68,356
Deferred income taxes	176,007	187,872
Long-term deferred revenue	94,701	85,734
Other liabilities	73,018	43,178
Total liabilities	1,921,007	1,591,276

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 35,850 and 37,998 shares at September 30, 2015 and December 31, 2014, respectively; outstanding 35,824 and 37,972 shares at September 30, 2015 and December 31, 2014, respectively	—	13,617
Class B. Authorized 10,000 shares; issued and outstanding 3,154 and 3,159 at September 30, 2015 and December 31, 2014, respectively; convertible on a share-per-share basis into Class A common stock	2,664	2,668
Less cost of 26 Class A common shares held in treasury at September 30, 2015 and December 31, 2014	(249)	(249)
Paid-in capital	(4,931)	26,773
Retained earnings	82,020	124,547
Total General Communication, Inc. stockholders' equity	79,504	167,356
Non-controlling interests	31,067	299,866
Total stockholders’ equity	110,571	467,222
Total liabilities and stockholders’ equity	$2,031,578	2,058,498

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Non-related party	$258,573	225,677	731,907	636,416
Related party	—	15,048	5,283	44,991
Total revenues	258,573	240,725	737,190	681,407

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	82,717	73,971	235,860	212,821
Related party	—	2,930	881	8,236
Total cost of goods sold	82,717	76,901	236,741	221,057

Selling, general and administrative expenses:
Non-related party	82,655	71,717	249,090	211,144
Related party	—	1,066	540	3,348
Total selling, general and administrative expenses	82,655	72,783	249,630	214,492

Depreciation and amortization expense	45,157	41,705	135,563	127,843
Software impairment charge	2,571	—	29,839	—
Operating income	45,473	49,336	85,417	118,015

Other income (expense):
Loss on extinguishment of debt	—	—	(27,700)	—
Interest expense (including amortization of deferred loan fees)	(21,088)	(17,848)	(64,473)	(54,229)
Impairment of equity method investment	—	—	(12,593)	—
Derivative instrument unrealized income (loss)	30	—	(5,040)	—
Other	1,202	(563)	2,445	(1,709)
Other expense, net	(19,856)	(18,411)	(107,361)	(55,938)

Income (loss) before income taxes	25,617	30,925	(21,944)	62,077
Income tax (expense) benefit	(8,122)	(5,078)	4,957	(8,629)
Net income (loss)	17,495	25,847	(16,987)	53,448

Net income (loss) attributable to non-controlling interests	(136)	15,932	278	36,466
Net income (loss) attributable to General Communication, Inc.	$17,631	9,915	(17,265)	16,982

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.45	0.24	(0.45)	0.41
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.45	0.24	(0.45)	0.41
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.44	0.24	(0.45)	0.41
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.44	0.24	(0.45)	0.41

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2014	$11,467	2,673	(866)	26,880	116,990	300,210	457,354
Net income	—	—	—	—	16,982	36,466	53,448
Common stock repurchases and retirements	(1,972)	—	—	—	—	—	(1,972)
Shares issued under stock option plan	344	—	—	—	—	—	344
Issuance of restricted stock awards	2,144	—	—	(2,144)	—	—	—
Share-based compensation expense	—	—	—	6,131	—	—	6,131
Issuance of treasury shares related to deferred compensation payment	—	—	617	98	—	—	715
Distribution to non-controlling interest	—	—	—	—	—	(37,500)	(37,500)
Adjustment to investment by non-controlling interest	—	—	—	—	—	(2,131)	(2,131)
Other	3	(3)	—	—	—	100	100
Balances at September 30, 2014	$11,986	2,670	(249)	30,965	133,972	297,145	476,489

Balances at January 1, 2015	$13,617	2,668	(249)	26,773	124,547	299,866	467,222
Net income (loss)	—	—	—	—	(17,265)	278	(16,987)
Common stock repurchases and retirements	(19,062)	—	—	—	(25,262)	—	(44,324)
Shares issued under stock option plan	295	—	—	—	—	—	295
Issuance of restricted stock awards	5,146	—	—	(5,146)	—	—	—
Share-based compensation expense	—	—	—	7,982	—	—	7,982
Distribution to non-controlling interest	—	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	—	3,209	3,209
Non-controlling interest acquisition	—	—	—	(34,310)	—	(271,521)	(305,831)
Other	4	(4)	—	(230)	—	—	(230)
Balances at September 30, 2015	$—	2,664	(249)	(4,931)	82,020	31,067	110,571

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)
(Amounts in thousands)
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(16,987)	53,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	135,563	127,843
Loss on extinguishment of debt	27,700	—
Software impairment charge	29,839	—
Deferred income tax expense (benefit)	(5,006)	8,629
Impairment of equity method investment	12,593	—
Share-based compensation expense	8,074	6,124
Other noncash income and expense items	14,146	7,206
Change in operating assets and liabilities	20,588	16,967
Net cash provided by operating activities	226,510	220,217
Cash flows from investing activities:
Purchases of property and equipment	(134,562)	(124,871)
Grant proceeds	14,007	1,136
Purchase of businesses, net of cash received	(12,736)	(1,670)
Proceeds from sale of investment	7,551	—
Purchases of other assets and intangible assets	(7,191)	(7,735)
Note receivable issued to an equity method investee	(3,000)	—
Restricted cash	49	5,871
Purchase of investments	—	(21,409)
Other	(4,760)	49
Net cash used for investing activities	(140,642)	(148,629)
Cash flows from financing activities:
Repayment of debt and capital lease obligations	(492,068)	(97,388)
Issuance of 2025 Notes	445,973	—
Borrowing on Amended Senior Credit Facility	295,000	55,000
Purchase of noncontrolling interests	(282,505)	—
Issuance of Searchlight note payable and derivative stock appreciation rights	75,000	—
Purchase of treasury stock to be retired	(44,324)	(1,972)
Payment of bond call premium	(20,244)	—
Payment of debt issuance costs	(13,979)	—
Distribution to non-controlling interest	(4,932)	(37,500)
Proceeds from stock option exercises	295	344
Borrowing on other long-term debt	203	421
Net cash used for financing activities	(41,581)	(81,095)
Net increase (decrease) in cash and cash equivalents	44,287	(9,507)
Cash and cash equivalents at beginning of period	15,402	44,971
Cash and cash equivalents at end of period	$59,689	35,464

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
GCI, an Alaska corporation, was incorporated in 1979. We provide a full range of wireless, data, video, and voice services to residential customers, businesses, governmental entities and educational institutions primarily in Alaska.

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
On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in AWN ("AWN NCI Acquisition") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we paid ACS $293.2 million, excluding working capital adjustments and agreed to terminate certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

We have accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity terminated as part of the Wireless Acquisition agreement. The future capacity

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in Other Income (Expense) in our Consolidated Statements of Operations for the nine months ended September 30, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the assets and non-controlling interest received.

The following table summarizes the allocation of total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets excluding working capital adjustments (amounts in thousands):

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

In conjunction with the Wireless Acquisition, we amended certain agreements related to the right to use ACS network assets. We adjusted the related right to use asset to fair value as of the acquisition date resulting in a loss of $3.8 million recorded in Other Income (Expense) in our Consolidated Statements of Operations for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, we completed three immaterial business acquisitions for total cash consideration of $12.7 million, net of cash received. We accounted for the transactions using the acquisition method of accounting under ASC 805, Business Combinations. Accordingly, the assets received, liabilities assumed and any non-controlling interests were recorded at their estimated fair value as of the acquisition date. We determined the estimated fair values using a combination of the discounted cash flows method and estimates made by management.

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning December 15,

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

2016. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issue costs ratably over the term of the arrangement. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. We expect to adopt this guidance when effective, and do not expect this guidance to have a material effect on our financial position or results of operation, although it will change the financial statement classification of our debt issuance costs.

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

We allocate undistributed earnings in periods of net income based on the contractual participation rights of Class A common shares, Class B common shares, and participating securities as if the earnings for the period had been distributed. We do not allocate undistributed earnings to participating securities in periods in which we have a net loss. In accordance with our Articles of Incorporation, if and when dividends are declared on our common stock in accordance with Alaska corporate law, equivalent dividends shall be paid with respect to the shares of Class A and Class B common stock, including participating securities. Both classes of common stock have identical dividend rights and would therefore share equally in our net assets in the event of liquidation. As such, we have allocated undistributed earnings on a proportionate basis.

Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Net income available to common stockholders	$16,213	1,418	$9,161	754
Less: Undistributed income allocable to participating securities	(920)	—	(526)	—
Undistributed income allocable to common stockholders	15,293	1,418	8,635	754
Denominator:
Weighted average common shares outstanding	34,031	3,155	36,220	3,162
Basic net income attributable to GCI common stockholders per common share	$0.45	0.45	$0.24	0.24

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Undistributed income allocable to common stockholders for basic computation	$15,293	1,418	$8,635	754
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,418	—	754	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	22	(34)	2	(3)
Effect of derivative instruments that may be settled in cash or shares	(18)	—	—	—
Effect of share based compensation that may be settled in cash or shares	4	—	(3)	—
Net income adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$16,719	1,384	$9,388	751
Denominator:
Number of shares used in basic computation	34,031	3,155	36,220	3,162
Conversion of Class B to Class A common shares outstanding	3,155	—	3,162	—
Unexercised stock options	122	—	120	—
Effect of derivative instruments that may be settled in cash or shares	781	—	—	—
Effect of share based compensation that may be settled in cash or shares	26	—	26	—
Number of shares used in per share computation	38,115	3,155	39,528	3,162
Diluted net income attributable to GCI common stockholders per common share	$0.44	0.44	$0.24	0.24

	Nine Months Ended September 30, 2015
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(15,838)	(1,427)	$15,686	1,296
Less: Undistributed income allocable to participating securities	—	—	(868)	—
Undistributed income (loss) allocable to common stockholders	(15,838)	(1,427)	14,818	1,296
Denominator:
Weighted average common shares outstanding	35,037	3,158	36,149	3,162
Basic net income (loss) attributable to GCI common stockholders per common share	$(0.45)	(0.45)	$0.41	0.41

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
	2015		2014
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Undistributed income (loss) allocable to common stockholders for basic computation	$(15,838)	(1,427)	$14,818	1,296
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(1,427)	—	1,296	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	3	(5)
Effect of share based compensation that may be settled in cash or shares	—	—	(4)	—
Net income (loss) adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$(17,265)	(1,427)	$16,113	1,291
Denominator:
Number of shares used in basic computation	35,037	3,158	36,149	3,162
Conversion of Class B to Class A common shares outstanding	3,158	—	3,162	—
Unexercised stock options	—	—	120	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	38,195	3,158	39,457	3,162
Diluted net income (loss) attributable to GCI common stockholders per common share	$(0.45)	(0.45)	$0.41	0.41

Weighted average shares associated with outstanding securities for the three and nine months ended September 30, 2015 and 2014, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivative instruments that may be settled in cash or shares, the effect of which is anti-dilutive	—	—	595	—
Shares associated with anti-dilutive unexercised stock options	—	28	120	30
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	—	—	26	—
Total excluded	—	28	741	30

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(h)	Common Stock
Following are the changes in issued common stock for the nine months ended September 30, 2015 and 2014 (shares, in thousands):

	Class A	Class B
Balances at December 31, 2013	37,299	3,165
Class B shares converted to Class A	3	(3)
Shares issued upon stock option exercises	40	—
Share awards issued	1,186	—
Shares retired	(148)	—
Shares acquired to settle minimum statutory tax withholding requirements	(37)	—
Balances at September 30, 2014	38,343	3,162

Balances at December 31, 2014	37,998	3,159
Class B shares converted to Class A	5	(5)
Shares issued upon stock option exercises	38	—
Share awards issued	647	—
Shares retired	(2,761)
Shares acquired to settle minimum statutory tax withholding requirements	(77)	—
Balances at September 30, 2015	35,850	3,154

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters.  The cost of the repurchased common stock reduced Common Stock and Retained Earnings in our Consolidated Balance Sheets.

During the three months ended September 30, 2015 and 2014, we repurchased 0.4 million and 0.1 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $7.3 million and $1.3 million, respectively. During the nine months ended September 30, 2015 and 2014, we repurchased 2.8 million and 0.1 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $43.2 million and $1.3 million, respectively. The stock was constructively retired as of September 30, 2015. Under this program we are currently authorized to make up to $94.3 million of repurchases as of September 30, 2015.

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
We account for our derivative instruments in accordance with ASC 815-10, Derivatives and Hedging. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. We have not entered into any hedging activities to date. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at their respective fair values. Our derivative instruments (as described in Note 5) includes stock appreciation rights, which have been recorded as a liability at fair value, and will be revalued at each reporting date, with changes in the fair value of the instrument included in our Consolidated Statements of Operations as Derivative Instrument Unrealized Income (Loss).

(k)	Guarantees
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

For customers who enroll in Upgrade Now, we defer the portion of equipment sales revenue which represents the estimated value of the trade-in right guarantee. The estimated value of the guarantees are based on various economic and customer behavioral assumptions, including the customer's estimated remaining EIP balance at trade-in, the expected fair value of the used handset at trade-in and the probability and timing of a trade-in.

We assess facts and circumstances at each reporting date to determine if we need to adjust the guarantees. The recognition of subsequent adjustments to the guarantees as a result of these assessments are recorded as adjustments to revenue. When customers upgrade their devices, the difference between the trade-in credit to the customer and the fair value of the returned devices is recorded against the guarantees.

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

We recognize the full amount of the fair value of the trade-in right (not an allocated value) as the guarantee and the remaining allocable consideration is allocated to the handset and wireless service. We recognize revenue for the entire amount of the EIP receivable at the time of sale, net of the fair value of the trade-in right guarantee and imputed interest. See Note 1(k) for more information on guarantees.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Remote and Urban High Cost Support
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $16.5 million and $16.5 million for the three months ended September 30, 2015 and 2014, respectively, and $50.6 million and $50.0 million for the nine months ended September 30, 2015 and 2014, respectively.  At September 30, 2015, we have $46.1 million in high cost support accounts receivable.

(m)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses,and broadcast licenses, the fair value of equity method investments evaluated for impairment, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense), depreciation, the derivative stock appreciation rights liability, guarantees, and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

(n)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Surcharges reported gross	$1,426	990	3,960	3,224

(o)	Reclassifications and Immaterial Error Correction
Reclassifications have been made to the 2014 financial statements to make them comparable with the 2015 presentation.

During the third quarter of 2015, we determined that the purchase of the noncontrolling interest from ACS in the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and the six months ended June 30, 2015 should have been reported as a financing outflow instead of an investing outflow as previously reported. The classification error had no effect on previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Adjusted EBITDA, or the Consolidated Statement of Stockholders' Equity. In order to assess materiality of this error we considered SAB 99, "Materiality" and SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," and determined that the impact of this classification error on prior period interim consolidated financial statements was immaterial.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The impact of the immaterial classification error for the prior periods is as follows (amounts in thousands):

Consolidated Statements of Cash Flows for the three months ended March 31, 2015	As Previously Reported	Adjustment	As Revised
Net cash used for investing activities	$(328,682)	280,505	(48,177)
Net cash provided by financing activities	281,370	(280,505)	865

Consolidated Statements of Cash Flows for the six months ended June 30, 2015
Net cash used for investing activities	$(372,469)	280,505	(91,964)
Net cash provided (used) by financing activities	251,698	(280,505)	(28,807)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine Months Ended September 30,	2015	2014
Decrease in accounts receivable, net	$16,916	5,185
Increase in prepaid expenses	(813)	(3,278)
Decrease in inventories	6,957	2,449
Decrease in other current assets	17	135
Increase in other assets	(7,886)	(511)
Decrease in accounts payable	(8,095)	(2,365)
Increase in deferred revenues	1,532	4,198
Decrease in accrued payroll and payroll related obligations	(3,783)	(246)
Increase (decrease) in accrued liabilities	2,505	(722)
Increase in accrued interest	20,035	14,205
Decrease in subscriber deposits	(590)	(160)
Decrease in long-term deferred revenue	(6,437)	(3,108)
Increase in components of other long-term liabilities	230	1,185
Total change in operating assets and liabilities	$20,588	16,967

The following item is for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

Net cash paid or received:	2015	2014
Interest paid including capitalized interest	$43,195	41,396

The following items are non-cash investing and financing activities for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	2015	2014
Non-cash consideration for Wireless Acquisition	$23,326	—
Non-cash additions for purchases of property and equipment	$17,683	36,805
Asset retirement obligation additions to property and equipment	$1,730	382
Net capital lease obligation	$—	9,386
Distribution to non-controlling interest	$—	4,167
Deferred compensation distribution denominated in shares	$—	617

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(3)    Intangible Assets and Goodwill
Goodwill increased $9.5 million during the nine months ended September 30, 2015 as a result of business combinations.

Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$2,701	2,382	$7,919	$6,981

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2015	$10,636
2016	$8,957
2017	$6,653
2018	$4,733
2019	$3,660

(4)	Long-Term Debt

Amended Senior Credit Facility
On February 2, 2015, GCI Holdings, Inc. ("Holdings"), our wholly owned subsidiary, entered into a Fourth Amended and Restated Credit and Guarantee Agreement with MUFG Union Bank, N.A., Suntrust Bank, Bank of America, N.A., as documentation agent, and Credit Agricole Corporate and Investment Bank, as administrative agent ("Amended Senior Credit Facility"). The Amended Senior Credit Facility added a $275.0 million Term B loan to the existing Senior Credit Facility described in Note 6(c) of our December 31, 2014 annual report on Form 10-K. The Amended Senior Credit Facility was subsequently amended on August 3, 2015 ("First Amendment").

Under the Amended Senior Credit Facility and First Amendment, the interest rate for the Term B loan is London Interbank Offered Rate ("LIBOR") plus 3.25%, with a 0.75% LIBOR floor. The Term B loan requires principal payments of 0.25% of the original principal amount on the last day of each calendar quarter with the full amount maturing on February 2, 2022 or December 3, 2020 if our Senior Notes due 2021 are not refinanced prior to such date. The interest rate, maturity, and other terms of the existing Senior Credit Facility as described in Note 6(c) of our December 31, 2014 annual report on Form 10-K did not change as a result of this amendment.

In connection with the Amended Senior Credit Facility and First Amendment, we paid loan fees and other expenses of $6.2 million that were deferred and are being amortized over the life of the Amended Senior Credit Facility.

Searchlight Note
On February 2, 2015, we sold an unsecured promissory note to an affiliate of Searchlight Capital, L.P. ("Searchlight") in the principal amount of $75.0 million at an issue price of 100% that will mature on February 2, 2023 and bears interest at a rate of 7.5% per year ("Searchlight Note"). We may not prepay the Searchlight Note prior to February 2, 2019. On July 13, 2015, we amended the Searchlight transaction documents to permit Searchlight to pledge the Searchlight Note and related stock appreciation rights, subject to our right to redeem the Searchlight Note for 50% of its then current outstanding balance in the event a lender attempts to enforce its rights with respect to such pledged collateral.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The covenants in the indenture restrict GCI, Inc. and certain of its subsidiaries from incurring additional debt or entering into sale and leaseback transactions; paying dividends or distributions on capital stock or repurchase capital stock; issuing stock of subsidiaries; making certain investments; creating liens on assets to secure debt; entering into transactions with affiliates; merging or consolidating with another company; and transferring and selling assets. These covenants are subject to a number of limitations and exceptions, as further described in the 2025 Notes indenture.

We paid closing costs totaling $7.9 million in connection with the offering, which were recorded as deferred loan costs and are being amortized over the term of the 2025 Notes. We recorded a $27.7 million loss on extinguishment of debt in our Consolidated Statements of Operations for the nine months ended September 30, 2015. Included in the loss was $20.2 million in call premium payments to redeem our 2019 Notes, $5.4 million in unamortized 2019 Notes deferred loan costs, and $2.1 million for the unamortized portion of the 2019 Notes original issue discount.

(5)	Fair Value Measurements and Derivative Instruments

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

September 30, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,660	—	—	1,660
Liabilities:
Derivative stock appreciation rights	$—	—	26,700	26,700

December 31, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$2,068	—	—	2,068

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at September 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,348,448	1,380,691	1,036,678	1,055,952

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

We revalue our derivative liability at each reporting period and recognize gains or losses in our Consolidated Statements of Operations attributable to the change in the fair value of the instruments. The stock appreciation rights liability is included within Other Liabilities in our Consolidated Balance Sheets and are classified as Level 3 within the fair value hierarchy.

The following table summarizes the changes in fair value of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance at January 1, 2015	$—
Issuance	21,660
Fair value adjustment at end of period, included in Other Income (Expense)	5,040
Balance at September 30, 2015	$26,700

(6)	Stockholders’ Equity

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  Substantially all options vest in equal

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

installments over a period of five years and expire ten years from the date of grant. The requisite service period of our awards is generally the same as the vesting period.  Options granted pursuant to the Stock Option Plan are only exercisable if at the time of exercise the option holder is our employee, non-employee director, or a consultant or advisor working on our behalf.  New shares are issued when stock option agreements are exercised or restricted stock awards are granted.  We have not issued any new options since 2010 when we transitioned to issuing restricted stock awards. We have 1.8 million shares available for grant under the Stock Option Plan at September 30, 2015.

A summary of option activity under the Stock Option Plan as of September 30, 2015 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	308	$6.86
Exercised	(38)	$7.77
Expired	(2)	$7.63
Outstanding at September 30, 2015	268	$6.73	3.4 years	$2,828
Exercisable at September 30, 2015	268	$6.73	3.4 years	$2,828

A summary of nonvested restricted stock award activity under the Stock Option Plan as of September 30, 2015 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	1,744	$9.11
Granted	647	$14.70
Vested	(342)	$10.27
Forfeited	(7)	$12.54
Nonvested at September 30, 2015	2,042

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2015 and 2014, were $14.70 and $9.89, respectively. We have recorded share-based compensation expense of $8.0 million and $6.1 million for the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $10.8 million relating to 2.0 million restricted stock awards as of September 30, 2015.  We expect to recognize share-based compensation expense over a weighted average period of 1.6 years for restricted stock awards.

(7) Segments
Our reportable segments are business units that offer different products and are each managed separately.

A description of our reportable segments follows:

Wireless - We offer wholesale wireless services.

Wireline - We offer a full range of retail wireless, data, video and voice services to residential customers, businesses, governmental entities and educational institutions; wholesale data and voice services to common carrier customers; data and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We evaluate performance and allocate resources based on earnings before net interest expense, income taxes, depreciation and amortization expense, loss on extinguishment of debt, software impairment charge, derivative instrument unrealized income (loss), share-based compensation expense, accretion expense, loss attributable to non-controlling interest resulting from New Markets Tax Credit ("NMTC") transactions, gains and impairment losses on equity and cost method investments, and other non-cash adjustments, plus imputed interest on financed devices (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization, net interest expense, and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2015 and 2014 follows (amounts in thousands):

	Three Months Ended			Nine Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
September 30, 2015
Revenues	$80,424	178,149	258,573	$207,568	529,622	737,190
Adjusted EBITDA	$57,404	39,122	96,526	$140,518	119,312	259,830

September 30, 2014
Revenues	$76,398	164,327	240,725	$208,312	473,095	681,407
Adjusted EBITDA	$47,279	45,915	93,194	$125,475	126,987	252,462

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2015
	2015	2014	2015	2014
Reportable segment Adjusted EBITDA	$96,526	93,194	$259,830	252,462
Less depreciation and amortization expense	(45,157)	(41,705)	(135,563)	(127,843)
Less software impairment charge	(2,571)	—	(29,839)	—
Less share-based compensation expense	(2,660)	(2,153)	(8,074)	(6,124)
Less accretion expense	(191)	(359)	(992)	(961)
Other	(474)	359	55	481
Consolidated operating income	45,473	49,336	85,417	118,015
Less other expense, net	(19,856)	(18,411)	(107,361)	(55,938)
Consolidated income (loss) before income taxes	$25,617	30,925	$(21,944)	62,077

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(8)	Related Party Transaction
ACS was a related party for financial statement reporting purposes through the date of the Wireless Acquisition on February 2, 2015. Included in our related party disclosures were ACS' provision to us of local service lines and network capacity in locations where we do not have our own facilities, our provision to ACS of wholesale wireless services for their use of our network to sell services to their respective retail customers, and our receipt of ACS' high cost support from USF for its wireless customers. For the period January 1, 2015 to February 2, 2015, we paid ACS $6.2 million and received $8.1 million in payments from ACS. For the nine months ended September 30, 2014, we paid $48.2 million and received $29.5 million in payments from ACS. We also have long term capacity exchange agreements with ACS for which no money is exchanged.

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

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

relieved.  There have been no credit recaptures as of September 30, 2015.  The value attributed to the puts/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of September 30, 2015 and December 31, 2014.

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

During the second quarter of 2015, it became apparent that we would not recover the carrying value of our investment. We determined that the fair value of the equity investment was $0 and subsequently wrote-off the entire value of our investment resulting in an impairment loss of $12.6 million for the nine months ended September 30, 2015 that is recorded in Other Income (Expense) in our Consolidated Statements of Operations. The fair value determination was based upon market information obtained during the second quarter of 2015, the estimated liquidation value of the entity's assets and the amount of senior secured debt at the valuation date.

We have a note receivable with the entity of $3.0 million that is recorded in Other Current Assets in our Consolidated Balance Sheets as of September 30, 2015. We believe we will recover the value of the note receivable, therefore, we have not recorded an impairment loss related to the note receivable as of September 30, 2015. We will continue to monitor the entity's financial performance and record an impairment to the note receivable if it becomes apparent that the full value is no longer recoverable.

(10)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

work, hardware, and software recorded as Construction in Progress through the first quarter of 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the nine months ended September 30, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the nine months ended September 30, 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $0.5 million and $7.1 million during the three and nine months ended September 30, 2015, respectively, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the third quarter of 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the allowance for doubtful receivables, unbilled revenues, accrual of the Universal Service Fund (“USF”) high cost Remote area program support, share-based compensation, inventory at lower of cost or market, reserve for future customer credits, guarantees, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses, and broadcast licenses,the fair value of equity method investments evaluated for impairment, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), depreciation, the derivative stock appreciation rights liability, and accrual of contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

Update on Economic Conditions
Our business and operations depend upon economic conditions in Alaska. The economy of Alaska is dependent upon natural resource industries, and in particular oil exploration, development, and production, as well as both state and federal government spending, investment earnings and tourism. We believe the Alaska state economy continues to be stable despite declines in energy prices. The decline in energy prices has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. The Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years. A long-term decrease in oil prices, could have an adverse impact on the demand for our products and services and on our results of operations and financial condition.

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

On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in The Alaska Wireless Network, LLC ("AWN") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million excluding working capital adjustments and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended September 30,		Percentage Change[1] 2015	Nine Months Ended September 30,		Percentage Change[1] 2015
	2015	2014	vs. 2014	2015	2014	vs. 2014
Statements of Operations Data:
Revenues:
Wireless segment	31%	32%	5%	28%	31%	—%
Wireline segment	69%	68%	8%	72%	69%	12%
Total revenues	100%	100%	7%	100%	100%	8%
Selling, general and administrative expenses	32%	30%	14%	34%	31%	16%
Depreciation and amortization expense	17%	17%	8%	18%	19%	6%
Software impairment charge	1%	—%	---%	4%	—%	100%
Operating income	18%	20%	(8)%	12%	17%	(28)%
Other expense, net	8%	8%	8%	15%	8%	92%
Income (loss) before income taxes	10%	13%	(17)%	(3)%	9%	(135)%
Net income (loss)	7%	11%	(32)%	(2)%	8%	(132)%
Net income attributable to the non-controlling interests	—%	7%	(101)%	—%	5%	(99)%
Net income (loss) attributable to GCI	7%	4%	78%	(2)%	2%	(202)%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on earnings before net interest expense, income taxes, depreciation and amortization expense, loss on extinguishment of debt, software impairment charge, derivative instrument unrealized income (loss), share-based compensation expense, accretion expense, loss attributable to non-controlling interest resulting from New Markets Tax Credit transactions, gains and impairment losses on equity and cost method investments, and other non-cash adjustments, plus imputed interest on financed devices (“Adjusted EBITDA”). Management believes that this measure is useful to investors and other users of our financial information in evaluating operating profitability as an analytical indicator of income generated to service debt and fund capital expenditures.  In addition, multiples of current or projected earnings before depreciation and amortization expense, net interest expense and income taxes (“EBITDA”) are used to estimate current or prospective enterprise value.  See Note 7 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenues increased 7% from $240.7 million in the three months ended September 30, 2014 to $258.6 million in the same period in 2015. Total revenues increased 8% from $681.4 million in the nine months ended September 30, 2014 to $737.2 million in the same period in 2015. Revenue increased in both the Wireline and Wireless segments for the three months ended September 30, 2015 when compared to the same period in 2014. Revenue increased in our Wireline segment and decreased in our Wireless segment for the nine months ended September 30, 2015 compared to the same period in 2014.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 8% from $76.9 million in the three months ended September 30, 2014 to $82.7 million in the same period in 2015.  Total Cost of Goods Sold increased 7% from $221.1 million in the nine months ended September 30, 2014 to $236.7 million in the same period in 2015. Cost of Goods Sold decreased in our Wireless segment and increased in our Wireline segment for the three and nine months ended September 30, 2015 compared to the same periods in 2014. See the discussion below for more information by segment.

Wireless Segment Overview
Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2015	2014	Change	2015	2014	Change
Revenue	$80,424	76,398	5%	207,568	208,312	—%
Cost of Goods Sold	$18,031	24,021	(25)%	53,897	66,234	(19)%
Adjusted EBITDA	$57,404	47,279	21%	140,518	125,475	12%

Wireless Segment Revenues
The increase in revenue for the three months ended September 30, 2015 when compared to the same period in 2014 is primarily due to the following:

•	A $8.0 million increase in roaming revenue primarily due to increased traffic from our roaming partners and

•
A $1.9 million decrease in the contra-revenue wireless handset cash incentives to ACS for the sale of wireless handsets to their retail customers prior to the February 2, 2015 close of the Wireless Acquisition.

The increase is partially offset by a $6.9 million decrease in plan fee revenue primarily due to our transition to a fixed percentage allocation of plan fee revenue from the Wireline segment following the February 2, 2015 close of the Wireless Acquisition.

The decrease in revenue for the nine months ended September 30, 2015 when compared to the same period in 2014 is primarily due to a $18.9 million decrease in plan fee revenue due to our transition to a fixed percentage allocation of plan fee revenue from the Wireline segment following the February 2, 2015 close of the Wireless Acquisition.

The decrease is partially offset by the following:

•	A $10.7 million increase in roaming revenue primarily due to increased traffic from our roaming partners and

•
A $6.6 million decrease in the contra-revenue wireless handset cash incentives to ACS for the sale of wireless handsets to their retail customers prior to the February 2, 2015 close of the Wireless Acquisition.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold is primarily due to the following:

•
A $4.2 million decrease in distribution and capacity costs for the nine months ended September 30, 2015 when compared to the same period in 2014 primarily because we were able to extend an agreement with a customer which resulted in the resolution of certain issues and the release of the related reserve and reduction of long distance traffic used by our wireless customers,

•
A $2.1 million and $7.6 million decrease in roaming costs for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively, primarily due to better management of permanent roaming customers, and

•
A $4.3 million and $3.8 million decrease in wireless equipment costs for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively. During the three and nine months ended September 30, 2014, the Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements. Following the February 2, 2015 close of the Wireless Acquisition this subsidy was discontinued but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease.

The decreases above are partially offset by a $1.1 million and $3.1 million increase in network maintenance costs for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 is primarily due to increased Revenues for the three months ended September 30, 2015 as described above in "Wireless Segment Revenues" and decreased Cost of Goods Sold as described above in “Wireless Segment Cost of Goods Sold” and in selling, general and administrative expenses for the three and nine months ended September 30, 2015.

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

•
Managed Broadband – we offer data and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

The components of Wireline segment revenue for the three and nine months ended September 30, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2015	2014	Change	2015	2014	Change
Consumer
Wireless	$19,451	7,989	143%	56,566	21,840	159%
Data	32,465	28,755	13%	95,771	83,012	15%
Video	28,483	27,896	2%	86,629	82,016	6%
Voice	7,420	7,972	(7)%	22,950	24,696	(7)%
Business Services
Wireless	2,036	834	144%	6,077	2,368	157%
Data	35,238	36,857	(4)%	107,021	107,251	—%
Video	4,476	10,432	(57)%	13,511	23,191	(42)%
Voice	10,316	11,657	(12)%	31,502	34,757	(9)%
Managed Broadband
Data	32,542	26,596	22%	92,794	78,033	19%
Voice	5,722	5,339	7%	16,801	15,931	5%
Total Wireline segment revenue	$178,149	164,327	8%	529,622	473,095	12%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2015	2014	Change	2015	2014	Change
Wireline segment Cost of Goods Sold	$64,686	52,880	22%	182,844	154,823	18%
Wireline segment Adjusted EBITDA	$39,122	45,915	(15)%	119,312	126,987	(6)%

Selected key performance indicators for our Wireline segment follow:

	September 30,		Percentage
	2015	2014	Change
Consumer
Data:
Cable modem subscribers[1]	124,300	117,000	6%
Video:
Basic subscribers[2]	113,600	115,900	(2)%
Digital programming tier subscribers[3]	59,500	64,200	(7)%
HD/DVR converter boxes[4]	110,700	105,600	5%
Homes passed	251,200	248,000	1%
Video ARPU - quarter-to-date[5]	$80.85	$80.22	1%
Video ARPU - year-to-date[6]	$83.24	$77.91	7%
Voice:
Total local access lines in service[7]	51,000	55,900	(9)%
Business Services
Data:
Cable modem subscribers[1]	14,200	14,200	—%
Voice:
Total local access lines in service[7]	47,100	47,400	(1)%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[8]	28,100	25,600	10%
Consumer prepaid wireless lines in service[9]	27,100	11,700	132%
Consumer postpaid wireless lines in service[10]	146,700	91,000	61%
Business Services postpaid wireless lines in service[10]	30,000	18,600	61%
Total wireless lines in service	231,900	146,900	58%
Wireless ARPU - quarter-to-date[11]	$44.24	$50.87	(13)%
Wireless ARPU - year-to-date[12]	$46.60	$49.93	(7)%
Cable Modem ARPU - quarter-to-date[13]	$84.87	$80.20	6%
Cable Modem ARPU - year-to-date[14]	$84.27	$77.48	9%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended September 30, 2015 and 2014.

[6] Video ARPU for the nine months ended September 30, 2015 and 2014.
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

[11] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU") for the three months ended September 30, 2015 and 2014. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[12] The average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of of each month for each of the months in the nine months ended September 30, 2015. Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period for the nine months ended September 30, 2014. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[13] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period ("Cable Modem ARPU") for the three months ended September 30, 2015 and 2014.

[14] Cable Modem ARPU for the nine months ended September 30, 2015 and 2014.

Wireline Segment Revenues

Consumer
The items contributing to the increase in wireless revenue include:

•
A $3.2 million and $12.6 million increase in plan fee revenue in the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively, primarily due to the acquisition of ACS' wireless subscribers following the February 2, 2015 close of the Wireless Acquisition, and

•
A $8.1 million and $20.1 million increase in equipment sales revenue in the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively, due to an increase in the number of financed devices. In late 2014 we began encouraging our customers to purchase wireless devices through our financing program instead of subsidizing their device purchases. We offer a discount on the monthly plan fee for customers who choose to finance their device rather than buying a subsidized device.

The increase in data revenue is primarily due to a $5.0 million or 20% and $14.4 million or 20% increase in cable modem revenue for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively, due to an increase in the number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

Business Services
The decrease in video revenue for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 is primarily due to a decrease in advertising after the completion of the latest election cycle.

Managed Broadband
The increase in data revenue is primarily due to an increase in monthly contract revenue due to increased data network capacity purchased by our existing ConnectMD® and SchoolAccess® customers.

Wireline Segment Cost of Goods Sold
The items contributing to the increase in Wireline segment Cost of Goods Sold include:

•
A $0.8 million or 5% and $5.0 million or 10% increase in video Cost of Goods Sold for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively, primarily due to increased rates paid to programmers partially offset by a decrease in basic video subscribers,

•
A $6.6 million or 107% and $16.5 million or 93% increase in wireless Cost of Goods Sold for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively, primarily due to an increase in the number of handsets sold and a change in the allocation between the Wireline and Wireless segments following the February 2, 2015 close of the Wireless Acquisition. During the three and nine months ended September 30, 2014, the Wireline segment received a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. Following the close of the Wireless Acquisition this subsidy was discontinued except the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the increase, and

•
A $2.5 million or 55% and $4.9 million or 38% increase in the costs to provide services for Rural Health and SchoolAccess customers for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively.

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 is primarily due to increased Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and in selling, general and administrative expense for the three and nine months ended September 30, 2015. The decrease is partially offset by an increase in revenues as described above in "Wireline Segment Revenues."

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 14% to $82.7 million and 16% to $249.6 million for the three and nine months ended September 30, 2015, respectively. Items contributing to the increase include:

•
A $4.0 million and $16.9 million increase in costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively,

•	A $4.1 million and $14.0 million increase in labor and health insurance costs for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively,

•	A $1.7 million and $3.8 million increase in contract labor costs for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively,

•	A $2.3 million increase in inventory adjustments for the nine months ended September 30, 2015 when compared to the same period in 2014, primarily due to the write-off of obsolete wireless handsets,

•	A $0.5 million and $2.0 million increase in share-based compensation expense for the three and nine months ended September 30, 2015, when compared to the same periods in 2014, respectively, and

•	A $0.7 million and $2.2 million increase in bad debt expense for the three and nine months ended September 30, 2015 when compared to the same periods in 2014.

As a percentage of total revenues, selling, general and administrative expenses increased from 30% and 31% for the three and nine months ended September 30, 2014, respectively, to 32% and 34% for the three and nine months ended September 30, 2015, respectively. The increase in selling, general, and administrative expenses as a percentage of total revenues is primarily due to the costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.5 million to $45.2 million and $7.7 million to $135.6 million in the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively.  The increases are primarily due to new assets placed in service in the last three months of 2014 and in the first nine months of 2015, partially offset by assets which became fully depreciated during the last three months of 2014 and in the first nine months of 2015.

Software Impairment Charge
Software impairment charge increased $2.6 million and $29.8 million in the three and nine months ended September 30, 2015 when compared to the same periods in 2014 primarily due to an impairment charge as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through the first quarter of 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the nine months ended September 30, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. We are in the process of identifying an established packaged customer billing solution.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $0.5 million and $7.1 million during the three and nine months ended September 30, 2015, respectively, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the third quarter of 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

Other Expense, Net
Other expense, net of other income, increased $1.4 million to $19.9 million and $51.4 million to $107.4 million in the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively. Items contributing to the change include:

•
A $27.7 million loss on extinguishment of debt for the nine months ended September 30, 2015, due to the retirement of our 2019 Notes (please see Part I - Item 2 - "Liquidity and Capital Resources" for additional information),

•	A $12.6 million impairment charge for the nine months ended September 30, 2015 recorded to reflect an other than temporary decline in fair value for one of our equity investments,

•	A $4.7 million gain for the nine months ended September 30, 2015 recorded upon the sale of one of our cost method investments,

•
A $5.0 million unrealized loss for the nine months ended September 30, 2015 recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P. ("Searchlight"),

•
A $3.2 million and $10.2 million increase in interest expense attributable to increased borrowing on our Amended Senior Credit Facility for the three and nine months ended September 30, 2015 when compared to the same periods in 2014, respectively, and

•
A $2.6 million net loss for the nine months ended September 30, 2015, from adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

Income Tax (Expense) Benefit
Income tax (expense) benefit totaled $(8.1) million and $5.0 million in the three and nine months ended September 30, 2015, respectively. Our effective income tax rate was 32% and 23% in the three and nine months ended September 30, 2015, respectively. Income tax expense totaled $5.1 million and $8.6 million and our effective income tax rate was 16% and 14% in the three and nine months ended September 30, 2014, respectively. Our effective income tax rate was lower in 2014 due to the inclusion of income attributable to the non-controlling interest in AWN in income before income taxes and the exclusion of income taxes on income attributable to the non-controlling interest in AWN. We completed the Wireless Acquisition on February 2, 2015, after which ACS no longer has a non-controlling interest in AWN.

At September 30, 2015, we have income tax net operating loss carryforwards of $284.9 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $117.1 million associated with income tax net operating losses that were generated from 2000 to 2014 and that expire from 2020 to 2034, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 20% to 25% in the year ending December 31, 2015.

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

As discussed in the General Overview section of this Item 2, on February 2, 2015, we completed the Wireless Acquisition to purchase ACS' wireless subscriber base and its one-third ownership interest in AWN for $293.2 million excluding working capital adjustments and the termination or amendment of certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. Following the close of the transaction, AWN is our wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN.

To fund the purchase from ACS, on February 2, 2015, our wholly owned subsidiary, GCI Holdings, Inc., entered into a Fourth Amended and Restated Credit and Guarantee Agreement with Credit Agricole Corporate and Investment Bank, as administrative agent, that included a $275.0 million Term B loan ("Amended Senior Credit Facility"). The Amended Senior Credit Facility was subsequently amended on August 3, 2015 ("First Amendment"). The interest rate under the Term B loan is London Interbank Offered Rate (“LIBOR”) plus 3.25%, with a 0.75% LIBOR floor. The Term B loan will mature on February 2, 2022 or December 3, 2020, if our Senior Notes due 2021 are not refinanced prior to such date. We also sold an unsecured promissory note to Searchlight in the principal amount of $75.0 million that will mature on February 2, 2023 and will bear interest at a rate of 7.5% per year ("Searchlight Note"). A portion of the proceeds from the Searchlight Note were used to finance the Wireless Acquisition and the remainder was used for general corporate purposes. Additionally, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights which entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A common stock equal in value to the excess of the fair market value of a share of GCI Class A common stock on the date of exercise over the price of $13.00.

On April 1 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 at an issue price of 99.105% issued by our wholly owned subsidiary, GCI, Inc. The net proceeds of the offering were used to retire our existing 2019 Notes (see Note 6(b) of our December 31, 2014 annual report on Form 10-K). We paid closing costs totaling $7.9 million in connection with the offering, which were recorded as deferred loan costs and will be amortized over the term of the 2025 Notes. We recorded a $27.7 million loss on extinguishment of debt for the nine months ended September 30, 2015.

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

Our net cash flows provided by and (used for) operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Operating activities	$226,510	220,217
Investing activities	(140,642)	(148,629)
Financing activities	(41,581)	(81,095)
Net increase (decrease) in cash and cash equivalents	$44,287	(9,507)

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2015, consists primarily of cash paid for capital expenditures. Net cash used in investing activities during the nine months ended September 30, 2014, consists primarily of cash paid for capital expenditures and an investment of $15.0 million for a 39% interest in a next generation carrier-class communications services firm. Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $134.6 million and $124.9 million during the nine months ended September 30, 2015 and 2014, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2015, we expect our 2015 core capital expenditures to total approximately $170.0 million. This estimate is based on purchases in 2015 regardless of the timing of cash payments.

Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2015, consists primarily of borrowings on our Amended Senior Credit Facility and Searchlight Note to fund the Wireless Acquisition partially offset by our payment to complete the Wireless Acquisition, costs paid to retire our 2019 Notes, costs paid for the 2025 Notes, and repurchases of our stock. Net cash used for financing activities for the nine months ended September 30, 2014, consists primarily of repayments of our Senior Credit Facility and distributions paid to ACS from AWN partially offset by proceeds from borrowing on our Senior Credit Facility.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Amended Senior Credit Facility includes a $240.0 million term loan, a $275.0 million Term B loan, and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $240.0 million and $273.6 million outstanding under the term loan and Term B loan, respectively, at September 30, 2015.  Under the revolving portion of the Amended Senior Credit Facility we have $22.5 million of letters of credit outstanding, which leaves $127.5 million available for borrowing as of September 30, 2015.  A total of $513.6 million is outstanding as of September 30, 2015.

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

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters.  The cost of the repurchased common stock reduced Common Stock and Retained Earnings in our Consolidated Balance Sheets.

During the nine months ended September 30, 2015 and 2014, we repurchased 2.8 million and 0.1 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $43.2 million and $1.3 million, respectively. The stock was constructively retired as of September 30, 2015. Under this program we are currently authorized to make up to $94.3 million of repurchases as of September 30, 2015.

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

Interest Rate Risk
Our Amended Senior Credit Facility carries interest rate risk.  Our Amended Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Amended Senior Credit Facility agreement).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30, 2015, we have borrowed $523.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.2 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price volatility. At September 30, 2015, a 1% increase in our stock price volatility used to determine the fair value of our stock appreciation rights would result in recognition of $0.4 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

Our management concluded that as of September 30, 2015, we did not maintain effective internal control over financial reporting due to a material weakness associated with management’s review of significant and unusual transactions effecting the cash flow statement. See note 1(o) in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” included in Part I of the quarterly report on Form 10-Q for further discussion of this immaterial error correction.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Management's Plan for Remediation of Material Weakness
We identified the misclassification error when we performed a classification review specific to the cash flow statement during the preparation of our third quarter of 2015 Form 10-Q. Prior to the third quarter of 2015 we had a review process over significant and unusual transactions but this process did not specifically address the cash flow statement. During the third quarter of 2015 we strengthened our internal controls over the preparation of the cash flow statement by including a review of cash flow statement classifications in our accounting memos on significant and unusual transactions. During the fourth quarter of 2015 we will continue to include a review of cash flow statement classifications in our accounting memos on significant and unusual transactions.

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

Except as described above there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may enhance, modify, and supplement internal controls and disclosure controls and procedures based on experience.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended September 30, 2015:

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
July 1, 2015 to July 31, 2015	52,149	$17.33	52,149	$100,743,106
August 1, 2015 to August 31, 2015	217,401	$16.90	213,730	$97,137,512
September 1, 2015 to September 30, 2015	164,476	$17.06	164,476	$94,331,353
Total	434,026
[1] Consists of 430,355 shares from open market purchases made under our publicly announced repurchase plan and 3,671 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3] The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $373.7 million through September 30, 2015, consisting of $358.4 million through December 31, 2014, and an additional $15.3 million during the nine months ended September 30, 2015. We have made total repurchases under the program of $279.4 million through September 30, 2015. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
4.1	Amended and Restated Securityholder Agreement by and between General Communication, Inc. and Searchlight ALX, LTD dated as of July 13, 2015 *
4.2	Unsecured Promissory Note Due 2023 entered into as of July 13, 2015 by and between General Communication, Inc. and Searchlight ALX, LTD. *
4.3	Amended and Restated Stock Appreciation Rights Agreement entered into as of July 13, 2015 by and between General Communication, Inc. and Searchlight ALX, LTD. *
10.1	Twenty-Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated July 27, 2015 # *
10.2	Twenty-Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated September 2, 2015 # *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 5, 2015
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	November 5, 2015
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 5, 2015
Lynda L. Tarbath	Officer (Principal Accounting Officer)