Form 10-Q
period 2016-03-31
GENERAL COMMUNICATION INC
filed 2016-05-05
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of April 29, 2016 was:

35,286,000 shares of Class A common stock; and
3,155,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2015.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	March 31,	December 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$13,458	26,528

Receivables	223,898	208,384
Less allowance for doubtful receivables	2,629	3,630
Net receivables	221,269	204,754

Prepaid expenses	16,649	12,862
Inventories	10,435	11,322
Other current assets	213	3,129
Total current assets	262,024	258,595

Property and equipment	2,408,282	2,384,530
Less accumulated depreciation	1,327,534	1,290,149
Net property and equipment	1,080,748	1,094,381

Goodwill	239,263	239,263
Cable certificates	191,635	191,635
Wireless licenses	86,347	86,347
Other intangible assets, net of amortization	70,256	69,290
Other assets	30,645	27,429
Total other assets	618,146	613,964
Total assets	$1,960,918	1,966,940

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$12,199	12,050
Accounts payable	45,694	63,014
Deferred revenue	35,289	34,128
Accrued payroll and payroll related obligations	28,240	31,337
Accrued interest (including $905 and $5,132 to a related party at March 31, 2016 and December 31, 2015, respectively)	22,686	13,655
Accrued liabilities	23,312	22,822
Subscriber deposits	1,193	1,242
Total current liabilities	168,613	178,248

Long-term debt, net (including $55,242 and $54,810 to a related party at March 31, 2016 and December 31, 2015, respectively)	1,334,652	1,329,396
Obligations under capital leases, excluding current maturities (including $1,809 and $1,824 due to a related party at March 31, 2016 and December 31, 2015, respectively)	57,375	59,651
Deferred income taxes	109,214	106,145
Long-term deferred revenue	101,355	93,427
Other liabilities (including $28,290 and $32,820 for derivative stock appreciation rights with a related party at March 31, 2016 and December 31, 2015, respectively)	78,587	80,812
Total liabilities	1,849,796	1,847,679

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 35,459 and 35,593 shares at March 31, 2016 and December 31, 2015, respectively; outstanding 35,433 and 35,567 shares at March 31, 2016 and December 31, 2015, respectively	—	—
Class B. Authorized 10,000 shares; issued and outstanding 3,154 at March 31, 2016 and December 31, 2015; convertible on a share-per-share basis into Class A common stock	2,664	2,664
Less cost of 26 Class A common shares held in treasury at March 31, 2016 and December 31, 2015	(249)	(249)
Paid-in capital	7,504	6,631
Retained earnings	70,322	79,217
Total General Communication, Inc. stockholders' equity	80,241	88,263
Non-controlling interests	30,881	30,998
Total stockholders’ equity	111,122	119,261
Total liabilities and stockholders’ equity	$1,960,918	1,966,940

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2016	2015
Revenues:
Non-related party	$231,098	225,806
Related party	—	5,283
Total revenues	231,098	231,089

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	76,291	73,887
Related party	—	881
Total cost of goods sold	76,291	74,768

Selling, general and administrative expenses:
Non-related party	87,646	83,388
Related party	—	540
Total selling, general and administrative expenses	87,646	83,928

Depreciation and amortization expense	47,142	45,235
Software impairment charge	—	26,417
Operating income	20,019	741

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(19,171)	(19,848)
Related party interest expense	(1,831)	(1,137)
Derivative instrument unrealized income (loss) with related party	4,530	(2,120)
Other	502	(3,147)
Other expense, net	(15,970)	(26,252)

Income (loss) before income taxes	4,049	(25,511)
Income tax (expense) benefit	(3,067)	6,786
Net income (loss)	982	(18,725)

Net income (loss) attributable to non-controlling interests	(117)	544
Net income (loss) attributable to General Communication, Inc.	$1,099	(19,269)

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.03	(0.49)
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.03	(0.49)
Diluted net loss attributable to General Communication, Inc. common stockholders per Class A common share	$(0.04)	(0.49)
Diluted net loss attributable to General Communication, Inc. common stockholders per Class B common share	$(0.04)	(0.49)

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Shares of Class A and B Common Stock	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2015	41,157	$13,617	$2,668	$(249)	$26,773	$124,547	$299,866	$467,222
Net income (loss)	—	—	—	—	—	(19,269)	544	(18,725)
Common stock repurchases and retirements	(1,151)	(16,878)	—	—	—	(115)	—	(16,993)
Shares issued under stock option plan	38	295	—	—	—	—	—	295
Issuance of restricted stock awards	572	2,965	—	—	(2,965)	—	—	—
Share-based compensation expense	—	—	—	—	2,749	—	—	2,749
Distribution to non-controlling interest	—	—	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	—	—	3,209	3,209
Non-controlling interest acquisition	—	—	—	—	(35,467)	—	(268,364)	(303,831)
Other	—	1	(1)	—	(230)	—	—	(230)
Balances at March 31, 2015	40,616	$—	$2,667	$(249)	$(9,140)	$105,163	$34,490	$132,931

Balances at January 1, 2016	38,747	$—	$2,664	$(249)	$6,631	$79,217	$30,998	$119,261
Net income (loss)	—	—	—	—	—	1,099	(117)	982
Common stock repurchases and retirements	(635)	(1,557)	—	—	—	(9,994)	—	(11,551)
Shares issued under stock option plan	6	64	—	—	—	—	—	64
Issuance of restricted stock awards	495	1,493	—	—	(1,493)	—	—	—
Share-based compensation expense	—	—	—	—	2,366	—	—	2,366
Balances at March 31, 2016	38,613	$—	$2,664	$(249)	$7,504	$70,322	$30,881	$111,122

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)
(Amounts in thousands)
	2016	2015
Cash flows from operating activities:
Net income (loss)	$982	(18,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	47,142	45,235
Unrealized (income) loss on derivative instrument with related party	(4,530)	2,120
Deferred income tax expense (benefit)	3,067	(6,786)
Share-based compensation expense	2,327	2,801
Software impairment charge	—	26,417
Other noncash income and expense items	2,446	4,818
Change in operating assets and liabilities	(9,509)	18,837
Net cash provided by operating activities	41,925	74,717
Cash flows from investing activities:
Purchases of property and equipment	(44,598)	(49,332)
Purchases of other assets and intangible assets	(3,947)	(2,808)
Note receivable payment from an equity method investee	3,000	—
Grant proceeds	—	14,007
Note receivable issued to an equity method investee	—	(3,000)
Purchase of business, net of cash received	—	(2,167)
Other	(8)	(4,877)
Net cash used for investing activities	(45,553)	(48,177)
Cash flows from financing activities:
Borrowing on Amended Senior Credit Facility	25,000	295,000
Repayment of debt and capital lease obligations	(22,955)	(61,350)
Purchase of treasury stock to be retired	(11,551)	(16,993)
Purchase of noncontrolling interests	—	(280,505)
Issuance of Searchlight note payable and derivative stock appreciation rights with related party	—	75,000
Payment of debt issuance costs	—	(5,853)
Distribution to non-controlling interest	—	(4,932)
Other	64	498
Net cash (used for) provided by financing activities	(9,442)	865
Net increase (decrease) in cash and cash equivalents	(13,070)	27,405
Cash and cash equivalents at beginning of period	26,528	15,402
Cash and cash equivalents at end of period	$13,458	42,807

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015, filed with the SEC on March 3, 2016, as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

We have accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity terminated as part of the Wireless Acquisition agreement. The future capacity

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in Other Income (Expense) in our Consolidated Statements of Operations for the three months ended March 31, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the assets and non-controlling interest received.

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

We have accounted for the AWN NCI Acquisition as an equity transaction, with the carrying amount of the non-controlling interest adjusted to reflect the change in ownership of AWN. The difference between the fair value of consideration paid and the total of the additional deferred taxes incurred as a result of the transaction and the carrying amount of the non-controlling interest has been recognized as additional paid-in capital in our Consolidated Statement of Stockholders' Equity. The impact of the AWN NCI Acquisition is summarized in the following table (amounts in thousands):

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

In conjunction with the Wireless Acquisition, we amended certain agreements related to the right to use ACS network assets. We adjusted the related right to use asset to fair value as of the acquisition date resulting in a loss of $3.8 million recorded in Other Income (Expense) in our Consolidated Statements of Operations for the three months ended March 31, 2015.

Other Acquisitions
During the year ended December 31, 2015, we completed three business acquisitions for total cash consideration of $12.7 million, net of cash received. We accounted for the transactions using the acquisition method of accounting under ASC 805, Business Combinations. Accordingly, the assets received, liabilities assumed and any non-controlling interests were recorded at their estimated fair value as of the acquisition date. We determined the estimated fair values using a combination of the discounted cash flows method and estimates made by management.

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the guidance in the new standard in order to clarify the principal versus agent assessment and is intended to make the guidance more operable and lead to more consistent application. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016, however, we do not plan to early adopt this standard. We are currently evaluating the impact of the provisions of this new standard and we expect to have our assessment of the impact on our financial position and results of operations to be completed by December 31, 2016.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lease accounting by the lessor remains largely unchanged by the new standard. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is required to be adopted using the modified retrospective approach. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations, but we expect that adoption will have a material impact on our long-term assets and liabilities.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. The update eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead, the equity method of accounting should be applied prospectively from the date significant influence is obtained and investors should add the cost of acquiring the additional interest to the current basis of their previously held interest. For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. ASU 2016-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and should be applied prospectively. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. The update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

beginning of the fiscal year of adoption. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

(f)	Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issue costs ratably over the term of the arrangement. We adopted ASU 2015-03 retrospectively as of January 1, 2016, and have reclassified $15.4 million of the December 31, 2015, Deferred Loan and Senior Note Costs, Net of Amortization balance included in Total Other Assets to Long-Term Debt, Net included in Total Liabilities.

In April 2015, the FASB issued ASU 2015-05, Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. We adopted ASU 2015-05 prospectively as of January 1, 2016. The adoption of this standard did not have a significant effect on our financial position or results of operations.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Updates. The amendments in this update cover a wide range of topics in the codification and are generally categorized as follows: Amendments Related to Differences between Original Guidance and the Codification; Guidance Clarification and Reference Corrections; Simplification; and, Minor Improvements. We adopted ASU 2015-10 as of January 1, 2016. The adoption of this standard did not have a significant effect on our financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. We adopted ASU 2015-16 as of January 1, 2016. The adoption of this standard did not have a significant effect on our financial position or results of operations.

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

(h)	Earnings (Loss) per Common Share
We compute net income (loss) attributable to GCI per share of Class A and Class B common stock using the “two class” method.  Therefore, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the dilutive net income (loss) per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income (loss) per share of Class B common stock does not assume the conversion of those shares. The computation of the dilutive net income (loss) per share of Class A common stock also assumes the conversion of our derivative financial instrument that may be settled in cash or shares (as described in Note 4 of this Form 10-Q), shares associated with unexercised stock options and deferred compensation that may be settled in cash or shares if the effect of conversion is dilutive. Additionally, in applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.

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

(i)	Common Stock
We have a common stock buyback program to repurchase GCI's Class A and Class B common stock. The cost of the repurchased common stock reduces Common Stock and Retained Earnings in our Consolidated Balance Sheets and is treated as constructively retired when purchased.

(j)	Accounts Receivable and Allowance for Doubtful Receivables
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

We assess the collectability of our EIP receivables based upon a variety of factors, including payment trends and other qualitative factors. The credit profiles of our customers with an Upgrade Now plan are

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

similar to those of our customers with a traditional subsidized plan. Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Upgrade Now.

(k)	Derivative Financial Instrument
We account for our derivative instrument in accordance with ASC 815-10, Derivatives and Hedging. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. We have not entered into any hedging activities to date. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at their respective fair values. Our stock appreciation rights derivative instrument (as described in Note 4 of this Form 10-Q) is recorded as a liability at fair value, and is revalued at each reporting date, with changes in the fair value of the instrument included in our Consolidated Statements of Operations as Derivative Instrument Unrealized Income (Loss).

(l)	Guarantees
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

(m)	Revenue Recognition
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $16.2 million and $17.3 million for the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, we have $45.3 million in high cost support accounts receivable.

(n)	Use of Estimates
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

(o)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Surcharges reported gross	$1,031	1,148

(p)	Reclassifications
Reclassifications have been made to the 2015 financial statements to make them comparable with classifications used in the current year.

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Three Months Ended March 31,	2016	2015
(Increase) decrease in accounts receivable, net	$(14,761)	7,859
Increase in prepaid expenses	(3,806)	(308)
Decrease in inventories	887	2,495
(Increase) decrease in other current assets	(84)	7
Increase in other assets	(3,301)	(1,250)
Decrease in accounts payable	(2,972)	(2,470)
Increase (decrease) in deferred revenues	1,161	(2,256)
Decrease in accrued payroll and payroll related obligations	(3,191)	(6,083)
Increase in accrued liabilities	552	3,891
Increase in accrued interest	9,031	17,611
Decrease in subscriber deposits	(49)	(153)
Increase (decrease) in long-term deferred revenue	5,458	(251)
Increase (decrease) in components of other long-term liabilities	1,566	(255)
Total change in operating assets and liabilities	$(9,509)	18,837

The following item is for the three months ended March 31, 2016 and 2015 (amounts in thousands):

Net cash paid or received:	2016	2015
Interest paid including capitalized interest	$11,580	3,382

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are non-cash investing and financing activities for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Non-cash additions for purchases of property and equipment	$13,395	17,817
Asset retirement obligation additions to property and equipment	$357	243
Non-cash consideration for Wireless Acquisition	$—	23,326

(3)    Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$2,760	2,686

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2016	$10,938
2017	$8,782
2018	$6,814
2019	$5,064
2020	$3,998

(4)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are as follows (amounts in thousands):

March 31, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,483	—	—	1,483
Liabilities:
Derivative stock appreciation rights	$—	—	28,290	28,290

December 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,728	—	—	1,728
Liabilities:
Derivative stock appreciation rights	$—	—	32,820	32,820

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at March 31, 2016 and December 31, 2015 are as follows (amounts in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,337,989	1,393,992	1,332,739	1,390,743

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

Derivative Financial Instrument
In connection with the $75.0 million unsecured promissory note issued to Searchlight on February 2, 2015, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights. Each stock appreciation right entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A common stock equal in value to the excess of the fair market value of a share of GCI Class A common stock on the date of exercise over the price of $13.00. The instrument is exercisable on the fourth anniversary of the grant date and will expire eight years from the date of grant. We have determined that the stock appreciation rights are required to be separately accounted for as a derivative instrument and subject to fair value liability accounting under ASC 815-10.

We use a lattice based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior and holder behavior. The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at March 31, 2016:

March 31, 2016
Expected term (in years)	2.8 - 6.8
Volatility	40%
Risk-free interest rate	1.5%

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in fair value of our financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015:

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balances at January 1, 2015	$—
Issuance	21,660
Fair value adjustment at end of period, included in Other Income (Expense)	2,120
Balances at March 31, 2015	23,780

Balances at January 1, 2016	32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(4,530)
Balances at March 31, 2016	$28,290

(5)	Stockholders’ Equity

Common Stock
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

During the three months ended March 31, 2016 and 2015, we repurchased 0.6 million and 1.1 million shares of our Class A common stock under the stock buyback program at a cost of $11.1 million and $16.1 million, respectively. Under this program we are currently authorized to make up to $89.2 million of repurchases as of March 31, 2016.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors.

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. We have issued only restricted stock awards since 2010. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted.  We have 1.6 million shares available for grant under the Stock Option Plan at March 31, 2016.

A summary of nonvested restricted stock award activity under the Stock Option Plan as of March 31, 2016 and changes during the period then ended is presented below:

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,495	$11.08
Granted	495	$18.16
Vested	(80)	$10.98
Nonvested at March 31, 2016	1,910	$12.92

The weighted average grant date fair value of awards granted during the three months ended March 31, 2016 and 2015, were $18.16 and $14.56, respectively. The total fair value of awards vesting during the three months ended March 31, 2016 and 2015 were $1.5 million and $3.0 million, respectively. We have recorded share-based compensation expense of $2.3 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $16.3 million as of March 31, 2016.  We expect to recognize share-based compensation expense over a weighted average period of 1.8 years for restricted stock awards.

(6)    Earnings (Loss) per Common Share
Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$1,009	90	$(17,723)	(1,546)
Less: Undistributed net income allocable to participating securities	(48)	—	—	—
Undistributed net income (loss) allocable to common stockholders	961	90	(17,723)	(1,546)
Denominator:
Weighted average common shares outstanding	33,696	3,155	36,217	3,159
Basic net income (loss) attributable to GCI common stockholders per common share	$0.03	0.03	$(0.49)	(0.49)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$961	90	$(17,723)	(1,546)
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	90	—	(1,546)	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	117	(217)	—	—
Effect of derivative instruments that may be settled in cash or shares	(2,668)	—	—	—
Effect of share based compensation that may be settled in cash or shares	(23)	—	—	—
Undistributed net income (loss) adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$(1,523)	(127)	$(19,269)	(1,546)
Denominator:
Number of shares used in basic computation	33,696	3,155	36,217	3,159
Conversion of Class B to Class A common shares outstanding	3,155	—	3,159	—
Effect of derivative instruments that may be settled in cash or shares	869	—	—	—
Effect of share based compensation that may be settled in cash or shares	26	—	—	—
Number of shares used in per share computation	37,746	3,155	39,376	3,159
Diluted net loss attributable to GCI common stockholders per common share	$(0.04)	(0.04)	$(0.49)	(0.49)

Weighted average shares associated with outstanding securities for the three months ended March 31, 2016 and 2015, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended March 31,
	2016	2015
Shares associated with anti-dilutive unexercised stock options	6	118
Derivative instruments that may be settled in cash or shares, the effect of which is anti-dilutive	—	342
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	—	26
Total excluded	6	486

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

We evaluate performance and allocate resources based on Adjusted EBITDA, which is defined as earnings plus cash received in excess of revenue recognized for long-term fixed roaming arrangements and imputed interest on financed devices before:
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

Summarized financial information for our reportable segments for the three months ended March 31, 2016 and 2015 follows (amounts in thousands):

	Three Months Ended
	Wireless	Wireline	Total Reportable Segments
March 31, 2016
Revenues	$51,462	179,636	231,098
Adjusted EBITDA	$40,064	38,042	78,106

March 31, 2015
Revenues	$59,204	171,885	231,089
Adjusted EBITDA	$37,387	37,916	75,303

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Reportable segment Adjusted EBITDA	$78,106	75,303
Less depreciation and amortization expense	(47,142)	(45,235)
Less cash received in excess of revenue recognized for long-term roaming arrangements	(7,500)	—
Less share-based compensation expense	(2,327)	(2,801)
Less accretion expense	(392)	(450)
Less software impairment charge	—	(26,417)
Other	(726)	341
Consolidated operating income	20,019	741
Less other expense, net	(15,970)	(26,252)
Consolidated income (loss) before income taxes	$4,049	(25,511)

We entered into new long-term roaming and backhaul agreements with our largest roaming partners. The revenue recognized for these contracts was determined by calculating the cumulative minimum cash payments and recognizing the amount evenly over the life of the contracts. In the early years of the contracts the cash received is in excess of the revenue recognized; in the later years the cash received will be less than the revenue recognized. To ensure Adjusted EBITDA is useful to investors and other users of our financial information in understanding and evaluating operating performance it is adjusted for the difference between the cash received and the revenue recognized for such arrangements.

(8)	Related Party Transactions
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

As disclosed in Note 4 of this Form 10-Q, we have an unsecured promissory note and stock appreciation rights with Searchlight. Searchlight received the right to nominate one person for appointment or election as a member of our Board of Directors pursuant to a Securityholder Agreement dated as of December 4, 2014. Searchlight became a related party on February 2, 2015 when we closed the Wireless Acquisition. Searchlight's nominee was appointed as a member of our Board of Directors on March 4, 2015.

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

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of March 31, 2016.  The value attributed to the puts/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of March 31, 2016 and December 31, 2015.

Equity Method Investment
We own a 40.8% interest in a next generation carrier-class communications services firm. We account for our investment using the equity method. Due to declining economic conditions in the sector in which it operates, additional financing was needed for the company to maintain its business plan. In March 2015, the existing owners provided financial support in the form of a loan of which our portion is $3.0 million. We determined that the additional financing provided to the company was a reconsideration event under ASC 810 and have subsequently determined that the entity is a VIE due to insufficient equity to finance its operations as a result of the decline in economic conditions.

We concluded that the company's board has the power to direct the significant activities of the entity. The board is comprised of five members of which we may choose two of the board members. As we do not control the board, we concluded that we do not have the power to direct the significant activities of the entity and are not the primary beneficiary.

During the second quarter of 2015, it became apparent that we would not recover the carrying value of our investment and we subsequently wrote-off the entire value of our investment. We received full payment on the $3.0 million note receivable in January 2016 and we do not have a contractual obligation to provide additional financing. We currently have no exposure to loss related to our involvement with the VIE.

(10)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through the first quarter of 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $19.8 million during the three months ended March 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the three months ended March 31, 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly we recognized an impairment charge of $6.6 million during the three months ended March 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(11)Subsequent Event
On April 29, 2016, we signed a definitive agreement to sell the majority of our urban wireless rooftop and tower sites to Vertical Bridge for approximately $90.0 million. We will lease the sites from Vertical Bridge following the close of the transaction. We expect the transaction to close in mid-2016. The closing is subject to customary closing conditions.

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those described in Note 1(n) in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our Adjusted EBITDA, as defined in Note 7 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements."  We have historically met our cash needs for operations and regular and maintenance capital expenditures through our cash flows from operating activities.  Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.

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

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended March 31,		Percentage Change[1] 2016
	2016	2015	vs. 2015
Statements of Operations Data:
Revenues:
Wireless segment	22%	26%	(13)%
Wireline segment	78%	74%	5%
Total revenues	100%	100%	—%
Selling, general and administrative expenses	38%	36%	4%
Depreciation and amortization expense	20%	20%	4%
Software impairment charge	—%	11%	100%
Operating income	9%	—%	2,602%
Other expense, net	7%	11%	(39)%
Income (loss) before income taxes	2%	(11)%	116%
Net income (loss)	—%	(8)%	105%
Net income (loss) attributable to non-controlling interests	—%	—%	(122)%
Net income (loss) attributable to GCI	—%	(8)%	106%

[1]Percentage change in underlying data

We evaluate performance and allocate resources based on Adjusted EBITDA, which is defined as earnings plus cash received in excess of revenue recognized for long-term fixed roaming arrangements and imputed interest on financed devices before:
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

Overview of Revenues and Cost of Goods Sold
Total revenues of $231.1 million in the three months ended March 31, 2016 were steady with $231.1 million for the same period in 2015. Revenue increased in the Wireline segment and decreased in the Wireless segment for the three months ended March 31, 2016 when compared to the same period in 2015.  See the discussion below for more information by segment.

Total Cost of Goods Sold increased 2% from $74.8 million in the three months ended March 31, 2015 to $76.3 million in the same period in 2016.  Cost of Goods Sold decreased in our Wireless segment and increased in our Wireline segment for the three months ended March 31, 2016 compared to the same period in 2015. See the discussion below for more information by segment.

Wireless Segment Overview
The Wireless segment was impacted by the Wireless Acquisition discussed above in the General Overview section. From the formation of AWN in 2013 to the close of the Wireless Acquisition on February 2, 2015, AWN provided wholesale services to GCI and ACS and roaming services to other wireless carriers. During that time, AWN received a portion of its revenue from GCI and ACS' retail wireless customers. Additionally, AWN paid an incentive to GCI and ACS for the sale of wireless handsets to their respective retail customers. Following the close of the Wireless Acquisition, the Wireless segment continues to provide roaming services to other wireless carriers and provides wholesale services to the Wireline segment for which it receives a portion of its revenue from wireless retail customers. Additionally, the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network.

Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Revenue	$51,462	59,204	(13)%
Cost of Goods Sold	$15,032	17,531	(14)%
Adjusted EBITDA[1]	$40,064	37,387	7%
[1] Wireless Adjusted EBITDA includes a $7.5 million adjustment for cash received in excess of revenue recognized for long-term fixed roaming arrangements. See Note 7 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for more information.

Wireless Segment Revenues
The decrease in revenue for the three months ended March 31, 2016 when compared to the same period in 2015 is primarily due to the following:

•	A $5.0 million decrease in roaming revenue due to long-term roaming agreements we have entered into with our largest roaming partners and

•	A $4.6 million decrease in plan fee revenue primarily due to a decrease in subscribers and discounts given to customers who finance or bring their own device.

We expect roaming and backhaul revenues to decrease by $49.0 million to $59.0 million for the year ending December 31, 2016 when compared to the year ended December 31, 2015 due to long-term roaming agreements we have entered into with our largest roaming partners.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold for the three months ended March 31, 2016 when compared to the same period in 2015 is primarily due to the following:

•	A $3.2 million decrease in roaming costs primarily due to renegotiated roaming agreements and

•
A $1.9 million decrease in wireless equipment costs. Through the February 2, 2015 close of the Wireless Acquisition, the Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements. Following the close of the Wireless Acquisition, this subsidy was discontinued but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease. All wireless equipment costs are recorded in the Wireline segment in 2016.

The decreases above are partially offset by a $1.6 million increase for the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the release of a reserve during the three months ended March 31, 2015 and an increase in network maintenance costs primarily due to the expansion of our network and an increase in utility and operating costs.

Wireless Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three months ended March 31, 2016 when compared to the same period in 2015 is primarily due to the following:

•	Addition of cash received in excess of revenue recognized for long-term fixed roaming arrangements partially offset by a decrease in revenues as described above in "Wireless Segment Revenues,"

•	Decreased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold," and

•	Decreased selling, general and administrative expenses.

Wireline Segment Overview
Our Wireline segment offers services and products under three major customer groups as follows:

Customer Group
Wireline Segment Services and Products	Consumer	Business Services	Managed Broadband

Retail wireless	X	X

Data:
Internet	X	X	X
Data networks		X	X
Managed services		X	X

Video	X	X

Voice:
Long-distance	X	X	X
Local access	X	X	X

•	Consumer – we offer a full range of retail wireless, data, video and voice services to residential customers.

•
Business Services - we offer a full range of wireless, data, video, voice, and managed services to businesses, governmental entities, and educational institutions and wholesale data and voice services to common carrier customers.

•
Managed Broadband – we offer Internet, data network and managed services to rural schools and health organizations and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

The components of Wireline segment revenue for the three months ended March 31, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Consumer
Wireless	$14,538	16,410	(11)%
Data	34,960	31,272	12%
Video	28,347	29,225	(3)%
Voice	7,042	7,801	(10)%
Business Services
Wireless	2,260	1,794	26%
Data	34,881	36,298	(4)%
Video	5,062	4,414	15%
Voice	9,562	10,706	(11)%
Managed Broadband
Data	37,130	28,876	29%
Voice	5,854	5,089	15%
Total Wireline segment revenue	$179,636	171,885	5%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Wireline segment Cost of Goods Sold	$61,259	57,237	7%
Wireline segment Adjusted EBITDA	$38,042	37,916	—%

Selected key performance indicators for our Wireline segment follow:

	March 31,		Percentage
	2016	2015	Change
Consumer
Data:
Cable modem subscribers[1]	127,800	121,700	5%
Video:
Basic subscribers[2]	112,200	114,700	(2)%
Digital programming tier subscribers[3]	57,700	62,300	(7)%
HD/DVR converter boxes[4]	117,700	109,900	7%
Homes passed	253,100	248,700	2%
Video ARPU - quarter-to-date[5]	$83.53	$84.37	(1)%
Voice:
Total local access lines in service[6]	50,100	53,400	(6)%
Business Services
Data:
Cable modem subscribers[1]	12,800	14,100	(9)%
Voice:
Total local access lines in service[6]	46,400	47,500	(2)%
Combined Consumer and Business Services

Wireless
Consumer Lifeline wireless lines in service[7]	28,000	32,900	(15)%
Consumer prepaid wireless lines in service[8]	23,900	24,500	(2)%
Consumer postpaid wireless lines in service[9]	145,400	152,600	(5)%
Business Services postpaid wireless lines in service[9]	28,700	28,600	—%
Total wireless lines in service	226,000	238,600	(5)%
Wireless ARPU - quarter-to-date[10]	$40.06	$48.23	(17)%
Cable Modem ARPU - quarter-to-date[11]	$87.81	$83.93	5%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period for the three months ended March 31, 2016 and 2015.
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

8 A prepaid wireless line in service is defined as a revenue generating wireless device where service is purchased in advance of use. The purchased credit is used to pay for wireless services at the point the service is accessed or consumed.

9 A postpaid wireless line in service is defined as a revenue generating wireless device where service is provided by a prior arrangement with a subscriber and the subscriber is billed after the fact according to their use of wireless services at the end of each month.

[10] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU") for the three months ended March 31, 2016. Average monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of each month for the three months ended March 31, 2015. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[11] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period for the three months ended March 31, 2016 and 2015.

Wireline Segment Revenues

Consumer
The increase in data revenue is primarily due to a $3.7 million or 12% increase in cable modem revenue for the three months ended March 31, 2016 when compared to the same period in 2015 due to an increase in the number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

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

Managed Broadband
The increase in data revenue for the three months ended March 31, 2016 when compared to the same period in 2015 is primarily due to a $8.5 million or 31% increase in ConnectMD® and SchoolAccess® monthly contract revenue and data network capacity revenue due to new customers and increased purchases by our existing customers.

Wireline Segment Cost of Goods Sold
The items contributing to the increase in Wireline segment Cost of Goods Sold for the three months ended March 31, 2016 when compared to the same period in 2015 include:

•
A $2.1 million or 42% increase in Managed Broadband Cost of Goods Sold primarily due to an increase in circuit costs to provide increased capacity in satellite served locations for ConnectMD® and SchoolAccess® customers and

•	A $0.9 million or 5% increase in video Cost of Goods Sold primarily due to increased rates paid to programmers partially offset by a decrease in basic video subscribers.

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three months ended March 31, 2016 when compared to the same period in 2015 is primarily due to increased revenues as described above in "Wireline Segment Revenues." The increase is partially offset by an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and in selling, general and administrative expense for the three months ended March 31, 2016.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4% to $87.6 million for the three months ended March 31, 2016 when compared to the same period in 2015. Items contributing to the increase include:

•	A $4.1 million increase in labor and health insurance costs,

•	A $2.2 million increase in professional and contract services costs,

•	A $2.2 million increase in software contracts with subscription licenses instead of perpetual licenses, and

•	A $1.1 million increase to support a campaign to encourage public action related to the State of Alaska budget.

The increases above are partially offset by the absence of $6.8 million for costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN and $0.9 million for inventory adjustments in the three months ended March 31, 2015.

As a percentage of total revenues, selling, general and administrative expenses increased from 36% for the three months ended March 31, 2015 to 38% for the three months ended March 31, 2016.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $1.9 million to $47.1 million in the three months ended March 31, 2016 compared to the same period in 2015.  The increase is primarily due to new assets placed in service in the last nine months of 2015 and in the first three months of 2016, partially offset by assets which became fully depreciated during the last nine months of 2015 and in the first three months of 2016.

Software Impairment Charge
Software impairment charge decreased $26.4 million in the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to the absence of an impairment charge as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through the first quarter of 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $19.8 million during the three months ended March 31, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. We have signed a contract with an established billing solution provider and have begun the multi-year implementation.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $6.6 million during the three months ended March 31, 2015, respectively, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

Other Expense, Net
Other expense, net of other income, decreased $10.3 million to $16.0 million in the three months ended March 31, 2016 when compared to the same period in 2015. Items contributing to the change include:

•
A $4.5 million unrealized gain for the three months ended March 31, 2016 recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P. ("Searchlight") compared to a $2.1 million unrealized loss for the three months ended March 31, 2015, and

•
The absence of a $2.6 million net loss for the three months ended March 31, 2015, from adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

Income Tax (Expense) Benefit
Income tax expense totaled $3.1 million and our effective income tax rate was 76% in the three months ended March 31, 2016. Income tax benefit totaled $6.8 million and our effective income tax rate was 27% in the three months ended March 31, 2015. Our 2016 effective income tax rate is impacted by the amount of expected permanent differences in 2016 as compared to our expected net income before income taxes.

At March 31, 2016, we have income tax net operating loss carryforwards of $343.6 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $141.3 million associated with income tax net operating losses that were generated from 2000 to 2015 and that expire from 2020 to 2035, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 73% to 78% in the year ending December 31, 2016.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $44.6 million and $49.3 million during the three months ended March 31, 2016 and 2015, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2016, we expect our 2016 capital expenditures to total approximately $210.0 million. This estimate is based on purchases in 2016 regardless of the timing of cash payments.

Financing Activities
Net cash used for financing activities for the three months ended March 31, 2016, consists primarily of repurchases of our stock partially offset by borrowings on our Senior Credit Facility. Net cash provided by financing activities during the three months ended March 31, 2015, consists primarily of borrowings on our Senior Credit Facility and Searchlight Note to fund the Wireless Acquisition partially offset by cash paid for the Wireless Acquisition and repurchases of our stock.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Senior Credit Facility includes a $240.0 million term loan, a $275.0 million Term B loan, and a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  We had $240.0 million and $272.3 million outstanding under the term loan and Term B loan, respectively, at March 31, 2016.  Under the revolving portion of the Senior Credit Facility we had borrowed $5.0 million and have $22.0 million of letters of credit outstanding, which leaves $123.0 million available for borrowing as of March 31, 2016.  A total of $517.3 million is outstanding as of March 31, 2016.

Debt Covenants
We are subject to covenants and restrictions under our long-term debt agreements.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our long-term debt agreements will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $89.2 million of repurchases as of March 31, 2016.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the three months ended March 31, 2016 we repurchased 0.6 million shares of GCI common stock under the stock buyback program at a cost of $11.1 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of Securities Exchange Act of 1934 Rule 10b-18.

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

Those policies considered to be critical accounting policies for 2016 are revenue recognition related to revenues from the Remote high cost, rural health, and schools and libraries USF programs, the allowance for doubtful receivables, impairment and useful lives of intangible assets, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our December 31, 2015 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in Note 1 in the accompanying “Condensed Notes to Interim Consolidated Financial Statements” and in Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carries interest rate risk.  Our Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan and revolving credit facility bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of March 31, 2016, we have borrowed $526.3 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.3 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price volatility. At March 31, 2016, a 1% increase in our stock price volatility used to determine the fair value of our stock appreciation rights would result in recognition of $0.3 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended March 31, 2016:

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
January 1, 2016 to January 31, 2016	267,287	$18.86	254,078	$95,509,160
February 1, 2016 to February 29, 2016	321,744	$17.75	316,071	$89,897,680
March 1, 2016 to March 31, 2016	46,048	$17.38	41,371	$89,249,766
Total	635,079
[1] Consists of 611,520 shares from open market purchases made under our publicly announced repurchase plan and 23,559 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3] The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $383.9 million through March 31, 2016, consisting of $378.9 million through December 31, 2015, and an additional $5.1 million during the three months ended March 31, 2016. We have made total repurchases under the program of $294.7 million through March 31, 2016. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Twenty-Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated March 7, 2016 # *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	May 5, 2016
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	May 5, 2016
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	May 5, 2016
Lynda L. Tarbath	Officer (Principal Accounting Officer)