Form 10-Q
period 2016-06-30
GENERAL COMMUNICATION INC
filed 2016-08-03
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of July 29, 2016 was:

33,964,000 shares of Class A common stock; and
3,154,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	June 30,	December 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$11,329	26,528

Receivables	221,787	208,384
Less allowance for doubtful receivables	2,392	3,630
Net receivables	219,395	204,754

Prepaid expenses	17,406	12,862
Inventories	10,577	11,322
Other current assets	180	3,129
Total current assets	258,887	258,595

Property and equipment	2,453,655	2,384,530
Less accumulated depreciation	1,369,634	1,290,149
Net property and equipment	1,084,021	1,094,381

Goodwill	239,263	239,263
Cable certificates	191,635	191,635
Wireless licenses	92,347	86,347
Other intangible assets, net of amortization	70,091	69,290
Other assets	30,980	27,429
Total other assets	624,316	613,964
Total assets	$1,967,224	1,966,940

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
Current liabilities:
Current maturities of obligations under long-term debt and capital leases	$12,356	12,050
Accounts payable	47,542	63,014
Deferred revenue	34,340	34,128
Accrued payroll and payroll related obligations	29,764	31,337
Accrued liabilities	24,354	22,822
Accrued interest (including $2,304 and $5,132 to a related party at June 30, 2016 and December 31, 2015, respectively)	10,834	13,655
Subscriber deposits	1,035	1,242
Total current liabilities	160,225	178,248

Long-term debt, net (including $55,689 and $54,810 to a related party at June 30, 2016 and December 31, 2015, respectively)	1,344,913	1,329,396
Obligations under capital leases, excluding current maturities (including $1,797 and $1,824 due to a related party at June 30, 2016 and December 31, 2015, respectively)	55,065	59,651
Deferred income taxes	111,301	106,145
Long-term deferred revenue	114,705	93,427
Other liabilities (including $21,780 and $32,820 for derivative stock appreciation rights with a related party at June 30, 2016 and December 31, 2015, respectively)	72,695	80,812
Total liabilities	1,858,904	1,847,679

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 34,991 and 35,593 shares at June 30, 2016 and December 31, 2015, respectively; outstanding 34,965 and 35,567 shares at June 30, 2016 and December 31, 2015, respectively	—	—
Class B. Authorized 10,000 shares; issued and outstanding 3,154 at June 30, 2016 and December 31, 2015; convertible on a share-per-share basis into Class A common stock	2,664	2,664
Less cost of 26 Class A common shares held in treasury at June 30, 2016 and December 31, 2015	(249)	(249)
Paid-in capital	11,746	6,631
Retained earnings	63,395	79,217
Total General Communication, Inc. stockholders' equity	77,556	88,263
Non-controlling interests	30,764	30,998
Total stockholders’ equity	108,320	119,261
Total liabilities and stockholders’ equity	$1,967,224	1,966,940

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Non-related party	$233,766	247,528	464,864	473,334
Related party	—	—	—	5,283
Total revenues	233,766	247,528	464,864	478,617

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	78,141	79,256	154,432	153,143
Related party	—	—	—	881
Total cost of goods sold	78,141	79,256	154,432	154,024

Selling, general and administrative expenses:
Non-related party	88,022	83,047	175,668	166,435
Related party	—	—	—	540
Total selling, general and administrative expenses	88,022	83,047	175,668	166,975

Depreciation and amortization expense	48,072	45,171	95,214	90,406
Software impairment charge	—	851	—	27,268
Operating income	19,531	39,203	39,550	39,944

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(19,362)	(20,605)	(38,533)	(40,453)
Related party interest expense	(1,846)	(1,795)	(3,677)	(2,932)
Derivative instrument unrealized income (loss) with related party	6,510	(2,950)	11,040	(5,070)
Loss on extinguishment of debt	—	(27,700)	—	(27,700)
Impairment of equity method investment	—	(12,593)	—	(12,593)
Other	587	4,390	1,089	1,243
Other expense, net	(14,111)	(61,253)	(30,081)	(87,505)

Income (loss) before income taxes	5,420	(22,050)	9,469	(47,561)
Income tax (expense) benefit	(2,122)	6,293	(5,189)	13,079
Net income (loss)	3,298	(15,757)	4,280	(34,482)

Net income (loss) attributable to non-controlling interests	(117)	(130)	(234)	414
Net income (loss) attributable to General Communication, Inc.	$3,415	(15,627)	4,514	(34,896)

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.09	(0.41)	0.12	(0.90)
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.09	(0.41)	0.12	(0.90)
Diluted net loss attributable to General Communication, Inc. common stockholders per Class A common share	$(0.01)	(0.41)	(0.05)	(0.90)
Diluted net loss attributable to General Communication, Inc. common stockholders per Class B common share	$(0.01)	(0.41)	(0.05)	(0.90)

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Shares of Class A and B Common Stock	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2015	41,157	$13,617	$2,668	$(249)	$26,773	$124,547	$299,866	$467,222
Net income (loss)	—	—	—	—	—	(34,896)	414	(34,482)
Common stock repurchases and retirements	(2,404)	(18,808)	—	—	—	(18,131)	—	(36,939)
Shares issued under stock option plan	38	295	—	—	—	—	—	295
Issuance of restricted stock awards	647	4,895	—	—	(4,895)	—	—	—
Share-based compensation expense	—	—	—	—	5,329	—	—	5,329
Distribution to non-controlling interest	—	—	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	—	—	3,209	3,209
Non-controlling interest acquisition	—	—	—	—	(35,467)	—	(268,364)	(303,831)
Other	—	1	(1)	—	(230)	—	—	(230)
Balances at June 30, 2015	39,438	$—	$2,667	$(249)	$(8,490)	$71,520	$34,360	$99,808

Balances at January 1, 2016	38,747	$—	$2,664	$(249)	$6,631	$79,217	$30,998	$119,261
Net income (loss)	—	—	—	—	—	4,514	(234)	4,280
Common stock repurchases and retirements	(1,200)	(196)	—	—	—	(20,336)	—	(20,532)
Issuance of restricted stock awards	582	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	5,115	—	—	5,115
Other	16	196	—	—	—	—	—	196
Balances at June 30, 2016	38,145	$—	$2,664	$(249)	$11,746	$63,395	$30,764	$108,320

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)
(Amounts in thousands)
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,280	(34,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	95,214	90,406
Unrealized (income) loss on derivative instrument with related party	(11,040)	5,070
Deferred income tax expense (benefit)	5,156	(13,128)
Share-based compensation expense	5,010	5,414
Loss on extinguishment of debt	—	27,700
Software impairment charge	—	27,268
Impairment of equity method investment	—	12,593
Other noncash income and expense items	6,222	5,722
Change in operating assets and liabilities	(15,652)	12,990
Net cash provided by operating activities	89,190	139,553
Cash flows from investing activities:
Purchases of property and equipment	(89,802)	(91,964)
Purchases of other assets and intangible assets	(7,109)	(4,704)
Note receivable payment from an equity method investee	3,000	—
Grant proceeds	—	14,007
Note receivable issued to an equity method investee	—	(3,000)
Purchase of business, net of cash received	—	(9,191)
Proceeds from sale of investment	675	7,551
Other	126	(4,663)
Net cash used for investing activities	(93,110)	(91,964)
Cash flows from financing activities:
Borrowing on Amended Senior Credit Facility	35,000	295,000
Repayment of debt and capital lease obligations	(25,943)	(489,191)
Purchase of treasury stock to be retired	(20,532)	(36,939)
Issuance of 2025 notes	—	445,973
Purchase of non-controlling interests	—	(280,505)
Issuance of Searchlight note payable and derivative stock appreciation rights with related party	—	75,000
Payment of bond call premium	—	(20,244)
Payment of debt issuance costs	—	(13,467)
Distribution to non-controlling interest	—	(4,932)
Other	196	498
Net cash used for financing activities	(11,279)	(28,807)
Net increase (decrease) in cash and cash equivalents	(15,199)	18,782
Cash and cash equivalents at beginning of period	26,528	15,402
Cash and cash equivalents at end of period	$11,329	34,184

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

We have accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity terminated as part of the Wireless Acquisition agreement. The future capacity

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in Other Income (Expense) in our Consolidated Statements of Operations for the six months ended June 30, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the assets and non-controlling interest received.

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

In conjunction with the Wireless Acquisition, we amended certain agreements related to the right to use ACS network assets. We adjusted the related right to use asset to fair value as of the acquisition date resulting in a loss of $3.8 million recorded in Other Income (Expense) in our Consolidated Statements of Operations for the six months ended June 30, 2015.

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

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the guidance in the new standard in order to clarify the principal versus agent assessment and is intended to make the guidance more operable and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU 2016-11, which rescinds SEC paragraphs pursuant to SEC staff announcements regarding ASU 2014-09. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in certain narrow areas and adds some practical expedients to ASU 2014-09. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted for annual periods beginning after December 15, 2016, however, we do not plan to early adopt this standard. We are currently evaluating the impact of the provisions of this new standard and we expect to have our assessment of the impact on our financial position and results of operations to be completed by December 31, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. The update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and is required to be adopted using the modified retrospective approach. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. We adopted ASU 2015-11 prospectively as of April 1, 2016. The adoption of this standard did not have a significant effect on our financial position or results of operations.

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
We have a common stock buyback program to repurchase GCI's Class A and Class B common stock. The cost of the repurchased common stock reduces Retained Earnings in our Consolidated Balance Sheets and is treated as constructively retired when purchased.

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

We assess the collectability of our EIP receivables based upon a variety of factors, including payment trends and other qualitative factors. The credit profiles of our customers with an Upgrade Now plan are similar to those of our customers with a traditional subsidized plan. Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Upgrade Now.

(k)	Derivative Financial Instrument
We account for our derivative instrument in accordance with ASC 815-10, Derivatives and Hedging. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. We have not entered into any hedging activities to date. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at their respective fair values. Our stock appreciation rights derivative instrument (as described in Note 4 of this Form 10-Q) is recorded as a liability at fair value, and is revalued at each reporting date, with changes in the fair value of the instrument included in our Consolidated Statements of Operations as Derivative Instrument Unrealized Income (Loss) with Related Party.

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
We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $16.3 million and $16.9 million for the three months ended June 30, 2016 and 2015, respectively, and $32.5 million and $34.1 million for the six months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, we have $45.2 million in high cost support accounts receivable.

(n)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the allowance for doubtful receivables, unbilled revenues, accrual of the USF high cost program support, share-based compensation, inventory at lower of cost and net realizable value, reserve for future customer credits, liability for incurred but not reported medical insurance claims, valuation allowances for deferred income tax assets, depreciable and amortizable lives of assets, the carrying value of long-lived assets including goodwill, cable certificates, wireless licenses,and broadcast licenses, the fair value of equity method investments evaluated for impairment, our effective tax rate, imputed interest rate, purchase price allocations, deferred lease expense, asset retirement obligations, the accrual of cost of goods sold (exclusive of depreciation and amortization expense), depreciation, the derivative stock appreciation rights liability, guarantees, and the accrual of contingencies and litigation.  Actual results could differ from those estimates.

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

(o)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Surcharges reported gross	$991	1,384	2,022	2,533

(p)	Reclassifications
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
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Six Months Ended June 30,	2016	2015
(Increase) decrease in accounts receivable, net	$(15,513)	22,410
Increase in prepaid expenses	(4,582)	(2,069)
Decrease in inventories	745	4,772
(Increase) decrease in other current assets	(51)	12
Increase in other assets	(3,925)	(7,035)
Decrease in accounts payable	(3,541)	(7,997)
Increase (decrease) in deferred revenues	212	(2,687)
Decrease in accrued payroll and payroll related obligations	(1,733)	(5,155)
Increase in accrued liabilities	1,594	4,604
Increase (decrease) in accrued interest	(2,821)	7,438
Decrease in subscriber deposits	(207)	(197)
Increase (decrease) in long-term deferred revenue	12,808	(980)
Increase (decrease) in components of other long-term liabilities	1,362	(126)
Total change in operating assets and liabilities	$(15,652)	12,990

The following item is for the six months ended June 30, 2016 and 2015 (amounts in thousands):

Net cash paid or received:	2016	2015
Interest paid including capitalized interest	$44,068	35,056

The following items are non-cash investing and financing activities for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Non-cash additions for purchases of property and equipment	$15,878	15,996
Asset retirement obligation additions to property and equipment	$769	1,735
Non-cash consideration for Wireless Acquisition	$—	23,326

(3)    Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$3,276	2,555	6,036	5,218

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2016	$11,933
2017	$9,888
2018	$7,935
2019	$5,661
2020	$4,379

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(4)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

June 30, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,486	—	—	1,486
Liabilities:
Derivative stock appreciation rights	$—	—	21,780	21,780

December 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,728	—	—	1,728
Liabilities:
Derivative stock appreciation rights	$—	—	32,820	32,820

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at June 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,348,254	1,400,504	1,332,739	1,390,743

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

We use a lattice based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior and holder behavior. The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at June 30, 2016:

June 30, 2016
Contractual term (in years)	2.6 - 6.6
Volatility	40%
Risk-free interest rate	1.2%

We revalue our derivative liability at each reporting period and recognize gains or losses in our Consolidated Statements of Operations attributable to the change in the fair value of the instruments. The stock appreciation rights liability is included within Other Liabilities in our Consolidated Balance Sheets and are classified as Level 3 within the fair value hierarchy.

The following table summarizes the changes in fair value of our financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 and 2015:

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balances at January 1, 2015	$—
Issuance	21,660
Fair value adjustment at end of period, included in Other Income (Expense)	5,070
Balances at June 30, 2015	26,730

Balances at January 1, 2016	32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(11,040)
Balances at June 30, 2016	$21,780

(5)	Stockholders’ Equity

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

During the three months ended June 30, 2016 and 2015, we repurchased 0.5 million and 1.2 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $8.3 million and $19.7 million, respectively. During the six months ended June 30, 2016 and 2015, we repurchased 1.1 million and 2.3

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

million shares of our Class A common stock under the stock buyback program at a cost of $19.5 million and $35.9 million, respectively. Under this program we are currently authorized to make up to $86.0 million of repurchases as of June 30, 2016.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors.

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. We have issued only restricted stock awards since 2010. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted.  We have 1.6 million shares available for grant under the Stock Option Plan at June 30, 2016.

A summary of nonvested restricted stock award activity under the Stock Option Plan as of June 30, 2016 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,495	$11.08
Granted	580	$17.68
Vested	(272)	$10.39
Forfeited	(2)	$15.39
Nonvested at June 30, 2016	1,801	$13.30

The weighted average grant date fair value of awards granted during the six months ended June 30, 2016 and 2015, were $17.68 and $14.70, respectively. The total fair value of awards vesting during the six months ended June 30, 2016 and 2015 were $4.3 million and $4.9 million, respectively. We have recorded share-based compensation expense of $5.0 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $13.8 million as of June 30, 2016.  We expect to recognize share-based compensation expense over a weighted average period of 1.6 years for restricted stock awards.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(6)    Earnings (Loss) per Common Share
Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$3,134	281	$(14,330)	(1,297)
Less: Undistributed net income allocable to participating securities	(167)	—	—	—
Undistributed net income (loss) allocable to common stockholders	2,967	281	(14,330)	(1,297)
Denominator:
Weighted average common shares outstanding	33,308	3,155	34,887	3,159
Basic net income (loss) attributable to GCI common stockholders per common share	$0.09	0.09	$(0.41)	(0.41)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$2,967	281	$(14,330)	(1,297)
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	281	—	(1,297)	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	189	(319)	—	—
Effect of derivative instruments that may be settled in cash or shares	(3,834)	—	—	—
Effect of share based compensation that may be settled in cash or shares	(39)	—	—	—
Undistributed net income (loss) adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(436)	(38)	$(15,627)	(1,297)
Denominator:
Number of shares used in basic computation	33,308	3,155	34,887	3,159
Conversion of Class B to Class A common shares outstanding	3,155	—	3,159	—
Effect of derivative instruments that may be settled in cash or shares	611	—	—	—
Effect of share based compensation that may be settled in cash or shares	26	—	—	—
Number of shares used in per share computation	37,100	3,155	38,046	3,159
Diluted net loss attributable to GCI common stockholders per common share	$(0.01)	(0.01)	$(0.41)	(0.41)

	Six Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$4,144	370	$(32,048)	(2,848)
Less: Undistributed net income allocable to participating securities	(210)	—	—	—
Undistributed net income (loss) allocable to common stockholders	3,934	370	(32,048)	(2,848)
Denominator:
Weighted average common shares outstanding	33,502	3,155	35,548	3,159
Basic net income (loss) attributable to GCI common stockholders per common share	$0.12	0.12	$(0.90)	(0.90)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$3,934	370	$(32,048)	(2,848)
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	370	—	(2,848)	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	304	(536)	—	—
Effect of derivative instruments that may be settled in cash or shares	(6,501)	—	—	—
Effect of share based compensation that may be settled in cash or shares	(62)	—	—	—
Undistributed net income (loss) adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(1,955)	(166)	$(34,896)	(2,848)
Denominator:
Number of shares used in basic computation	33,502	3,155	35,548	3,159
Conversion of Class B to Class A common shares outstanding	3,155	—	3,159	—
Effect of derivative instruments that may be settled in cash or shares	744	—	—	—
Effect of share based compensation that may be settled in cash or shares	26	—	—	—
Number of shares used in per share computation	37,427	3,155	38,707	3,159
Diluted net loss attributable to GCI common stockholders per common share	$(0.05)	(0.05)	$(0.90)	(0.90)

Weighted average shares associated with outstanding securities for the three and six months ended June 30, 2016 and 2015, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares associated with anti-dilutive unexercised stock options	3	120	5	119
Derivative instruments that may be settled in cash or shares, the effect of which is anti-dilutive	—	612	—	486
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	—	26	—	26
Total excluded	3	758	5	631

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

Summarized financial information for our reportable segments for the three and six months ended June 30, 2016 and 2015 follows (amounts in thousands):

	Three Months Ended			Six Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
June 30, 2016
Revenues	$53,875	179,891	233,766	$105,337	359,527	464,864
Adjusted EBITDA	$40,334	38,706	79,040	$80,398	76,748	157,146

June 30, 2015
Revenues	$67,940	179,588	247,528	$127,144	351,473	478,617
Adjusted EBITDA	$45,727	42,274	88,001	$83,114	80,190	163,304

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reportable segment Adjusted EBITDA	$79,040	88,001	157,146	163,304
Less depreciation and amortization expense	(48,072)	(45,171)	(95,214)	(90,406)
Less cash received in excess of revenue recognized for long-term roaming arrangements	(7,500)	—	(15,000)	—
Less share-based compensation expense	(2,683)	(2,613)	(5,010)	(5,414)
Less accretion expense	(442)	(351)	(834)	(801)
Less software impairment charge	—	(851)	—	(27,268)
Other	(812)	188	(1,538)	529
Consolidated operating income	19,531	39,203	39,550	39,944
Less other expense, net	(14,111)	(61,253)	(30,081)	(87,505)
Consolidated income (loss) before income taxes	$5,420	(22,050)	9,469	(47,561)

We entered into new long-term roaming and backhaul agreements with our largest roaming partners. The revenue recognized for these contracts was determined by calculating the cumulative minimum cash payments and recognizing the amount evenly over the life of the contracts. In the early years of the contracts the cash received is in excess of the revenue recognized; in the later years the cash received will be less than the revenue recognized. EBITDA is adjusted for the difference between the cash received and the revenue recognized for such arrangements to ensure Adjusted EBITDA is useful to investors and other users of our financial information in understanding and evaluating operating performance.

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

In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI’s President and CEO.  The lease was amended several times, most recently in May 2011.  The lease term of the aircraft may be terminated at any time by us upon 12 months written notice.  The monthly lease rate of the aircraft is $132,000.  In 2001, we paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us no later than six months after the agreement terminates.

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

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of June 30, 2016.  The value attributed to the puts/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of June 30, 2016 and December 31, 2015.

Equity Method Investment
We own a 40.8% interest in a next generation carrier-class communications services firm. We account for our investment using the equity method. Due to declining economic conditions in the sector in which it operates, additional financing was needed for the company to maintain its business plan. In March 2015, the existing owners provided financial support in the form of a loan of which our portion was $3.0 million. We determined that the additional financing provided to the company was a reconsideration event under ASC 810 and subsequently determined that the entity is a VIE due to insufficient equity to finance its operations as a result of the decline in economic conditions.

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
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through June 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $0.9 million and $20.7 million during the three and six months ended June 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly we recognized an impairment charge of $6.6 million during the six months ended June 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

(11) Subsequent Event
On July 11, 2016, we repurchased 1,000,000 shares of our Class A common stock for $16.1 million.

On July 29, 2016, we executed a Membership Interest Purchase Agreement to acquire Kodiak Kenai Cable Company, the owner of the Kodiak Kenai Fiber Link ("KKFL") for consideration of $20.0 million.  KKFL is the only low latency redundant fiber link between Anchorage, the Kenai Peninsula and Kodiak and it will ensure we have diverse, protected network capacity to these markets to support our current and future broadband requirements.  Closing is subject to the consent of the Federal Communications Commission.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

On August 1, 2016, we received $91.0 million for the initial closing to sell the majority of our urban wireless rooftop and tower sites to Vertical Bridge. Additionally, we entered into a Master Lease Agreement with Vertical Bridge to lease collocation space on communications towers and facilities that were sold to Vertical Bridge.

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

Oil prices have continued to remain low which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of declining oil prices. The State of Alaska failed to pass a workable long-term fiscal plan during the recent legislative session. As a result, we plan to reduce our 2017 Alaska capital expenditure budget by 20% to 25% of the 2016 target of $210.0 million due substantially to the continued uncertainty of the ability of the State of Alaska to adopt and implement a workable long-term fiscal plan.

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

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended June 30,		Percentage Change[1] 2016	Six Months Ended June 30,		Percentage Change[1] 2016
	2016	2015	vs. 2015	2016	2015	vs. 2015
Statements of Operations Data:
Revenues:
Wireless segment	23%	27%	(21)%	23%	27%	(17)%
Wireline segment	77%	73%	—%	77%	73%	2%
Total revenues	100%	100%	(6)%	100%	100%	(3)%
Selling, general and administrative expenses	38%	34%	6%	38%	35%	5%
Depreciation and amortization expense	21%	18%	6%	20%	19%	5%
Software impairment charge	—%	—%	(100)%	—%	6%	(100)%
Operating income	8%	16%	(50)%	9%	8%	(1)%
Other expense, net	6%	25%	(77)%	6%	18%	(66)%
Income (loss) before income taxes	2%	(9)%	120%	2%	(10)%	117%
Net income (loss)	1%	(6)%	117%	1%	(7)%	111%
Net income (loss) attributable to non-controlling interests	—%	—%	(10)%	—%	—%	136%
Net income (loss) attributable to GCI	1%	(6)%	118%	1%	(7)%	111%

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

Overview of Revenues and Cost of Goods Sold
Total revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenue	$233,766	247,528	(6)%	$464,864	478,617	(3)%
Cost of Goods Sold	$78,141	79,256	(1)%	$154,432	154,024	—%
Adjusted EBITDA	$79,040	88,001	(10)%	$157,146	163,304	(4)%

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

Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenue	$53,875	67,940	(21)%	$105,337	127,144	(17)%
Cost of Goods Sold	$17,081	18,335	(7)%	$32,113	35,866	(10)%
Adjusted EBITDA[1]	$40,334	45,727	(12)%	$80,398	83,114	(3)%
[1] Wireless Adjusted EBITDA includes a $7.5 million and $15.0 million adjustment in the three and six months ended June 30, 2016, respectively, for cash received in excess of revenue recognized for long-term fixed roaming arrangements. See Note 7 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for more information.

Wireless Segment Revenues
The decrease in revenue for the three and six months ended June 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $12.7 million or 43% and $17.7 million or 36% decrease in roaming revenue for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, due to long-term roaming agreements we have entered into with our largest roaming partners and

•
A $3.2 million or 16% and $7.8 million or 18% decrease in plan fee revenue for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, primarily due to a decrease in subscribers and discounts given to customers who finance or bring their own device.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold for the three and six months ended June 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $2.4 million or 53% and $5.6 million or 58% decrease in roaming costs for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, primarily due to renegotiated roaming agreements and

•
A $2.8 million or 100% and $4.6 million or 100% decrease in wireless equipment costs for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively. Through the February 2, 2015 close of the Wireless Acquisition, the Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements. Following the close of the Wireless Acquisition, this subsidy was discontinued but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease. All wireless equipment costs are recorded in the Wireline segment in 2016.

The decreases above are partially offset by a $1.7 million or 43% and $3.5 million or 48% increase for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, primarily due to an increase in network maintenance costs primarily due to the expansion of our network and an increase in utility and operating costs. Additionally, the release of a reserve during the first quarter of 2015 contributed to the increase for the six months ended June 30, 2016 when compared to the same period in 2015.

Wireless Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and six months ended June 30, 2016 when compared to the same periods in 2015 is primarily due to a decrease in revenues as described above in "Wireless Segment Revenues, partially offset by the following:

•	Addition of cash received in excess of revenue recognized for long-term fixed roaming arrangements, and

•	Decreased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold."

Wireline Segment Overview
Our Wireline segment offers services and products under two major customer groups as follows:

Customer Group
Wireline Segment Services and Products	Consumer	Business

Retail wireless	X	X

Data:
Internet	X	X
Data networks		X
Managed services		X

Video	X	X

Voice:
Long-distance	X	X
Local access	X	X

•	Consumer – we offer a full range of retail wireless, data, video and voice services to residential customers.

•
Business – we offer a full range of wireless, data, video, voice, and managed services to businesses, governmental entities, and educational institutions and wholesale data and voice services to common carrier customers and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

The components of Wireline segment revenue for the three and six months ended June 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
Consumer
Wireless	$15,651	20,705	(24)%	$30,189	37,115	(19)%
Data	34,818	32,034	9%	69,778	63,306	10%
Video	26,813	28,921	(7)%	55,160	58,146	(5)%
Voice	6,764	7,729	(12)%	13,806	15,530	(11)%
Business
Wireless	2,322	2,247	3%	4,582	4,041	13%
Data	73,189	66,861	9%	145,200	132,035	10%
Video	4,832	4,621	5%	9,894	9,035	10%
Voice	15,502	16,470	(6)%	30,918	32,265	(4)%
Total Wireline segment revenue	$179,891	179,588	—%	$359,527	351,473	2%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
Wireline segment Cost of Goods Sold	$61,060	60,921	—%	$122,319	118,158	4%
Wireline segment Adjusted EBITDA	$38,706	42,274	(8)%	$76,748	80,190	(4)%

Selected key performance indicators for our Wireline segment follow:

	June 30,		Percentage
	2016	2015	Change
Consumer
Data:
Cable modem subscribers[1]	127,000	122,300	4%
Video:
Basic subscribers[2]	110,000	112,900	(3)%
Digital programming tier subscribers[3]	55,600	60,000	(7)%
HD/DVR converter boxes[4]	117,800	108,300	9%
Homes passed	249,500	249,600	—%
Video ARPU - quarter-to-date[5]	$80.38	$84.60	(5)%
Video ARPU - year-to-date[6]	$81.98	$84.48	(3)%
Voice:
Total local access lines in service[7]	49,500	52,000	(5)%
Business
Data:
Cable modem subscribers[1]	13,000	14,400	(10)%
Voice:
Total local access lines in service[7]	46,200	47,200	(2)%
Combined Consumer and Business
Wireless

Consumer Lifeline wireless lines in service[8]	28,400	28,400	—%
Consumer prepaid wireless lines in service[9]	27,900	26,700	4%
Consumer postpaid wireless lines in service[10]	143,900	151,800	(5)%
Business postpaid wireless lines in service[10]	27,900	29,200	(4)%
Total wireless lines in service	228,100	236,100	(3)%
Wireless ARPU - quarter-to-date[11]	$39.22	$47.26	(17)%
Wireless ARPU - year-to-date[12]	$39.62	$47.75	(17)%
Cable Modem ARPU - quarter-to-date[13]	$88.32	$83.93	5%
Cable Modem ARPU - year-to-date[14]	$88.09	$83.93	5%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended June 30, 2016 and 2015.

[6] Video ARPU for the six months ended June 30, 2016 and 2015.
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

[11] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average number of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU") for the three months ended June 30, 2016. Average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of each month for each of the months in the three months ended June 30, 2015. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[12] Wireless ARPU for the six months ended June 30, 2016. Average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of each month for each of the months in the six months ended June 30, 2015. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[13] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period ("Cable Modem ARPU") for the three months ended June 30, 2016 and 2015.

[14] Cable Modem ARPU for the six months ended June 30, 2016 and 2015.

Wireline Segment Revenues

Consumer
The decrease in wireless revenue for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, is primarily due to a decrease in the number of subscribers, discounts given to customers who finance or bring their own device, and a $2.0 million or 23% and $1.7 million or 12% decrease in equipment sales revenue in the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, primarily due to a decrease in the number of wireless devices sold.

The increase in data revenue is primarily due to a $2.8 million or 9% and $6.5 million or 11% increase in cable modem revenue for the three and six months ended June 30, 2016 when compared to the same periods in 2015 due to an increase in the number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

Consumer video revenue faces challenges as more customers choose to have their video content delivered via the Internet. However, as a major Internet-provider ourselves, this selection may result in additional data service revenue to the extent we grow average cable modem revenue per subscriber.

We expect Consumer voice revenue to continue to decrease due to a growing number of customers using wireless service as their primary voice phone service for local and long distance calling.

Business
Business data revenue is comprised of monthly recurring charges for data transport and storage services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  The time and materials revenue can vary significantly based on project activity. This revenue faces challenges due to the continued decline of oil prices which negatively impacts certain of our customers. Additionally, we face rate compression for data transport and storage services.

The increase in data revenue for the three and six months ended June 30, 2016 when compared to the same periods in 2015 is primarily due to a $5.9 million or 11% and $14.0 million or 13% increase in data transport and storage revenue due to new customers and increased purchases by our existing customers.

Wireline Segment Cost of Goods Sold
The increase in Wireline segment Cost of Goods Sold for the three and six months ended June 30, 2016 when compared to the same periods in 2015 is primarily due to a $1.7 million or 19% and a $3.6 million or 22% increase in Business Cost of Goods Sold for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, primarily due to an increase in circuit costs to provide increased capacity in satellite served locations for Business customers. The increase for the three months ended June 30, 2016 is partially offset by a $1.1 million or 9% decrease in wireless Cost of Goods Sold primarily due to a decrease in the number of handsets sold.

Wireline Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three months ended June 30, 2016 when compared to the same period in 2015 is primarily due to an increase in selling, general and administrative expense. The decrease in Adjusted EBITDA for the six months ended June 30, 2016 when compared to the same period in 2015 is primarily due to an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and in selling, general and administrative expense partially offset by an increase in revenue as described in "Wireline Segment Revenues."

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6% to $88.0 million and 5% to $175.7 million for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively. Items contributing to the increase include:

•	A $4.1 million and $9.0 million increase in labor and health insurance costs for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively,

•	A $2.3 million and $4.5 million increase in professional and contract services costs for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively,

•
A $0.7 million and $2.9 million increase in software contracts with subscription licenses instead of perpetual licenses for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively, and

•
A $1.1 million and $2.2 million increase to support a campaign to encourage public action related to the State of Alaska budget for the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively.

The increases above are partially offset by the absence of $2.8 million and $8.6 million for costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN in the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively.

As a percentage of total revenues, selling, general and administrative expenses increased from 34% for the three and six months ended June 30, 2015 to 38% for the three and six months ended June 30, 2016.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.9 million to $48.1 million and $4.8 million to $95.2 million in the three and six months ended June 30, 2016 compared to the same periods in 2015.  The increase is primarily due to new assets placed in service in the last six months of 2015 and in the first six months of 2016, partially offset by assets which became fully depreciated during the last six months of 2015 and in the first six months of 2016.

Software Impairment Charge
Software impairment charge decreased $0.9 million and $27.3 million in the three and six months ended June 30, 2016 when compared to the same periods in 2015 primarily due to the absence of an impairment charge as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through June 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $0.9 million and $19.8 million during the three and six months ended June 30, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. We have signed a contract with an established billing solution provider and have begun the multi-year implementation.

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

Other Expense, Net
Other expense, net of other income, decreased $47.1 million to $14.1 million and $57.4 million to $30.1 million in the three and six months ended June 30, 2016 when compared to the same periods in 2015, respectively. Items contributing to the change include:

•	The absence of a $27.7 million loss on extinguishment of debt for the three and six months ended June 30, 2015,

•	The absence of a $12.6 million impairment charge for the three and six months ended June 30, 2015 to reflect an other than temporary decline in fair value for one of our equity investments,

•
A $6.5 million and $11.0 million unrealized gain for the three and six months ended June 30, 2016, respectively, recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P. ("Searchlight") compared to a $3.0 million and $5.1 million unrealized loss for the three and six months ended June 30, 2015, respectively.

•	The absence of a $4.7 million gain for the three and six months ended June 30, 2015 recorded upon the sale of one of our cost method investments, and

•
The absence of a $2.6 million net loss for the six months ended June 30, 2015, from adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

Income Tax (Expense) Benefit
Income tax expense totaled $2.1 million and $5.2 million and our effective income tax rate was 39% and 55% in the three and six months ended June 30, 2016, respectively. Income tax benefit totaled $6.3 million and $13.1 million and our effective income tax rate was 29% and 27% in the three and six months ended June 30, 2015, respectively. Our 2016 effective income tax rate is impacted by the amount of expected permanent differences in 2016 as compared to our expected net income before income taxes.

At June 30, 2016, we have income tax net operating loss carryforwards of $347.5 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $142.8 million associated with income tax net operating losses that were generated from 2000 to 2016 and that expire from 2020 to 2036, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 52% to 57% in the year ending December 31, 2016.

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

On August 1, 2016, we received $91.0 million for the initial closing to sell the majority of our urban wireless rooftop and tower sites to Vertical Bridge. Additionally, we entered into a Master Lease Agreement with Vertical Bridge to lease collocation space on communications towers and facilities that were sold to Vertical Bridge.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $89.8 million and $92.0 million during the six months ended June 30, 2016 and 2015, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2016, we expect our 2016 capital expenditures to total approximately $210.0 million. This estimate is based on purchases in 2016 regardless of the timing of cash payments.

The State of Alaska failed to pass a workable long-term fiscal plan during the recent legislative session. As a result, we plan to reduce our 2017 Alaska capital expenditure budget by 20% to 25% of the 2016 target of $210.0 million due substantially to the continued uncertainty of the ability of the State of Alaska to adopt and implement a workable long-term fiscal plan.

Financing Activities
Net cash used for financing activities for the six months ended June 30, 2016, consists primarily of repurchases of our stock partially offset by net borrowings on our Senior Credit Facility. Net cash used by financing activities during the six months ended June 30, 2015, consists primarily of cash paid for the Wireless Acquisition, repurchases of our stock, and payments related to the issuance of $450.0 million of new 6.875% Senior Notes due 2025 (see Note 6(b) of our December 31, 2015 annual report on Form 10-K) partially offset by borrowings on our Senior Credit Facility and Searchlight Note to fund the Wireless Acquisition.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Senior Credit Facility includes a $150.0 million revolving credit facility with a $25.0 million sublimit for letters of credit.  Under the revolving portion of the Senior Credit Facility we have borrowed $15.0 million and have $22.0 million of letters of credit outstanding, which leaves $113.0 million available for borrowing as of June 30, 2016.

Debt Covenants
We are subject to covenants and restrictions under our long-term debt agreements.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our long-term debt agreements will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $86.0 million of repurchases as of June 30, 2016.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the six months ended June 30, 2016 we repurchased 1.1 million shares of GCI common stock under the stock buyback program at a cost of $19.5 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of Securities Exchange Act of 1934 Rule 10b-18.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan and revolving credit facility bear interest at LIBOR plus 2.75% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of June 30, 2016, we have borrowed $535.4 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.4 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price volatility. At June 30, 2016, a 1% increase in our stock price volatility used to determine the fair value of our stock appreciation rights would result in recognition of $0.3 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is geographically concentrated in Alaska.  Any deterioration in the economic conditions in Alaska could have a material adverse effect on our financial position, results of operations and liquidity.

We offer wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism.  Oil prices have dropped precipitously recently which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of declining oil prices. Prolonged periods of low oil prices will adversely impact the Alaska economy, which in turn could have an adverse impact on the demand for our products and services and on our results of operations and financial condition. The State of Alaska failed to pass a workable long-term fiscal plan during the recent legislative session. As a result, we plan to reduce our 2017 Alaska capital expenditure budget by 20% to 25% of the 2016 target of $210.0 million due substantially to the continued uncertainty of the ability of the State of Alaska to adopt and implement a workable long-term fiscal plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended June 30, 2016:

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
April 1, 2016 to April 30, 2016	146,865	$17.32	146,377	$91,714,328
May 1, 2016 to May 31, 2016	271,164	$15.94	270,881	$87,527,879
June 1, 2016 to June 30, 2016	144,225	$14.73	101,500	$86,032,285
Total	562,254
[1] Consists of 518,758 shares from open market purchases made under our publicly announced repurchase plan and 43,496 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3] The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $389.1 million through June 30, 2016, consisting of $378.9 million through December 31, 2015, and an additional $10.2 million during the six months ended June 30, 2016. We have made total repurchases under the program of $303.0 million through June 30, 2016. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Amended and Restated Bylaws of General Communication, Inc. effective as of June 27, 2016 **
10.1	Twenty-Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated June 17, 2016 # *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC. Each omitted Confidential Portion is marked by three asterisks.

*	Filed herewith.
**	Incorporated by reference to the Company's Report on From 8-K for the period June 27, 2016 filed June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 3, 2016
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	August 3, 2016
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 3, 2016
Lynda L. Tarbath	Officer (Principal Accounting Officer)