Form 10-Q
period 2016-09-30
GENERAL COMMUNICATION INC
filed 2016-11-04
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
☐ Yes ☒ No

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2016 was:

32,810,000 shares of Class A common stock; and
3,154,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	September 30,	December 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$92,622	26,528

Receivables	200,294	208,384
Less allowance for doubtful receivables	4,436	3,630
Net receivables	195,858	204,754

Prepaid expenses	16,253	12,862
Inventories	7,966	11,322
Other current assets	173	3,129
Total current assets	312,872	258,595

Property and equipment	2,505,753	2,384,530
Less accumulated depreciation	1,412,540	1,290,149
Net property and equipment	1,093,213	1,094,381

Goodwill	239,263	239,263
Cable certificates	191,635	191,635
Wireless licenses	92,347	86,347
Other intangible assets, net of amortization	70,062	69,290
Other assets	32,560	27,429
Total other assets	625,867	613,964
Total assets	$2,031,952	1,966,940

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligation	$13,046	12,050
Accounts payable	51,551	63,014
Deferred revenue	33,115	34,128
Accrued payroll and payroll related obligations	29,251	31,337
Accrued interest (including $3,718 and $5,132 to a related party at September 30, 2016 and December 31, 2015, respectively)	25,465	13,655
Accrued liabilities	17,002	22,822
Subscriber deposits	876	1,242
Total current liabilities	170,306	178,248

Long-term debt, net (including $56,157 and $54,810 to a related party at September 30, 2016 and December 31, 2015, respectively)	1,330,199	1,329,396
Obligations under capital leases, excluding current maturities (including $1,785 and $1,824 due to a related party at September 30, 2016 and December 31, 2015, respectively)	52,713	59,651
Deferred income taxes	113,710	106,145
Long-term deferred revenue	120,875	93,427
Tower obligation	88,060	—
Other liabilities (including $16,980 and $32,820 for derivative stock appreciation rights with a related party at September 30, 2016 and December 31, 2015, respectively)	64,202	80,812
Total liabilities	1,940,065	1,847,679

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 33,164 and 35,593 shares at September 30, 2016 and December 31, 2015, respectively; outstanding 33,138 and 35,567 shares at September 30, 2016 and December 31, 2015, respectively	—	—
Class B. Authorized 10,000 shares; issued and outstanding 3,154 at September 30, 2016 and December 31, 2015; convertible on a share-per-share basis into Class A common stock	2,664	2,664
Less cost of 26 Class A common shares held in treasury at September 30, 2016 and December 31, 2015	(249)	(249)
Paid-in capital	14,609	6,631
Retained earnings	44,215	79,217
Total General Communication, Inc. stockholders' equity	61,239	88,263
Non-controlling interests	30,648	30,998
Total stockholders’ equity	91,887	119,261
Total liabilities and stockholders’ equity	$2,031,952	1,966,940

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Non-related party	$236,655	258,573	701,519	731,907
Related party	—	—	—	5,283
Total revenues	236,655	258,573	701,519	737,190

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	73,494	82,717	227,926	235,860
Related party	—	—	—	881
Total cost of goods sold	73,494	82,717	227,926	236,741

Selling, general and administrative expenses:
Non-related party	88,974	82,655	264,642	249,090
Related party	—	—	—	540
Total selling, general and administrative expenses	88,974	82,655	264,642	249,630

Depreciation and amortization expense	47,819	45,157	143,033	135,563
Software impairment charge	—	2,571	—	29,839
Operating income	26,368	45,473	65,918	85,417

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(19,666)	(19,260)	(58,199)	(59,713)
Related party interest expense	(1,881)	(1,828)	(5,558)	(4,760)
Derivative instrument unrealized income (loss) with related party	4,800	30	15,840	(5,040)
Loss on extinguishment of debt	—	—	—	(27,700)
Impairment of equity method investment	—	—	—	(12,593)
Other	613	1,202	1,702	2,445
Other expense, net	(16,134)	(19,856)	(46,215)	(107,361)

Income (loss) before income taxes	10,234	25,617	19,703	(21,944)
Income tax (expense) benefit	(2,407)	(8,122)	(7,596)	4,957
Net income (loss)	7,827	17,495	12,107	(16,987)

Net income (loss) attributable to non-controlling interests	(116)	(136)	(350)	278
Net income (loss) attributable to General Communication, Inc.	$7,943	17,631	12,457	(17,265)

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.21	0.45	0.33	(0.45)
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.21	0.45	0.33	(0.45)
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$0.14	0.44	0.08	(0.45)
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$0.14	0.44	0.08	(0.45)

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Shares of Class A and B Common Stock	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2015	41,157	$13,617	$2,668	$(249)	$26,773	$124,547	$299,866	$467,222
Net income (loss)	—	—	—	—	—	(17,265)	278	(16,987)
Common stock repurchases and retirements	(2,404)	(19,062)	—	—	—	(25,262)	—	(44,324)
Shares issued under stock option plan	38	295	—	—	—	—	—	295
Issuance of restricted stock awards	647	5,146	—	—	(5,146)	—	—	—
Share-based compensation expense	—	—	—	—	7,982	—	—	7,982
Distribution to non-controlling interest	—	—	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	—	—	3,209	3,209
Non-controlling interest acquisition	—	—	—	—	(34,310)	—	(271,521)	(305,831)
Other	—	4	(4)	—	(230)	—	—	(230)
Balances at September 30, 2015	39,438	$—	$2,664	$(249)	$(4,931)	$82,020	$31,067	$110,571

Balances at January 1, 2016	38,747	$—	$2,664	$(249)	$6,631	$79,217	$30,998	$119,261
Net income (loss)	—	—	—	—	—	12,457	(350)	12,107
Common stock repurchases and retirements	(3,027)	(196)	—	—	—	(47,459)	—	(47,655)
Issuance of restricted stock awards	580	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	7,978	—	—	7,978
Other	18	196	—	—	—	—	—	196
Balances at September 30, 2016	36,318	$—	$2,664	$(249)	$14,609	$44,215	$30,648	$91,887

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)
(Amounts in thousands)
	2016	2015
Cash flows from operating activities:
Net income (loss)	$12,107	(16,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	143,033	135,563
Unrealized (income) loss on derivative instrument with related party	(15,840)	5,040
Deferred income tax expense (benefit)	7,565	(5,006)
Share-based compensation expense	7,820	8,074
Loss on extinguishment of debt	—	27,700
Software impairment charge	—	29,839
Impairment of equity method investment	—	12,593
Other noncash income and expense items	11,994	9,106
Change in operating assets and liabilities	23,926	20,588
Net cash provided by operating activities	190,605	226,510
Cash flows from investing activities:
Purchases of property and equipment	(149,842)	(134,562)
Purchases of other assets and intangible assets	(10,226)	(7,191)
Note receivable payment from an equity method investee	3,000	—
Proceeds from sale of investment	1,377	7,551
Grant proceeds	—	14,007
Note receivable issued to an equity method investee	—	(3,000)
Purchase of business, net of cash received	—	(12,736)
Other	(1,591)	(4,711)
Net cash used for investing activities	(157,282)	(140,642)
Cash flows from financing activities:
Proceeds from tower sale	90,795	—
Borrowing on Amended Senior Credit Facility	60,000	295,000
Repayment of debt and capital lease obligations	(69,013)	(492,068)
Purchase of treasury stock to be retired	(47,655)	(44,324)
Issuance of 2025 notes	—	445,973
Purchase of non-controlling interests	—	(282,505)
Issuance of Searchlight note payable and derivative stock appreciation rights with related party	—	75,000
Payment of bond call premium	—	(20,244)
Payment of debt issuance costs	—	(13,979)
Distribution to non-controlling interest	—	(4,932)
Other	(1,356)	498
Net cash provided by (used for) financing activities	32,771	(41,581)
Net increase in cash and cash equivalents	66,094	44,287
Cash and cash equivalents at beginning of period	26,528	15,402
Cash and cash equivalents at end of period	$92,622	59,689

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate consideration of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and is required to be adopted using the modified retrospective approach. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing diversity in practice. The issues identified within the ASU include: debt prepayments or extinguishment costs; contingent consideration made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identified cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for annual and interim reporting periods. The adoption of this guidance is not expected to have a material effect on our statement of cash flows.

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
We compute net income (loss) attributable to GCI per share of Class A and Class B common stock using the “two class” method.  Therefore, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the dilutive net income (loss) per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income (loss) per share of Class B common stock does not assume the conversion of those shares. The computation of the dilutive net income (loss) per share of Class A common stock also assumes the conversion of our derivative financial instrument that may be settled in cash or shares (as described in Note 5 of this Form 10-Q), shares associated with unexercised stock options and deferred compensation that may be settled in cash or shares if the effect of conversion is dilutive. Additionally, in applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.

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

Depending upon the type of account receivable, our allowance is calculated using a pooled basis for all accounts greater than 120 days past due, a pooled basis using a percentage of related accounts, or a specific identification method.  When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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
We account for our derivative instrument in accordance with ASC 815-10, Derivatives and Hedging. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. We have not entered into any hedging activities to date. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at their respective fair values. Our stock appreciation rights derivative instrument ("SAR") (as described in Note 5 of this Form 10-Q) is recorded as a liability at fair value and is included within Other Liabilities in our Consolidated Balance Sheets. The SAR is revalued at each reporting date, with changes in the fair value of the instrument included in our Consolidated Statements of Operations as Derivative Instrument Unrealized Income (Loss) with Related Party.

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

(m)	Revenue Recognition
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the Federal Communications Commission ("FCC") published a Report and Order to reform the methodology for distributing USF high cost support for both wireline and wireless voice and broadband service (“Alaska High Cost Order”).  The Alaska High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition.

Remote High Cost Support
Prior to the Alaska High Cost Order, we accrued estimated program revenue based on current line counts and the frozen per-line rates, reduced as needed by our estimate of the impact of the Statewide Support Cap. Additionally, we also considered our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings.

As of January 1, 2017, Remote high cost support payments to Alaska High Cost participants will be frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required.

As a result of the Alaska High Cost Order, we apply the proportional performance revenue recognition method to account for the transition from accruals based on line counts to a fixed payment stream while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Remote high cost support payments from September 2016 through January 2027 net of our Remote accounts receivable balance at August 31, 2016. In 2022, the FCC may redistribute support in areas with duplicative LTE service. We will account for any changes made by the FCC to redistribute support prospectively.

Urban High Cost Support
Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandates that as of January 1, 2017, Urban high cost support for 2017 and 2018 will be two-thirds and one-third of the December 2014 level of support received, respectively.

We apply the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from September 2016 through January 2018 net of our Urban accounts receivable balance at August 31, 2016. An equal amount of this result is recognized as Urban support revenue each period.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

We recorded high cost support revenue under the Universal Service Fund (“USF”) program of $15.9 million and $16.5 million for the three months ended September 30, 2016 and 2015, respectively, and $48.4 million and $50.6 million for the nine months ended September 30, 2016 and 2015, respectively.  At September 30, 2016, we have $44.7 million in high cost support accounts receivable.

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

(o)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Surcharges reported gross	$951	1,426	2,973	3,960

(p)	Reclassifications
Reclassifications have been made to the 2015 financial statements to make them comparable with classifications used in the current year.

(2)	Tower Sale and Leaseback
In August 2016, we sold to Vertical Bridge Towers II, LLC (“VBT”) 276 cell sites (“VBT Tower Sites”) in exchange for net proceeds of $90.8 million (“Tower Transaction”). The sale included, where applicable, the towers, the land on which the towers were situated if owned by us, the obligation to pay land leases, and other executory costs.
We entered into a master lease agreement in which we lease back space at the VBT Tower Sites for an initial term of ten years, followed by the option to renew for eight additional five year periods, for a total possible lease term of 50 years. Each lease is subject to a 2% annual increase in lease payments throughout the life of the initial lease and all subsequent lease renewals.
Prior to the Tower Transaction, we had the legal obligation to remove the towers upon termination of the land lease agreements. The obligation is now reduced to the removal of our equipment from the towers. Therefore, we have reduced our asset retirement obligation related to the VBT Tower Sites by $3.4 million.
Per the master lease agreement, we have the right to cure land lease defaults on behalf of VBT and have negotiated fixed rate lease renewals as described above. Due to this continuing involvement with the VBT Tower Sites, we determined we were precluded from applying sale-leaseback accounting. We recorded a long-term financial obligation (“Tower Obligation”) in the amount of the net proceeds received and recognize interest

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

on the tower obligation at a rate of 7.1% using the effective interest method. The Tower Obligation is increased by interest expense and amortized through contractual leaseback payments made by us to VBT. Our historical tower site asset costs continue to be depreciated and reported in Net Property and Equipment.
The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

September 30, 2016
Property and equipment (1)	$19,159
Tower obligation(2)	$88,060
(1) Property conveyed to VBT as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

Future minimum payments related to the Tower Obligation, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2016	$1,735
2017	6,996
2018	7,136
2019	7,279
2020	7,425
2021 and thereafter	157,690
Total minimum payments	188,261
Less amount representing interest	98,118
Tower obligation	$90,143

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine Months Ended September 30,	2016	2015
Decrease in accounts receivable, net	$3,129	16,916
Increase in prepaid expenses	(3,636)	(813)
Decrease in inventories	3,356	6,957
(Increase) decrease in other current assets	(44)	17
Increase in other assets	(3,990)	(7,886)
Increase (decrease) in accounts payable	4,155	(8,095)
Increase (decrease) in deferred revenues	(1,013)	1,532
Decrease in accrued payroll and payroll related obligations	(2,227)	(3,783)
Increase (decrease) in accrued liabilities	(5,758)	2,505
Increase in accrued interest	11,810	20,035
Decrease in subscriber deposits	(366)	(590)
Increase (decrease) in long-term deferred revenue	18,178	(6,437)
Increase in components of other long-term liabilities	332	230
Total change in operating assets and liabilities	$23,926	20,588

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following item is for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

Net cash paid or received:	2016	2015
Interest paid including capitalized interest	$50,789	43,195

The following items are non-cash investing and financing activities for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	2016	2015
Non-cash additions for purchases of property and equipment	$11,372	17,683
Net asset retirement obligation additions (deletions) to property and equipment	$(2,279)	1,730
Non-cash consideration for Wireless Acquisition	$—	23,326

(4)	Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$3,147	2,701	9,183	7,919

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2016	$12,141
2017	$10,352
2018	$8,388
2019	$5,872
2020	$4,474

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(5)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

September 30, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,462	—	—	1,462
Liabilities:
Derivative stock appreciation rights	$—	—	16,980	16,980

December 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,728	—	—	1,728
Liabilities:
Derivative stock appreciation rights	$—	—	32,820	32,820

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,333,535	1,392,626	1,348,106	1,390,743

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

We use a lattice based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior and holder behavior. The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at September 30, 2016:

September 30, 2016
Contractual term (in years)	2.3 - 6.3
Volatility	40%
Risk-free interest rate	1.3%

The following table summarizes the changes in fair value of our financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015 (amounts in thousands):

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance at January 1, 2015	$—
Issuance	21,660
Fair value adjustment at end of period, included in Other Income (Expense)	5,040
Balance at September 30, 2015	26,700

Balance at January 1, 2016	32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(15,840)
Balance at September 30, 2016	$16,980

(6)	Stockholders’ Equity

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

During the three months ended September 30, 2016 and 2015, we repurchased 1.8 million and 0.4 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $27.1 million and $7.3 million, respectively. During the nine months ended September 30, 2016 and 2015, we repurchased 3.0 million and 2.8 million shares of our Class A common stock under the stock buyback program at a cost of $46.5 million and $43.2 million, respectively. Under this program we are currently authorized to make up to $64.0 million of repurchases as of September 30, 2016.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. We have issued only restricted stock awards since 2010. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted.  We have 1.6 million shares available for grant under the Stock Option Plan at September 30, 2016.

A summary of nonvested restricted stock award activity under the Stock Option Plan as of September 30, 2016 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,495	$11.08
Granted	580	$17.68
Vested	(284)	$10.41
Forfeited	(3)	$15.93
Nonvested at September 30, 2016	1,788	$13.32

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2016 and 2015, were $17.68 and $14.70, respectively. The total fair value of awards vesting during the nine months ended September 30, 2016 and 2015 were $4.5 million and $5.1 million, respectively. We have recorded share-based compensation expense of $7.8 million and $8.0 million for the nine months ended September 30, 2016 and 2015, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $11.2 million as of September 30, 2016.  We expect to recognize share-based compensation expense over a weighted average period of 1.4 years for restricted stock awards.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(7)	Earnings (Loss) per Common Share
Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income available to common stockholders	$7,266	677	$16,213	1,418
Less: Undistributed net income allocable to participating securities	(386)	—	(920)	—
Undistributed net income allocable to common stockholders	6,880	677	15,293	1,418
Denominator:
Weighted average common shares outstanding	32,033	3,154	34,031	3,155
Basic net income attributable to GCI common stockholders per common share	$0.21	0.21	$0.45	0.45

	Three Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income allocable to common stockholders for basic computation	$6,880	677	$15,293	1,418
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	677	—	1,418	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	141	(247)	22	(34)
Effect of derivative instrument that may be settled in cash or shares	(2,827)	—	(18)	—
Effect of share based compensation that may be settled in cash or shares	(32)	—	4	—
Undistributed net income adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$4,839	430	$16,719	1,384
Denominator:
Number of shares used in basic computation	32,033	3,154	34,031	3,155
Conversion of Class B to Class A common shares outstanding	3,154	—	3,155	—
Effect of derivative instrument that may be settled in cash or shares	264	—	781	—
Unexercised stock options	1	—	122	—
Effect of share based compensation that may be settled in cash or shares	26	—	26	—
Number of shares used in per share computation	35,478	3,154	38,115	3,155
Diluted net income attributable to GCI common stockholders per common share	$0.14	0.14	$0.44	0.44

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$11,422	1,035	$(15,838)	(1,427)
Less: Undistributed net income allocable to participating securities	(588)	—	—	—
Undistributed net income (loss) allocable to common stockholders	10,834	1,035	(15,838)	(1,427)
Denominator:
Weighted average common shares outstanding	33,008	3,154	35,037	3,158
Basic net income (loss) attributable to GCI common stockholders per common share	$0.33	0.33	$(0.45)	(0.45)

	Nine Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$10,834	1,035	$(15,838)	(1,427)
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	1,035	—	(1,427)	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	447	(787)	—	—
Effect of derivative instrument that may be settled in cash or shares	(9,327)	—	—	—
Effect of share based compensation that may be settled in cash or shares	(93)	—	—	—
Undistributed net income (loss) adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$2,896	248	$(17,265)	(1,427)
Denominator:
Number of shares used in basic computation	33,008	3,154	35,037	3,158
Conversion of Class B to Class A common shares outstanding	3,154	—	3,158	—
Effect of derivative instrument that may be settled in cash or shares	602	—	—	—
Unexercised stock options	3	—	—	—
Effect of share based compensation that may be settled in cash or shares	26	—	—	—
Number of shares used in per share computation	36,793	3,154	38,195	3,158
Diluted net income (loss) attributable to GCI common stockholders per common share	$0.08	0.08	$(0.45)	(0.45)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

Weighted average shares associated with outstanding securities for the three and nine months ended September 30, 2016 and 2015, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivative instrument that may be settled in cash or shares, the effect of which is anti-dilutive	—	—	—	595
Shares associated with anti-dilutive unexercised stock options	—	—	—	120
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	—	—	—	26
Total excluded	—	—	—	741

(8)	Segments
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

In the first quarter of 2016, we added an adjustment to Adjusted EBITDA, our measure of segment profitability, for cash received in excess of revenue recognized for long-term roaming arrangements ("Roaming Adjustment"). In the third quarter of 2016, we reevaluated our measure of segment profitability and decided to eliminate this adjustment due to the fact that this adjustment is not appropriate to include in non-GAAP metrics, which resulted in differences between our measure of segment profitability and disclosures of non-GAAP metrics.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The effect of removing the Roaming Adjustment from Adjusted EBITDA for the three months ended March 31, 2016 and the three and six months ended June 30, 2016 follows (amounts in thousands):

	Wireless Segment Adjusted EBITDA
	Adjusted EBITDA as Previously Defined	Removal of Roaming Adjustment	Adjusted EBITDA
First Quarter 2016	$40,064	(7,500)	32,564
Second Quarter 2016	$40,334	(7,500)	32,834
Six Months Ended June 30, 2016	$80,398	(15,000)	65,398

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of this Form 10-Q.  We have no intersegment sales.

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except the majority of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

Summarized financial information for our reportable segments for the three and nine months ended September 30, 2016 and 2015 follows (amounts in thousands):

	Three Months Ended			Nine Months Ended
	Wireless	Wireline	Total Reportable Segments	Wireless	Wireline	Total Reportable Segments
September 30, 2016
Revenues	$52,327	184,328	236,655	$157,664	543,855	701,519
Adjusted EBITDA	$32,018	46,167	78,185	$97,416	122,915	220,331

September 30, 2015
Revenues	$80,424	178,149	258,573	$207,568	529,622	737,190
Adjusted EBITDA	$57,404	39,122	96,526	$140,518	119,312	259,830

A reconciliation of reportable segment Adjusted EBITDA to consolidated income (loss) before income taxes follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reportable segment Adjusted EBITDA	$78,185	96,526	220,331	259,830
Less depreciation and amortization expense	(47,819)	(45,157)	(143,033)	(135,563)
Less share-based compensation expense	(2,810)	(2,660)	(7,820)	(8,074)
Less imputed interest on financed devices	(651)	(268)	(1,885)	(438)
Less accretion expense	(406)	(191)	(1,240)	(992)
Less software impairment charge	—	(2,571)	—	(29,839)
Other	(131)	(206)	(435)	493
Consolidated operating income	26,368	45,473	65,918	85,417
Less other expense, net	(16,134)	(19,856)	(46,215)	(107,361)
Consolidated income (loss) before income taxes	$10,234	25,617	19,703	(21,944)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(9)	Related Party Transactions
On July 11, 2016, we repurchased 1,000,000 shares of our Class A common stock for $16.1 million from John W. Stanton and Theresa E Gillespie, husband and wife, who continue to be significant shareholders of our Class B common stock.

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

As disclosed in Note 5 of this Form 10-Q, we have an unsecured promissory note and stock appreciation rights with Searchlight. Searchlight received the right to nominate one person for appointment or election as a member of our Board of Directors pursuant to a Securityholder Agreement dated as of December 4, 2014. Searchlight became a related party on February 2, 2015 when we closed the Wireless Acquisition. Searchlight's nominee was appointed as a member of our Board of Directors on March 4, 2015.

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

(10)	Variable Interest Entities

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

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of September 30, 2016.  The value attributed to the puts/calls is nominal.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of September 30, 2016 and December 31, 2015.

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

(11)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through September 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly we recognized an impairment charge of $0.5 million and $7.1 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the third quarter of 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

(12)	Commitments and Contingencies
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those described in Note 1 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our Adjusted EBITDA, as defined in Note 8 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements."  We have historically met our cash needs for operations and regular and maintenance capital expenditures through our cash flows from operating activities.  Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.

On August 31, 2016, the Federal Communications Commission ("FCC") published a Report and Order to reform the methodology for distributing Universal Service Fund ("USF") high cost support for both wireline and wireless voice and broadband service (“Alaska High Cost Order”).  The Alaska High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition. See Note 1(m) in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for additional information. As a result of the Alaska High Cost Order, we expect high cost support revenue under the USF program to be less than the $66.2 million of high cost support revenue recognized in 2015 by approximately $2.5 million in 2016, $5.0 million in each of 2017 and 2018, and $15.0 million annually from 2019 through 2026, the date the Alaska High Cost Order ends.

On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in The Alaska Wireless Network, LLC ("AWN") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million excluding working capital adjustments and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-

closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Three Months Ended September 30,		Percentage Change[1] 2016	Nine Months Ended September 30,		Percentage Change[1] 2016
	2016	2015	vs. 2015	2016	2015	vs. 2015
Statements of Operations Data:
Revenues:
Wireless segment	22%	31%	(35)%	22%	28%	(24)%
Wireline segment	78%	69%	3%	78%	72%	3%
Total revenues	100%	100%	(8)%	100%	100%	(5)%
Selling, general and administrative expenses	38%	32%	8%	38%	34%	6%
Depreciation and amortization expense	20%	17%	6%	20%	18%	6%
Software impairment charge	—%	1%	(100)%	—%	4%	(100)%
Operating income	11%	18%	(42)%	9%	12%	(23)%
Other expense, net	7%	8%	(19)%	7%	15%	57%
Income (loss) before income taxes	4%	10%	(60)%	3%	(3)%	190%
Net income (loss)	3%	7%	(55)%	2%	(2)%	171%
Net income (loss) attributable to non-controlling interests	—%	—%	15%	—%	—%	(226)%
Net income (loss) attributable to GCI	3%	7%	(55)%	2%	(2)%	172%

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

Management believes that this measure is useful to investors and other users of our financial information in understanding and evaluating operating performance as an analytical indicator of income generated to service debt and fund capital expenditures. In addition, multiples of current or projected Adjusted EBITDA are used to estimate current or prospective enterprise value. See Note 8 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for a reconciliation of total Adjusted EBITDA to consolidated income (loss) before income taxes.

Overview of Revenues and Cost of Goods Sold
Total revenue, cost of goods sold (exclusive of depreciation and amortization expense) ("Cost of Goods Sold"), and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenue	$236,655	258,573	(8)%	$701,519	737,190	(5)%
Cost of Goods Sold	$73,494	82,717	(11)%	$227,926	236,741	(4)%
Adjusted EBITDA	$78,185	96,526	(19)%	$220,331	259,830	(15)%

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

Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Revenue	$52,327	80,424	(35)%	$157,664	207,568	(24)%
Cost of Goods Sold	$15,313	18,031	(15)%	$47,426	53,897	(12)%
Adjusted EBITDA	$32,018	57,404	(44)%	$97,416	140,518	(31)%

Wireless Segment Revenues
The decrease in revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $24.9 million or 61% and $44.9 million or 50% decrease in roaming revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, due to long-term roaming agreements we have entered into with our largest roaming partners (please see "Liquidity and Capital Resources" below for additional discussion of the long-term roaming agreements), and

•
A $4.3 million or 21% and $12.2 million or 19% decrease in plan fee revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to a decrease in subscribers and discounts given to customers who finance or bring their own device.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $2.4 million or 52% and $8.0 million or 56% decrease in roaming costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to renegotiated roaming agreements, and

•
A $1.7 million or 100% and $6.3 million or 100% decrease in wireless equipment costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively. Through the February 2, 2015 close of the Wireless Acquisition, the Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements. Following the close of the Wireless Acquisition, this subsidy was discontinued but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease. All wireless equipment costs are recorded in the Wireline segment in 2016.

The decreases above are partially offset by a $0.4 million or 10% and $3.9 million or 34% increase for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to an increase in network maintenance costs primarily due to the expansion of our network and an increase in utility and operating costs. Additionally, the release of a reserve during the first quarter of 2015 contributed to the increase for the nine months ended September 30, 2016 when compared to the same period in 2015.

Wireless Segment Adjusted EBITDA
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to a decrease in revenues as described above in "Wireless Segment Revenues, partially offset by the decreased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold."

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

The components of Wireline segment revenue for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Consumer
Wireless	$19,866	19,451	2%	$50,055	56,566	(12)%
Data	35,255	32,465	9%	105,033	95,771	10%
Video	26,134	28,483	(8)%	81,294	86,629	(6)%
Voice	6,551	7,420	(12)%	20,357	22,950	(11)%
Business
Wireless	2,205	2,036	8%	6,787	6,077	12%
Data	74,777	67,780	10%	219,977	199,815	10%
Video	4,636	4,476	4%	14,530	13,511	8%
Voice	14,904	16,038	(7)%	45,822	48,303	(5)%
Total Wireline segment revenue	$184,328	178,149	3%	$543,855	529,622	3%

Wireline segment Cost of Goods Sold and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
Wireline segment Cost of Goods Sold	$58,181	64,686	(10)%	$180,500	182,844	(1)%
Wireline segment Adjusted EBITDA	$46,167	39,122	18%	$122,915	119,312	3%

Selected key performance indicators for our Wireline segment follow:

	September 30,		Percentage
	2016	2015	Change
Consumer
Data:
Cable modem subscribers[1]	127,000	124,300	2%
Video:
Basic subscribers[2]	108,900	113,600	(4)%
Digital programming tier subscribers[3]	54,400	59,500	(9)%
HD/DVR converter boxes[4]	117,300	110,700	6%
Homes passed	250,200	251,200	—%
Video ARPU - quarter-to-date[5]	$79.63	$80.85	(2)%
Video ARPU - year-to-date[6]	$81.19	$83.24	(2)%
Voice:
Total local access lines in service[7]	49,000	51,000	(4)%
Business
Data:
Cable modem subscribers[1]	13,200	14,200	(7)%
Voice:
Total local access lines in service[7]	46,100	47,100	(2)%
Combined Consumer and Business
Wireless

Consumer Lifeline wireless lines in service[8]	28,700	28,100	2%
Consumer prepaid wireless lines in service[9]	29,600	27,100	9%
Consumer postpaid wireless lines in service[10]	141,000	146,700	(4)%
Business postpaid wireless lines in service[10]	27,100	30,000	(10)%
Total wireless lines in service	226,400	231,900	(2)%
Wireless ARPU - quarter-to-date[11]	$37.21	$44.24	(16)%
Wireless ARPU - year-to-date[12]	$38.82	$46.60	(17)%
Cable Modem ARPU - quarter-to-date[13]	$88.54	$84.87	4%
Cable Modem ARPU - year-to-date[14]	$88.23	$84.27	5%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in the period ("Video ARPU") for the three months ended September 30, 2016 and 2015.

[6] Video ARPU for the nine months ended September 30, 2016 and 2015.
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

[11] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average number of wireless subscribers at the beginning and end of each month in the period ("Wireless ARPU") for the three months ended September 30, 2016 and 2015. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[12] Wireless ARPU for the nine months ended September 30, 2016. Average of the monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of each month for each of the months in the nine months ended September 30, 2015. Revenue used for this calculation includes Wireline segment - Consumer - Wireless, Wireline segment - Business - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[13] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in the period ("Cable Modem ARPU") for the three months ended September 30, 2016 and 2015.

[14] Cable Modem ARPU for the nine months ended September 30, 2016 and 2015.

Wireline Segment Revenues

Consumer
The increase in wireless revenue for the three months ended September 30, 2016 when compared to the same period in 2015 is primarily due to a $4.1 million adjustment to lower the guarantee liability for our Upgrade Now program (please see Note 1(l) in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for additional information on the guarantee liability). Based on a review of historical information, we determined that our customers were not trading their devices in as early and frequently as originally estimated. Additionally, we found that we were able to resell the used handsets for prices higher than originally estimated. Based on this new information, we determined that it was appropriate to reduce the guarantee liability recorded for financed devices in our Upgrade Now program. The increase in wireless revenue discussed above was partially offset by a decrease in the number of subscribers, discounts given to customers who finance or bring their own device, and a decrease in equipment sales revenue in the three months ended September 30, 2016 when compared to the same period in 2015. The decrease in wireless revenue for the nine months ended September 30, 2016 when compared to the same period in 2015, respectively, is primarily due to a decrease in the number of subscribers, discounts given to customers who finance or bring their own device, and a decrease in equipment sales revenue in the nine months ended September 30, 2016 when compared to the same period in 2015. The decreases were partially offset by the $4.1 million adjustment discussed above that was recorded during the three months ended September 30, 2016 to lower the guarantee liability for our Upgrade Now program.

The increase in data revenue is primarily due to a $2.5 million or 8% and $9.0 million or 10% increase in cable modem revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due to an increase in the number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher included usage amounts.

The decrease in Consumer video revenue for the three months ended September 30, 2016 when compared to the same period in 2015 is primarily due to a decrease in the number of subscribers. Consumer video revenue faces challenges as more customers choose to have their video content delivered via the Internet. However, as a major Internet-provider ourselves, this selection may result in additional data service revenue to the extent we grow average cable modem revenue per subscriber.

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

The increase in data revenue for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to a $10.6 million or 20% and $24.6 million or 15% increase in data transport and storage revenue due to new customers and increased purchases by our existing customers partially offset by decreases due to rate compression. The increase in data revenue was partially offset by a $2.0 million or 17% and $4.1 million or 12% decrease in time and materials revenue due to a decrease in special project work for the three and nine months ended September 30, 2016 when compared to the same periods in 2015.

Wireline Segment Cost of Goods Sold
The decrease in Wireline segment Cost of Goods Sold for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to the following:

•
A $2.7 million or 21% and $3.3 million or 10% decrease for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, due to a decrease in the number of handsets sold, and

•
A $2.2 million or 22% decrease for the three months ended September 30, 2016 when compared to the same period in 2015 due to a decrease in time and materials Cost of Goods Sold related to the decreased special project work described above in "Wireline Segment Revenues - Business Services."

The decrease for the nine months ended September 30, 2016 is partially offset by a $3.7 million or 14% increase in transport and storage Cost of Goods Sold primarily due to an increase in circuit costs in satellite served locations related to the increased data transport and storage revenue described above in "Wireline Segment Revenues - Business Services."

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 is primarily due to an an increase in revenue as described in "Wireline Segment Revenues" and a decrease in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" partially offset by an increase in selling, general and administrative expense.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8% to $89.0 million and 6% to $264.6 million for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively. Items contributing to the increase include:

•	A $1.4 million and $8.7 million increase in labor and health insurance costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively,

•	A $2.7 million and $6.0 million increase in professional and contract services costs for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively,

•
A $2.4 million and $1.5 million increase in our allowance for doubtful accounts for the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively, primarily due to growth in our financed device allowance,

•
A $3.1 million increase in software contracts with subscription licenses instead of perpetual licenses for the nine months ended September 30, 2016 when compared to the same period in 2015, respectively, and

•	A $2.2 million increase to support a campaign to encourage public action related to the State of Alaska budget for the nine months ended September 30, 2016 when compared to the same period in 2015.

The increases above are partially offset by the absence of $1.9 million and $10.5 million for costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN in the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively.

As a percentage of total revenues, selling, general and administrative expenses increased from 32% and 34% for the three and nine months ended September 30, 2015, respectively, to 38% for the three and nine months ended September 30, 2016.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $2.7 million to $47.8 million and $7.5 million to $143.0 million in the three and nine months ended September 30, 2016 compared to the same periods in 2015.  The increase is primarily due to new assets placed in service in the last three months of 2015 and in the first nine months of 2016, partially offset by assets which became fully depreciated during the last three months of 2015 and in the first nine months of 2016.

Software Impairment Charge
Software impairment charge decreased $2.6 million and $29.8 million in the three and nine months ended September 30, 2016 when compared to the same periods in 2015 primarily due to the absence of an impairment charge as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through September 30, 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the nine months ended September 30, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. We have signed a contract with an established billing solution provider and have begun the multi-year implementation.

During the first quarter of 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $0.5 million and $7.1 million during the three and nine months ended September 30, 2015, by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

During the third quarter of 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the three and nine months ended September 30, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

Other Expense, Net
Other expense, net of other income, decreased $3.7 million to $16.1 million and $61.1 million to $46.2 million in the three and nine months ended September 30, 2016 when compared to the same periods in 2015, respectively. Items contributing to the change include:

•
A $4.8 million and $15.8 million unrealized gain for the three and nine months ended September 30, 2016, respectively, recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P. ("Searchlight") compared to a $0 and $5.0 million unrealized loss for the three and nine months ended September 30, 2015.

•	The absence of a $27.7 million loss on extinguishment of debt for the nine months ended September 30, 2015,

•	The absence of a $12.6 million impairment charge for the nine months ended September 30, 2015 to reflect an other than temporary decline in fair value for one of our equity investments,

•	The absence of a $4.7 million gain for the nine months ended September 30, 2015 recorded upon the sale of one of our cost method investments, and

•
The absence of a $2.6 million net loss for the nine months ended September 30, 2015, from adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

Income Tax (Expense) Benefit
Income tax expense totaled $(2.4) million and $(7.6) million and our effective income tax rate was 24% and 39% in the three and nine months ended September 30, 2016, respectively. Income tax (expense) benefit totaled $(8.1) million and $5.0 million and our effective income tax rate was 32% and 23% in the three and nine months ended September 30, 2015, respectively. Our effective income tax rate is impacted by the amount of expected permanent differences in a year as compared to our expected net income before income taxes.

At September 30, 2016, we have income tax net operating loss carryforwards of $325.1 million that will begin expiring in 2020 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $133.6 million associated with income tax net operating losses that were generated from 2000 to 2015 and that expire from 2020 to 2035, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be 36% to 41% in the year ending December 31, 2016.

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

On August 1, 2016, we received $90.8 million for the initial closing to sell the majority of our urban wireless rooftop and tower sites to Vertical Bridge ("Tower Sale"). Additionally, we entered into a Master Lease Agreement with Vertical Bridge to lease collocation space on communications towers and facilities that were sold to Vertical Bridge.

In the first quarter of 2016, we entered into new long-term roaming and backhaul agreements with our largest roaming partners. The revenue recognized for these contracts was determined by calculating the cumulative minimum cash payments and recognizing the amount evenly over the life of the contracts. In the early years of the contracts, the cash received is in excess of the revenue recognized resulting in a significant increase in long-term deferred revenue; in the later years the cash received will be less than the revenue recognized and will lower long-term deferred revenue.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $149.8 million and $134.6 million during the nine months ended September 30, 2016 and 2015, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2016, we expect our 2016 capital expenditures to total approximately $210.0 million. This estimate is based on purchases in 2016 regardless of the timing of cash payments.

The State of Alaska failed to pass a workable long-term fiscal plan during the recent legislative session. As a result, we plan to reduce our 2017 Alaska capital expenditure budget by 20% to 25% of the 2016 target of $210.0 million due substantially to the continued uncertainty of the ability of the State of Alaska to adopt and implement a workable long-term fiscal plan.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016, consists primarily of cash received from the Tower Sale partially offset by repurchases of our stock and payments on our Senior Credit Facility net of borrowings. Net cash used by financing activities during the nine months ended September 30, 2015, consists primarily of cash paid for the Wireless Acquisition, repurchases of our stock, and payments related to the issuance of $450.0 million of new 6.875% Senior Notes due 2025 partially offset by borrowings on our Senior Credit Facility and Searchlight Note to fund the Wireless Acquisition.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
Our Senior Credit Facility includes a $150.0 million revolving credit facility with a $50.0 million sublimit for letters of credit.  Under the revolving portion of the Senior Credit Facility we have $22.0 million of letters of credit outstanding, which leaves $128.0 million available for borrowing as of September 30, 2016.

Debt Covenants
We are subject to covenants and restrictions under our long-term debt agreements.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our long-term debt agreements will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $64.0 million of repurchases as of September 30, 2016.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During the nine months ended September 30, 2016 we repurchased 3.0 million shares of GCI common stock under the stock buyback program at a cost of $46.5 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of Securities Exchange Act of 1934 Rule 10b-18.

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in Note 1 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" and in Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Interest Rate Risk

Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term B loan, and revolving credit facility. Amounts borrowed under the term loan and revolving credit facility bear interest at LIBOR plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term B loan bear interest at LIBOR plus 3.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30, 2016, we have borrowed $519.6 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.2 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price volatility. At September 30, 2016, a 1% increase in our stock price volatility used to determine the fair value of our stock appreciation rights would result in recognition of $0.3 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not meet our performance plan milestones under the Alaska High Cost Order.

As an Eligible Telecommunications Carrier ("ETC"), we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the FCC published the Alaska High Cost Order which requires us to submit to the FCC a performance plan with five-year and ten-year commitments.  If we are unable to meet the final performance plan milestones approved by the FCC we will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that we failed to deploy to, plus ten percent of our total Alaska High Cost Order support received over the ten-year term.

We may lose USF high cost support if another carrier adds 4G LTE service in an area where we currently provide 4G LTE service.

Under the Alaska High Cost Order, the FCC adopted a process for revisiting after five years whether and to what extent there is duplicative support for 4G LTE service in rural Alaska and to take steps to eliminate such duplicative support levels in the second half of the 10-year term. As a result, if another carrier builds 4G LTE service in an area where we are the sole provider and the FCC decides to redistribute the support then our high cost support may be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended September 30, 2016:

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
July 1, 2016 to July 31, 2016	1,000,481	$16.06	1,000,000	$74,974,785
August 1, 2016 to August 31, 2016	424,915	$13.16	424,915	$69,382,706
September 1, 2016 to September 30, 2016	400,637	$13.62	397,906	$63,965,078
Total	1,826,033
[1] Consists of 1,822,821 shares from open market purchases made under our publicly announced repurchase plan and 3,212 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3] The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $394.1 million through September 30, 2016, consisting of $378.9 million through December 31, 2015, and an additional $15.2 million during the nine months ended September 30, 2016. We have made total repurchases under the program of $330.1 million through September 30, 2016. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Master Lease Agreement among the Alaska Wireless Network, LLC, AWN Tower Company, LLC, and General Communication, Inc effective August 1, 2016 *
10.2
Amendment to the Amended and Restated Securityholder Agreement, between General Communication, Inc. and Searchlight ALX, LTD dated September 7, 2016 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by General Communication, Inc. on September 8, 2016).

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
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	November 3, 2016
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	November 3, 2016
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 3, 2016
Lynda L. Tarbath	Officer (Principal Accounting Officer)