Form 10-K
period 2016-12-31
GENERAL COMMUNICATION INC
filed 2017-03-02
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2016 was $213,932,631. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 24, 2017, was:

Class A common stock – 32,691,000 shares; and
Class B common stock – 3,153,000 shares.

GENERAL COMMUNICATION, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

For the year ended December 31, 2016, we generated consolidated revenues of $933.8 million.  We ended the period with 222,500 wireless subscribers, 140,800 cable modem subscribers and 125,800 basic video subscribers.

Development of our Business During the Past Fiscal Year
Tower Sale and Leaseback.  In August 2016, we sold to Vertical Bridge Towers II, LLC ("Vertical Bridge") 276 cell sites ("Tower Sites") in exchange for net proceeds of $90.8 million. We entered into a master lease agreement in which we lease back space at the Tower Sites for an initial term of ten years, followed by the option to renew for eight additional five year periods, for a total possible lease term of 50 years. Each lease is subject to a 2% annual increase in lease payments throughout the life of the initial lease and all subsequent lease renewals. See Note 2 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information.

Universal Service Fund Alaska High Cost Order. On August 31, 2016, the Federal Communications Commission ("FCC") published a Report and Order to reform the methodology for distributing Universal Service Fund ("USF") high cost support for both wireline and wireless voice and broadband service (“Alaska High Cost Order”).  The Alaska High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition. See Note 1 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information. As a result of the Alaska High Cost Order, our 2016 high cost support revenue under the USF program was $2.5 million less than the $66.2 million of high cost support revenue recognized in 2015. Additionally, we expect high cost support revenue under the USF program to be less than the 2015 level by approximately $5.0 million in each of 2017 and 2018, and $14.8 million annually from 2019 through 2026, the date the Alaska High Cost Order ends.

You should see “Part I — Item 1. Business — Regulation” for additional regulatory developments.

Business Strategy
We intend to continue to increase Adjusted EBITDA, as defined in Note 12 in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data," using the following strategies:

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

Make Strategic Acquisitions.  We have a history of making and integrating acquisitions of telecommunications providers and other providers of complementary services.  Our management team will continue to actively pursue and make investments that we believe fit with our strategy and networks and that enhance earnings.

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

Wireless Segment
Wireless segment revenues for 2016, 2015 and 2014 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Wireless segment revenues[1]	$208,109	267,676	269,977
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

Facilities
We own and operate a statewide network providing voice and data services to the urban and rural communities of Alaska. Our statewide wireless network provides 4G LTE data service, EVDO, 3G UMTS/HSPA+, 2G CDMA, and 2G GSM/EDGE service. We continue to expand and upgrade these services to provide a modern network for Alaska. We own and operate Wi-Fi access points that create a Wi-Fi network branded as TurboZone in Anchorage, Fairbanks, Juneau, Kenai-Soldotna, Matanuska-Susitna Valley, and other areas of the State ("TurboZone").

Competition
Our Wireless segment competes with AT&T, Verizon, and smaller companies. We compete in the wholesale wireless market by offering competitive rates and by providing a comprehensive statewide network to meet the needs of carrier customers.

Seasonality
Our Wireless segment services and products do not exhibit significant seasonality. Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow, and short daylight hours.

Major Customer
The Wireless segment had no major customer in 2016. Verizon was the only major customer of the Wireless segment in 2015 and 2014.

Wireline Segment
Wireline segment revenues for 2016, 2015 and 2014 are summarized as follows (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Wireline segment revenues[1]	$725,703	710,858	640,221
[1]  See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information regarding the financial performance of our Wireline segment.

Services and Products
Our Wireline segment offers services and products to two major customer groups as follows:

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

Competition
We operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of communication, entertainment, and information products and services. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior.

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

Video Services and Products Competition
Our video systems face competition from services and devices that offer distribution of movies, television shows and other video programming, using alternative methods such as Internet video streaming and direct broadcast satellite ("DBS").  Our video systems also face competition from potential overbuilds of our existing cable systems.  The extent to which our video systems are competitive depends, in part, upon our ability to provide quality programming and other services at competitive prices.

Internet video streaming is a major source of competition for our video services.  Additionally, some online video services are also beginning to produce or acquire their own original content. However, as a major Internet-provider ourselves, the competition may result in additional data service subscriber revenue to the extent we grow average Internet revenue per subscriber.

The DBS industry is another major source of competition for our video services.  Two major companies, AT&T-owned DIRECTV and DISH DBS Corporation, are currently offering high-power DBS services in Alaska.

Competitive forces may be counteracted by offering subscribers expanded programming.  We have retransmission agreements with various broadcasters and provide for the uplink/downlink of their signals into certain of our systems, and local programming for our customers.  Additionally, our ownership of television stations provides us the opportunity to create unique content for our subscribers.

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

Major Customer
We had no Wireline segment major customers in 2016, 2015 or 2014.

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

Environmental Regulations
We undertake activities that may, under certain circumstances, affect the environment. Accordingly, they may be subject to federal, state, and local laws designed to preserve or protect the environment, including the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  The FCC, Bureau of Land Management, U.S. Forest Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, Bureau of Indian Affairs, and National Park Service are among the federal agencies required by the National Environmental Policy Act of 1969 and National Historic Preservation Act to consider the environmental impact of actions they authorize, including facility construction.

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

We are certified through the Regulatory Commission of Alaska ("RCA") to provide local, long distance, and video service by Certificates of Public Convenience and Necessity (“CPCN”). These CPCNs are nonexclusive certificates defining each authorized service area.  Although CPCNs have no stated expiration date, they may be revoked due to cause.

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

Universal Service. The High Cost Program of the USF pays Eligible Telecommunications Carriers ("ETCs") to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF.  Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireless telephone service in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireless telephone services, and our net cost of providing wireless telephone services in these areas would be materially adversely affected.

On August 31, 2016, the FCC published the Alaska High Cost Order.  Per the Alaska High Cost Order, as of January 1, 2017, Remote high cost support payments to Alaska High Cost participants was frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandates that as of January 1, 2017, Urban high cost support for 2017 and 2018 will be two-thirds and one-third of the December 2014 level of support received, respectively, with Urban high cost support ending effective December 31, 2018.

On April 27, 2016, the FCC released a Third Report and Order to reform and modernize the USF’s Lifeline program ("Lifeline Order").  The Lifeline program is administered by the Universal Service Administrative Company ("USAC") and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates.  The Lifeline Order adopted several reforms, including incentivizing and sometimes requiring broadband providers to offer fixed and/or mobile broadband service to Lifeline subscribers. The Lifeline Order also limited the number of federal programs that confer Lifeline eligibility, and made small changes to the requirement for annual recertification of all Lifeline subscribers. Failure to correctly judge eligibility and recertify Lifeline subscribers could materially adversely affect our Lifeline revenues and/or increase our costs in the form of FCC fines for failure to comply with Lifeline rules.

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

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 (“E911”) services that provide to local public safety dispatch agencies the caller’s phone number and approximate location. Providers are required to transmit the geographic coordinates of the customer’s location, either by means of network-based or handset-based technologies, within accuracy parameters revised by the FCC, to be implemented over a phase-in period.  Due to Alaska’s relatively low population and low cell-site densities, we have excluded certain areas from E911 coverage where cell triangulation is not feasible, pursuant to FCC rule.  We have also filed for a waiver, which remains pending, for remaining areas where triangulation may be technically feasible, but where the cell-site densities are insufficient to reach the FCC’s standard. The FCC also imposed requirements to allow users to text-to-911 if the local public safety dispatch agency requests and is able to receive such texts. We have developed a text-to-911 technical solution and have certified to the FCC that we are now capable of meeting the FCC requirements. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments.

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

At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Pursuant to Section 6409(a) of the Middle Class Tax Relief Act of 2012, state and local governments are further constrained in their regulation of changes to existing wireless infrastructure. Nonetheless, securing state and local government approvals for new antenna structures has been and is likely to continue to be difficult, lengthy and costly.

Data Services and Products
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

Rural Health Care Program. On December 12, 2012, the FCC created the Healthcare Connect Fund to supplement the existing Telecommunications Program of the Rural Health Care (“RHC”) Program of the USF.  Healthcare providers can choose to participate under the existing Telecommunications Program and/or the new Healthcare Connect Fund.  On January 13, 2017, USAC announced that current projections for the funding year ending June 30, 2017 show that the total dollar value of all qualifying funding requests will for the first time either meet or exceed the program’s $400 million annual cap. We cannot predict the impact of this change at this time.

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

See “Description of Our Business by Reportable Segment — Wireline — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  On November 29, 2011, the FCC released rules to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  The details of implementation in general and between different classes of technology continue to be addressed, and could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but we do not expect it to have a material adverse impact on our operations.

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

Employees
We employed 2,310 persons as of December 31, 2016, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

Our wholesale customers including our major roaming customers may construct facilities in locations where they contract with us to use our network to provide service on their behalf. We would experience a decline in revenue and net income if any of our wholesale customers constructed or expanded their existing networks in places where service is provided on our network. Some of our wholesale customers have greater access to financial, technical, and other resources than we do. We expect to continue to offer competitive alternatives to such customers in order to retain significant traffic on our network. We cannot predict whether such negotiations will be successful. Our inability to negotiate such contracts could have a material adverse effect on our business, financial condition and results of operations.

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

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 24%, 19%, and 19% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  We had USF net receivables of $92.0 million and $98.1 million at December 31, 2016 and 2015, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

See “Description of Our Business by Reportable Segment — Regulation — Wireless Services and Products — Universal Service” and “Description of Our Business by Reportable Segment — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

We may not meet our performance plan milestones under the Alaska High Cost Order.

As an ETC, we receive support from the USF to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the FCC published the Alaska High Cost Order which requires us to submit to the FCC a performance plan with five-year and ten-year commitments.  If we are unable to meet the final performance plan milestones approved by the FCC we will be required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that we failed to deploy to, plus ten percent of our total Alaska High Cost Order support received over the ten-year term. Inability to meet our performance plan milestones could have an adverse effect on our business, financial position, results of operations or liquidity.

We may lose USF high cost support if another carrier adds 4G LTE service in an area where we currently provide 4G LTE service.

Under the Alaska High Cost Order, the FCC adopted a process for revisiting after five years whether and to what extent there is duplicative support for 4G LTE service in rural Alaska and to take steps to eliminate such duplicative support levels in the second half of the ten-year term. As a result, if another carrier builds 4G LTE service in an area where we are the sole provider and the FCC decides to redistribute the support then our high cost support may be reduced which could have an adverse effect on our business, financial position, results of operations or liquidity.

Programming expenses for our video services are increasing, which could adversely affect our business.

We expect programming expenses for our video services to continue to increase in the foreseeable future.  The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming and costs to retransmit local broadcast stations. As our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services and our business could be adversely affected. If we add programming to our video services or if we choose to distribute existing programming to our customers through additional delivery platforms, we may incur increased programming expenses.  If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our business, financial condition, or results of operations.

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

Failure to complete testing and deployment of a new technology that supports new services could affect our ability to compete in the industry.  In addition, the technology we use may place us at a competitive disadvantage.

We test and deploy various new technologies and support systems intended to enhance our competitiveness by both supporting new services and features and reducing the costs associated with providing those services or features.  Successful implementation of new technologies and support systems depend, in part, on the willingness of third parties to develop new applications in a timely manner.  We may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology.  Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services.  Any resulting customer dissatisfaction could affect our ability to retain customers and may have an adverse effect on our financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, we must phase out outdated and unprofitable technologies and services.  If we are unable to do so on a cost-effective basis, we could experience reduced profits.

Our business is geographically concentrated in Alaska and is impacted by the economic conditions in Alaska.

We offer products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. Prolonged periods of low oil prices will adversely impact the Alaska economy, which in turn could have an adverse impact on the demand for our products and services and on our results of operations and financial condition.  Oil prices have continued to remain low which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of declining oil prices. The State of Alaska failed to pass a workable long-term fiscal plan during the 2016 legislative session. As a result, we plan to reduce our 2017 Alaska capital expenditure budget by 20% to 25% of the 2016 target of $210.0 million due substantially to the continued uncertainty of the ability of the State of Alaska to adopt and implement a workable long-term fiscal plan.

The Alaska economy is officially in a recession. If the recession continues, it could negatively affect our business including our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.  While it is difficult for us to predict the impact of the recession on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  One or more of these circumstances could cause our revenue to decline.  Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase.

Additionally, the customer base in Alaska is limited and we have already achieved significant market penetration with respect to our service offerings in Anchorage and other locations in Alaska. We may not be able to continue to increase our share of the existing markets for our services, and no assurance can be given that the Alaskan economy will grow and increase the size of the markets we serve or increase the demand for the services we offer.  As a result, the best opportunities for expanding our business may arise in other geographic areas such as the lower 49 states.  There can be no assurance that we will find attractive opportunities to grow our businesses outside of Alaska or that we will have the necessary expertise to take advantage of such opportunities.  The markets in Alaska for wireless and wireline telecommunications and video services are unique and distinct within the United States due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the United States.  The expertise we have developed in operating our businesses in Alaska may not provide us with the necessary expertise to successfully enter other geographic markets.

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

•
Malware (including viruses, worms, cryptoware, and Trojan horses), software defects, unsolicited mass advertising, denial of service, ransomware, and other malicious or abusive attacks by third parties; and,

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

The costs imposed on us as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, fines, and sanctions, lost revenues from business interruption, and damage to the public’s perception regarding our ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on our business, financial condition, and operating results.

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

If failures occur in our undersea fiber optic cable systems or our TERRA facilities and its extensions, our ability to immediately restore the entirety of our service may be limited and we could incur significant costs.

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

We do not have insurance to cover certain risks to which we are subject, which could lead to the occurrence of uninsured liabilities.

As is typical in the communications industry, we are self-insured for damage or loss to certain of our transmission facilities, including our buried, undersea and above-ground fiber optic cable systems.  If we become subject to substantial uninsured liabilities due to damage or loss to such facilities, our financial position, results of operations or liquidity may be adversely affected.

We are in the process of transferring our customer billing systems to a new third-party vendor. Any unanticipated difficulties, disruption or significant delays could have adverse operational, financial and reputational effects on our business.

We are currently implementing a new customer billing system, which involves moving to a new third-party billing services vendor and platform in 2018. The implementation may cause major system or business disruptions or we may fail to implement the new billing system in a timely or effective manner. In addition, the third-party billing services vendor may experience errors, cyber-attacks or other operational disruptions that could negatively impact us and over which we may have limited control. Interruptions and/or failure of this new billing services system could disrupt our operations and impact our ability to provide or bill for our services, retain customers, or attract new customers, and negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting and reputational damage.

Our significant debt and lease obligations could adversely affect our business.

We have and will continue to have a significant amount of debt and lease obligations including capital, operating, and the tower obligation (see Note 2 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information). Our high level of debt and lease obligations could have important consequences, including the following:

•	Increasing our vulnerability to adverse economic, industry, or competitive developments;

•
Requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund operations, capital expenditures, and future business opportunities;

•	Exposing us to the risk of increased interest rates to the extent of any future borrowings at variable rates of interest;

•
Making it more difficult for us to satisfy our obligations with respect to our indebtedness. Any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default;

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

The terms of our debt obligations impose restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on the debt obligations.

The indentures governing our Senior Notes and/or the credit agreements governing our Senior Credit Facility and other loans contain various covenants that could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest.

All of these covenants may restrict our ability to expand or to pursue our business strategies.  Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply.  A breach of these covenants could result in a default under the indentures and/or the credit agreements.  If there were an event of default under the indentures and/or the credit agreements, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately.  Additionally, if we fail to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of our assets and capital stock of our subsidiaries that we have pledged to them as security.  Our assets or cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

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

We had $526.3 million of indefinite-lived intangible assets at December 31, 2016, consisting of goodwill of $239.3 million, cable certificates of $191.6 million, wireless licenses of $92.3 million and broadcast licenses of $3.1 million.  Our cable certificates represent agreements with government entities to construct and operate a video business.  Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  Our broadcast licenses represent permission to use a portion of the radio frequency spectrum in a given geographical area for broadcasting purposes. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions.

If we make changes in our business strategy or if market or other conditions adversely affect our operations, we may be forced to record an impairment charge, which would lead to a decrease in our assets and a reduction in our net operating performance.  Our indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired.  If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying value and the fair value of the goodwill and/or the indefinite-lived intangible assets, as appropriate, in the period in which the determination is made.  The testing of goodwill and indefinite-lived intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value, resulting in an impairment charge.

Our ability to use net operating loss carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Internal Revenue Code.

At December 31, 2016, we have tax net operating loss carryforwards of $272.1 million for U.S. federal income tax purposes and, under the Internal Revenue Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

Concerns about health/safety risks associated with wireless equipment may reduce the demand for our wireless services.

We do not manufacture devices or other equipment sold by us, and we depend on our suppliers to provide defect-free and safe equipment. Suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices we sell meet the regulatory safety criteria, we could be held liable with the equipment manufacturers and suppliers for any harm caused by products we sell if such products are later found to have design or manufacturing defects. We cannot guarantee that we will be fully protected against all losses associated with a product that is found to be defective.

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

Additionally, there are safety risks associated with the use of wireless devices while operating vehicles or equipment. Concerns over any of these risks and the effect of any legislation, rules or regulations that have been and may be adopted in response to these risks could limit our ability to sell our wireless services.

A significant percentage of our voting securities are owned by a small number of shareholders and these shareholders can control shareholder decisions on very important matters.

As of December 31, 2016, our executive officers and directors and their affiliates owned 16% of our combined outstanding Class A and Class B common stock, representing 25% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

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

Our Wireline and Wireless segments have properties that consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings.  See Note 5 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information on our properties. Substantial amounts of our properties are located on or in leased real property or facilities.  Substantially all of our properties secure our Senior Credit Facility.  See Note 7 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for more information on our Senior Credit Facility.

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

	Class A		Class B
	High	Low	High	Low
2016
First Quarter	$19.81	16.81	18.50	17.38
Second Quarter	$18.58	14.28	17.70	16.95
Third Quarter	$16.96	12.45	16.95	13.55
Fourth Quarter	$19.45	14.13	16.50	13.55
2015
First Quarter	$16.22	12.92	16.11	13.73
Second Quarter	$17.05	14.78	17.00	15.50
Third Quarter	$19.06	16.15	19.15	15.71
Fourth Quarter	$21.68	16.38	17.38	16.40

Holders
As of December 31, 2016, there were 2,199 holders of record of our Class A common stock and 271 holders of record of our Class B common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

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

Performance Graph
The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A common stock during the five-year period 2012 through 2016.  This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period.  This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)
FYE 12/31/11	100.00	100.00	100.00
FYE 12/31/12	97.96	118.26	135.11
FYE 12/31/13	113.89	164.83	196.03
FYE 12/31/14	140.45	190.07	206.02
FYE 12/31/15	202.04	204.70	199.84
FYE 12/31/16	198.67	224.75	228.53
[1] The lines represent annual index levels derived from compounded daily returns that include all dividends.
[2] The indexes are reweighted daily, using the market capitalization on the previous trading day.
3 If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
[4] The index level for all series was set to $100.00 on December 31, 2011.

Issuer’s Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about repurchases of shares of our Class A common stock during the quarter ended December 31, 2016 (amounts rounded to hundreds, except per share amounts):

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
October 1, 2016 to October 31, 2016	327,182	$14.66	327,148	$64,168,859
November 1, 2016 to November 30, 2016	342,407	$16.34	206,237	$60,869,590
December 1, 2016 to December 31, 2016	36,596	$17.26	35,869	$60,251,982
Total	706,185

[1]
Consists of 569,254 shares from open market purchases made under our publicly announced repurchase plan and 136,931 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

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

[3]
The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $399.1 million through December 31, 2016, consisting of $394.1 million through September 30, 2016, and an additional $5.0 million during the three months ended December 31, 2016.  We have made total repurchases under the program of $338.8 million through December 31, 2016.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2016	2015	2014	2013	2012
(Amounts in thousands except per share amounts)
Revenues	$933,812	978,534	910,198	811,648	710,181
Income (loss) before income taxes	$1,069	(27,213)	69,273	42,684	21,250
Net income (loss)	$(4,136)	(25,866)	59,244	31,727	9,162
Net income (loss) attributable to non-controlling interest	$(469)	159	51,687	22,321	(511)
Net income (loss) attributable to GCI common stockholders	$(3,667)	(26,025)	7,557	9,406	9,673
Basic net income (loss) attributable to GCI per common share	$(0.10)	(0.69)	0.18	0.23	0.23
Diluted net income (loss) attributable to GCI per common share	$(0.15)	(0.69)	0.18	0.23	0.23
Total assets[1]	$2,065,939	1,966,940	1,992,761	1,961,536	1,483,415
Long-term debt, including current portion and net of unamortized discount and deferred loan fees[1]	$1,336,772	1,332,738	1,027,061	1,037,462	866,811
Obligations under capital leases, including current portion	$59,647	68,359	76,456	74,605	80,612
Tower obligation	$87,653	—	—	—	—
Total GCI stockholders’ equity	$22,719	88,263	167,356	157,144	157,178
Dividends declared per common share	$—	—	—	—	—
[1] Total assets and long-term debt, including current portion and net of unamortized discount and deferred loan fees have been recast as if we had adopted Accounting Standards Update 2015-03 as of December 31, 2012. See Note 1 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information on ASU 2015-03.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those described in Note 1 in the "Notes to Consolidated Financial Statements" included in Part IV of of this annual report on Form 10-K. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See also our “Cautionary Statement Regarding Forward-Looking Statements.”

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

Oil prices have continued to remain low which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of declining oil prices. The State of Alaska failed to pass a workable long-term fiscal plan during the 2016 legislative session. As a result, we plan to reduce our 2017 Alaska capital expenditure budget by 20% to 25% of the 2016 target of $210.0 million due substantially to the continued uncertainty of the ability of the State of Alaska to adopt and implement a workable long-term fiscal plan.

The Alaska economy is officially in a recession. If the recession continues, it could negatively affect our business including our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.  While it is difficult for us to predict the impact of the recession on our business, these conditions could adversely affect the affordability of and demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  One or more of these circumstances could cause our revenue to decline.  Also, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase.

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our Adjusted EBITDA, as defined in Note 12 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K.  We have historically met our cash needs for operations, regular capital expenditures and maintenance capital expenditures through our cash flows from operating activities.  Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.

Major Developments
In the third quarter of 2016, we received $90.8 million for the initial closing to sell the majority of our urban wireless rooftop and tower sites to Vertical Bridge ("Tower Transaction"). Additionally, we entered into a Master Lease Agreement with Vertical Bridge to lease collocation space on communications towers and facilities that were sold to Vertical Bridge.

In December 2012, the FCC created the Healthcare Connect Fund to supplement the existing Telecommunications Program of the RHC Program of the USF.  Healthcare providers can choose to participate under the existing Telecommunications Program and/or the new Healthcare Connect Fund.  In January 2017, USAC announced that current projections for the funding year ending June 30, 2017 show that the total dollar value of all qualifying funding requests will for the first time either meet or exceed the program’s $400 million annual cap. We cannot predict the impact of this change at this time.

In August 2016, the FCC published the Alaska High Cost Order which was a significant program change that required a reassessment of our high cost support revenue recognition. See Note 1 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for additional information. As a result of the Alaska High Cost Order, our 2016 high cost support revenue under the USF program was $2.5 million less than the $66.2 million of high cost support revenue recognized in 2015. Additionally, we expect high cost support revenue under the USF program to be less than the 2015 level by approximately $5.0 million in each of 2017 and 2018, and $14.8 million annually from 2019 through 2026, the date the Alaska High Cost Order ends.

In February 2015, we purchased ACS' interest in The Alaska Wireless Network, LLC ("AWN") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million excluding working capital adjustments and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets include substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates. Following the close of the Wireless Acquisition, AWN is a wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN. We funded the purchase with a $275.0 million Term Loan B under our Senior Credit Facility and a $75.0 million unsecured promissory note from Searchlight Capital, L.P. ("Searchlight").

Results of Operations
The following table sets forth selected financial data as a percentage of total revenues for the periods indicated (underlying data rounded to the nearest thousand):

	Year Ended December 31,			Percentage Change[1] 2016 vs. 2015	Percentage Change[1] 2015 vs. 2014
	2016	2015	2014
Statements of Operations Data:
Revenues:
Wireless segment	22%	27%	30%	(22)%	(1)%
Wireline segment	78%	73%	70%	2%	11%
Total revenues	100%	100%	100%	(5)%	8%
Selling, general and administrative expenses	38%	35%	32%	6%	15%
Depreciation and amortization expense	21%	19%	19%	7%	7%
Software impairment charge	—%	3%	—%	(100)%	100%
Operating income	8%	11%	16%	(26)%	(26)%
Other expense, net	8%	14%	8%	(42)%	80%
Income (loss) before income taxes	—%	(3)%	8%	104%	(140)%
Net income (loss)	—%	(3)%	7%	84%	(144)%
Net income (loss) attributable to non-controlling interests	—%	—%	6%	(395)%	(100)%
Net income (loss) attributable to GCI	—%	(3)%	1%	86%	(444)%
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

•Gain recorded for adjusting to fair value assets that were included as consideration paid to acquire a fiber system, and
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

Overview of Revenues and Cost of Goods Sold
Total revenue, cost of goods sold (exclusive of depreciation and amortization expense)("Cost of Goods Sold"), and Adjusted EBITDA for 2016, 2015, and 2014 are as follows (amounts in thousands):

	Year Ended December 31,			Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
	2016	2015	2014
Revenue	933,812	978,534	910,198	(5)%	8%
Cost of Goods Sold	302,578	322,338	302,704	(6)%	6%
Adjusted EBITDA	288,044	330,351	323,116	(13)%	2%

See the discussion below for more information by segment. See Note 12 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Wireless Segment Overview
The Wireless segment was impacted by the Wireless Acquisition discussed above in the General Overview section. During 2014 and to the close of the Wireless Acquisition on February 2, 2015, AWN provided wholesale services to GCI and ACS and roaming services to other wireless carriers. During that time, AWN received a portion of revenue from GCI and ACS' retail wireless customers. Additionally, AWN paid an incentive to GCI and ACS for the sale of wireless handsets to their respective retail customers. Following the close of the Wireless Acquisition, the Wireless segment continues to provide roaming services to other wireless carriers and provides wholesale services to the Wireline segment for which it receives a portion of revenue from wireless retail customers. Additionally, the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network.

Wireless segment revenue, Cost of Goods Sold, and Adjusted EBITDA are as follows (amounts in thousands):

	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Revenue	$208,109	267,676	269,977	(22)%	(1)%
Cost of Goods Sold	$62,487	70,899	90,920	(12)%	(22)%
Adjusted EBITDA	$129,435	179,199	158,159	(28)%	13%

See Note 12 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Wireless Segment Revenues
The decrease in revenue for 2016 is primarily due to the following:

•
A $53.2 million or 48% decrease in roaming revenue due to long-term roaming agreements we have entered into with our largest roaming partners (please see "Liquidity and Capital Resources" below for additional discussion of the long-term roaming agreements), and

•	a $15.9 million or 19% decrease in plan fee revenue primarily due to a decrease in subscribers and discounts given to customers who finance or bring their own device.

The decrease in revenue for 2015 is primarily due to a $26.2 million or 24% decrease in plan fee revenue due to our transition to a fixed percentage allocation of plan fee revenue from the Wireline segment following the February 2, 2015 close of the Wireless Acquisition. The decrease is partially offset by the following:

•	A $14.2 million or 15% increase in roaming revenue primarily due to increased traffic from our roaming partners, and

•
A $8.6 million or 95% decrease in the contra-revenue wireless handset cash incentives to ACS for the sale of wireless handsets to their retail customers prior to the February 2, 2015 close of the Wireless Acquisition.

Wireless Segment Cost of Goods Sold
The decrease in Cost of Goods Sold for 2016 and 2015 is primarily due to the following:

•
A $9.8 million or 55% and $10.1 million or 36% decrease in roaming costs for 2016 and 2015, respectively, primarily due to renegotiated roaming agreements and better management of our roaming customers,

•
A $7.7 million or 100% and $9.6 million or 55% decrease in wireless equipment costs for 2016 and 2015, respectively. The Wireless segment gave a wireless equipment subsidy to the Wireline segment in accordance with the AWN agreements in 2014. This subsidy was discontinued following the February 2, 2015 close of of the Wireless Acquisition, but the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the decrease. The Wireless segment did not incur any wireless equipment costs in 2016 as all such costs were recorded in the Wireline segment in 2016, and

•
A $4.8 million or 23% decrease in distribution and capacity costs for 2015 primarily because we were able to extend an agreement with a vendor which resulted in the resolution of certain issues and the release of the related reserve and a reduction in capacity costs and costs to terminate long distance traffic. The decrease for 2016 was partially offset by the absence of the reserve that was released in 2015.

The decrease in Cost of Goods Sold for 2016 and 2015 is partially offset by the following:

•	A $4.5 million or 100.0% increase in non-cash wireless spectrum leasing costs in 2016 due to a non-cash exchange with a wireless carrier, and

•	A $4.2 million or 17% increase in network maintenance costs in 2015 primarily due to the the expansion of our network and an increase in the utility and operating costs.

We primarily control our roaming costs through multi-year contracts with our roaming partners that allow our retail wireless customers to roam on their networks.

Wireless Segment Adjusted EBITDA
The decrease in Adjusted EBITDA in 2016 is primarily due to decreased revenue as described above in “Wireless Segment Revenues.” These decreases were partially offset by decreased Cost of Goods Sold as described above in "Wireless Segment Cost of Goods Sold" and a decrease in selling, general and administrative expense.
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

The components of Wireline segment revenue are as follows (amounts in thousands):

	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Consumer
Wireless	$66,225	75,799	30,998	(13)%	145%
Data	140,196	130,213	113,306	8%	15%
Video	107,305	115,074	111,175	(7)%	4%
Voice	26,734	30,110	32,535	(11)%	(7)%
Business Services
Wireless	8,822	8,097	2,749	9%	195%
Data	296,202	269,472	249,949	10%	8%
Video	20,102	18,819	33,259	7%	(43)%
Voice	60,117	63,274	66,250	(5)%	(4)%
Total Wireline segment revenue	$725,703	710,858	640,221	2%	11%

Wireline segment Cost of Goods Sold and Adjusted EBITDA are as follows (amounts in thousands):

	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Wireline segment Cost of Goods Sold	$240,091	251,439	211,784	(5)%	19%
Wireline segment Adjusted EBITDA	$158,609	151,152	164,957	5%	(8)%

See Note 12 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for a reconciliation of consolidated Adjusted EBITDA, a non-GAAP financial measure, to consolidated income (loss) before income taxes.

Selected key performance indicators for our Wireline segment follow:

	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Consumer
Data:
Cable modem subscribers[1]	127,600	127,300	119,100	—%	7%
Video:
Basic subscribers[2]	107,700	114,000	116,400	(6)%	(2)%
Digital programming tier subscribers[3]	52,000	59,500	63,800	(13)%	(7)%
HD/DVR converter boxes[4]	115,900	114,000	108,400	2%	5%
Homes passed	250,800	251,900	248,200	—%	1%
Video ARPU[5]	$80.87	$83.95	$79.29	(4)%	6%
Voice:
Total local access lines in service[6]	48,600	50,400	54,600	(4)%	(8)%
Business Services
Data:
Cable modem subscribers[1]	13,200	12,700	14,100	4%	(10)%
Voice:

Total local access lines in service[6]	45,900	46,600	47,400	(2)%	(2)%
Combined Consumer and Business Services
Wireless
Consumer Lifeline wireless lines in service[7]	27,200	28,100	25,000	(3)%	12%
Consumer prepaid wireless lines in service[8]	28,500	23,800	10,600	20%	125%
Consumer postpaid wireless lines in service[9]	139,200	146,300	95,800	(5)%	53%
Business Services postpaid wireless lines in service[9]	27,600	29,600	18,200	(7)%	63%
Total wireless lines in service	222,500	227,800	149,600	(2)%	52%
Wireless ARPU[10]	$38.41	$45.82	$49.97	(16)%	(8)%
Cable modem ARPU[11]	$88.37	$85.03	$78.87	4%	8%
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

[5] Applicable average monthly video revenues divided by the average number of basic subscribers at the beginning and end of each month in 2016, 2015, and 2014.
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

[10] Average monthly wireless revenues, excluding those from common carrier customers, divided by the average of wireless subscribers at the beginning and end of each month in 2016 and 2014. Average monthly wireless revenues, excluding those from common carrier customers, divided by the number of wireless subscribers at the end of each month for each of the months in 2015. This calculation includes applicable revenue from the Wireline segment - Consumer - Wireless and Wireline segment - Business Services - Wireless and wholesale wireless revenues earned from GCI retail subscribers included in the Wireless segment.

[11] Applicable average monthly cable modem revenues divided by the average number of subscribers at the beginning and end of each month in 2016, 2015, and 2014.

Wireline Segment Revenues

Consumer
The items contributing to the decrease in wireless revenue for 2016 include:

•
A $5.3 million or 31% decrease in plan fee revenue primarily due to a decrease in the number of postpaid subscribers and discounts given to customers who finance or bring their own device partially offset by an increase in revenue from prepaid subscribers, and

•
A $2.4 million or 7% decrease in equipment sales revenue due to a decrease in the number of wireless devices sold. The decrease in equipment sales revenue was partially offset by a $4.1 million adjustment to lower the guarantee liability for our Upgrade Now program (please see Note 1 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for additional information on the guarantee liability) that was recorded in the third quarter of 2016. Based on a review of historical information, we determined that our customers were not trading their devices in as early and frequently as originally estimated. Additionally, we found that we were able to resell the used handsets for prices higher than originally estimated. Based on this new information, we determined that it was appropriate to reduce the guarantee liability recorded for financed devices in our Upgrade Now program.

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

The increase in data revenue is primarily due to a $12.8 million or 11% and $20.3 million or 20% increase in cable modem revenue for 2016 and 2015, respectively, due to an increase in the average number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher usage limits in 2016 and 2015.

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

Business Services
Business Services data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity. This revenue faces challenges due to the continued decline of oil prices which negatively impacts certain of our customers. Additionally, we face rate compression for data transport and storage services. As discussed above in the General Overview section, USAC announced that current projections for the funding year ending June 30, 2017 show that the total dollar value of all qualifying funding requests will for the first time either meet or exceed the program’s $400 million annual cap. We cannot predict at this time the impact of this change but we do not expect it to have an immediate material adverse impact on our operations.

The increase in data revenue in 2016 and 2015 is primarily due to a $32.4 million or 15% and $20.5 million or 10.3% increase, respectively, in data transport and storage revenue due to new customers and increased purchases by our existing customers partially offset by decreases due to rate compression. The increase in data revenue was partially offset by a $5.3 million or 11% and $1.3 million or 3% decrease in time and materials revenue due to a decrease in special project work for 2016 and 2015, respectively.

Advertising is the primary driver for video revenue, therefore, we can see large variations in revenue due to the election cycle or other major televised events such as the Olympics. The variations may be more extreme in years when there are highly contested political elections or ballot initiatives. The $14.4 million or 43% decrease in video revenue in 2015 is primarily due to a decrease in advertising after the completion of the highly contested political elections in 2014.

Business Services voice revenue continues to face competition and rate compression and to a lesser extent the substitution of wireless devices.

Wireline Segment Cost of Goods Sold
The individually significant items contributing to the 2016 decrease in Wireline segment Cost of Goods Sold include:

•
A 16% or $7.9 million decrease in wireless device Cost of Goods Sold primarily due to a decrease in the number of handsets sold partially offset by the absence of a wireless equipment subsidy from the Wireless segment as a portion of the wireless equipment costs were recorded in the Wireless segment in 2015,

•	A 11% or $4.6 million decrease in time and materials Cost of Goods Sold related to the decreased special project work described above in "Wireline Segment Revenues - Business Services", and

•	A 11% or $3.3 million decrease in voice Cost of Goods Sold primarily due to a decrease in minutes and the movement of more traffic to our own facilities.

The decrease in 2016 is partially offset by a 11% or $4.0 million increase in transport and storage Cost of Goods Sold primarily due to an increase in circuit costs in satellite served locations related to the increased data transport and storage revenue described above in "Wireline Segment Revenues - Business Services."

The individually significant items contributing to the 2015 increase in Wireline segment Cost of Goods Sold include:

•
A 82% or $22.5 million increase in wireless device Cost of Goods Sold primarily due to an increase in the number of handsets sold and and a change in the allocation between the Wireline and Wireless segments following the February 2, 2015 close of the Wireless Acquisition. The Wireline segment received a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements during 2014. Following the close of the Wireless Acquisition this subsidy was discontinued except the Wireless segment started recording a portion of the wireless equipment costs to encourage the Wireline segment to transition customers from our CDMA network to our GSM network which partially offset the increase,

•
A 16% or $4.9 million increase in transport and storage Cost of Goods Sold primarily due to an increase in circuit costs in satellite served locations related to the increased data transport and storage revenue described above in "Wireline Segment Revenues - Business Services", and

•	A 8% or $5.5 million increase in video Cost of Goods Sold primarily due to increased rates paid to programmers partially offset by a decrease in basic video subscribers.

We expect to face continued increases in programming costs that may require us to drop certain channels or increase the rates paid by our customers that may result in a loss of additional video customers.

Wireline Segment Adjusted EBITDA
The increase in Adjusted EBITDA for 2016 is primarily due to an increase in revenues as described above in "Wireline Segment Revenues" and a decrease in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" partially offset by an increase in selling, general and administrative expense. The decrease in Adjusted EBITDA for 2015 is primarily due to an increase in Cost of Goods Sold as described above in "Wireline Segment Cost of Goods Sold" and selling, general and administrative expense partially offset by an increase in revenues as described above in "Wireline Segment Revenues."

Selling, General and Administrative Expenses
Selling, general and administrative expenses are as follows (amounts in thousands):

	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Selling, general and administrative expenses	$358,356	338,379	293,647	6%	15%

Individually significant items contributing to the increases in selling, general and administrative expenses include:

•	A $11.5 million and $17.9 million increase in labor and health insurance costs for 2016 and 2015, respectively,

•	A $4.0 million and $3.3 million increase in software contracts with subscription licenses instead of perpetual licenses for 2016 and 2015, respectively,

•	A $8.0 million and $3.1 million increase in the use of contract labor for 2016 and 2015, respectively,

•	A $2.0 million and $2.3 million increase in bad debt expense for 2016 and 2015, respectively,

•	A $2.4 million increase to support a campaign to encourage public action related to the State of Alaska budget in 2016,

•	A $15.8 million increase in costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN in 2015,

•	A $2.9 million increase for 2015 due to liquidated damages accrued for a contract,

•	A $2.5 million increase in share-based compensation expense for 2015 due to an increase in our stock price, and

•	A $2.3 million increase in inventory adjustments for 2015 primarily due to the write-off of obsolete wireless handsets.

The increases discussed above for 2016 are partially offset by the following items:

•	The absence of $9.0 million for costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN, and

•	The absence of $2.9 million for liquidated damages accrued for a contract in 2015.

As a percentage of total revenues, selling, general and administrative expenses were 38%, 35%, and 32% of revenue for 2016, 2015, and 2014, respectively. The 2016 increase in selling, general and administrative expenses as percentage of total revenues is primarily due to increases in labor and contract labor costs without corresponding increases in revenue due to spending on our billing system conversion. The 2015 increase in selling, general, and administrative expenses as a percentage of total revenues is primarily due to the costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN.

Depreciation and Amortization Expense
Depreciation and amortization expense follows (amounts in thousands):

	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Depreciation and amortization expense	$193,775	181,767	170,285	7%	7%

The increases in 2016 and 2015 are primarily due to new assets placed in service in those years partially offset by assets which became fully depreciated during those years.

Software Impairment Charge
Software impairment charge decreased $29.8 million in 2016 primarily due to the absence of an impairment charge recorded in 2015 as discussed below.

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

Other Expense, Net
Other expense, net of other income, follows (amounts in thousands):

	2016	2015	2014	Percentage Change 2016 vs. 2015	Percentage Change 2015 vs. 2014
Other expense, net	$78,034	133,924	74,289	(42)%	80%

Items contributing to the decrease in 2016 include:

•
A $27.1 million decrease in loss on extinguishment of debt primarily due to the retirement of our 2019 Notes in 2015 (please see Part II - Item 7 - "Liquidity and Capital Resources" for additional information),

•	The absence of a $12.6 million impairment charge recorded in 2015 to reflect an other than temporary decline in fair value of an equity investment,

•	A $3.2 million gain recorded for adjusting to fair value assets that were included in the consideration paid to acquire a fiber system, and

•	A $3.1 million unrealized gain recorded for adjusting to fair value a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight.

Items contributing to the increase in 2015 include:

•	A $27.7 million loss on extinguishment of debt due to the retirement of our 2019 Notes in 2015,

•	A $12.9 million increase in interest expense primarily attributable to increased borrowing on our Senior Credit Facility and the Searchlight note,

•	A $12.6 million impairment charge recorded to reflect an other than temporary decline in fair value of an equity investment,

•	A $11.2 million unrealized loss recorded for adjusting to fair value a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight,

•	A $4.7 million gain recorded upon the sale of a cost method investment, and

•
A $2.6 million net loss for adjusting to fair value the assets included in the consideration transfered in the Wireless Acquisition and adjusting to fair value amendments to certain agreements related to the right to use ACS network assets.

Income Tax (Expense) Benefit
Income tax (expense) benefit totaled $(5.2) million, $1.8 million, and $(10.0) million in 2016, 2015, and 2014, respectively. Our effective income tax rate was 487%, 7%, and 14% in 2016, 2015, and 2014, respectively. Our effective tax rate is impacted by the volatility of our income (loss) before income taxes and permanent differences. The primary driver of our permanent difference volatility in 2016 and 2015 was the unrealized gain (loss) recorded for adjusting to fair value a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight.

Our 2014 effective tax rate was impacted by the inclusion of income attributable to the non-controlling interest in AWN in income before income taxes and the exclusion of income taxes on income attributable to the non-controlling interest in AWN. We completed the Wireless Acquisition on February 2, 2015, after which ACS no longer has a non-controlling interest in AWN.

At December 31, 2016, we have income tax net operating loss carryforwards of $272.1 million that will begin expiring in 2022 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $111.2 million associated with income tax net operating losses that were generated from 2002 to 2015 and that expire from 2022 to 2035, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2009, 2011, and 2012 and that expire in 2024 through 2029, 2031, and 2032, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be 60% to 65% in the year ending December 31, 2017. The effective tax rate is expected to be much higher due to an increase in the pretax book income amount and the relative impact that the expected tax adjustments have on that pretax income amount.

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

In the fourth quarter of 2016, we amended our Senior Credit Facility. The amended Senior Credit Facility provides a $215.0 million Term Loan A, a $245.9 million Term Loan B, and a $200.0 million revolving credit facility, with a $50.0 million sub-limit for standby letters of credit. The borrowings under the Term Loan A and revolving credit facility are scheduled to mature on November 17, 2021, and the Term Loan B is scheduled to mature on February 2, 2022; provided that, if the 2021 Senior Notes are not refinanced by December 3, 2020, then all of the loans under the Senior Credit Facility become due on such date. We paid $4.1 million in fees associated with the amendment.

As discussed above in the General Overview section, in the third quarter of 2016 we received $90.8 million for the Tower Transaction.

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

In the first quarter of 2015, we completed the Wireless Acquisition to purchase ACS' wireless subscriber base and its one-third ownership interest in AWN for $293.2 million excluding working capital adjustments and the termination or amendment of certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. Following the close of the transaction, AWN is our wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN.

To fund the purchase from ACS, we used proceeds from our Senior Credit Facility. We also sold an unsecured promissory note to Searchlight in the principal amount of $75.0 million that will mature on February 2, 2023 and will bear interest at a rate of 7.5% per year ("Searchlight Note"). A portion of the proceeds from the Searchlight Note were used to finance the Wireless Acquisition and the remainder was used for general corporate purposes. Additionally, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights which entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A common stock equal in value to the excess of the fair market value of a share of GCI Class A common stock on the date of exercise over the price of $13.00.

In the second quarter of 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 ("2025 Notes") at an issue price of 99.105% issued by our wholly owned subsidiary, GCI, Inc. The net proceeds of the offering were used to retire our existing 2019 Notes. We paid closing costs totaling $7.9 million in connection with the offering, which were recorded as deferred loan costs and will be amortized over the term of the 2025 Notes. We recorded a $27.7 million loss on extinguishment of debt during 2015.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $194.5 million and $176.2 million during 2016 and 2015, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2017, we expect our 2017 capital expenditures to total approximately $165.0 million. This estimate is based on purchases in 2017 regardless of the timing of cash payments.

Financing Activities
Net cash provided by financing activities in 2016 consists primarily of cash received from the Tower Transaction partially offset by repurchases of our stock, payments on our Senior Credit Facility, net of borrowings, and costs paid for the amendment to our Senior Credit Facility. Net cash used for financing activities in 2015 consists primarily of our payment to complete the Wireless Acquisition, costs paid to retire our 2019 Notes, costs paid for the 2025 Notes, and repurchases of our stock partially offset by borrowings on our Senior Credit Facility and Searchlight Note to fund the Wireless Acquisition. Our borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
We had a $55.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at December 31, 2016, which leaves $124.0 million available for borrowing as of December 31, 2016.

Debt Covenants
We are subject to covenants and restrictions applicable to our $325.0 million in aggregate principal amount of 6.75% Senior Notes due 2021 (“2021 Notes”), our 2025 Notes, Senior Credit Facility, and Wells Fargo note payable.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  Under this program, we are currently authorized to make up to $60.3 million of repurchases as of December 31, 2016.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares.  If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and applied against future stock repurchases.  During 2016 we repurchased 3.5 million shares of GCI common stock under the stock buyback program at a cost of $55.2 million.  The common stock buyback program is expected to continue for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors. The open market repurchases have and will continue to comply with the restrictions of Securities Exchange Act of 1934 Rule 10b-18.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2016 (amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt	$1,373,783	3,326	6,706	601,779	761,972
Interest on long-term debt	476,414	76,036	151,706	139,275	109,397
Capital lease obligations, including interest	73,531	13,433	26,890	25,503	7,705
Tower obligations, including interest	186,526	6,996	14,415	14,998	150,117
Operating lease commitments	185,503	46,249	63,347	38,844	37,063
Purchase obligations	54,471	54,471	—	—	—
Total contractual obligations	$2,350,228	200,511	263,064	820,399	1,066,254

Long-term debt listed in the table above includes principal payments on our 2021 and 2025 Notes, Senior Credit Facility, Searchlight Note, and the Wells Fargo note payable.  Interest on the amounts outstanding under our Senior Credit Facility and Wells Fargo note payable are based on variable rates.  We used the current rate paid on our Senior Credit Facility to estimate our future interest payments. Our 2021 Notes require semi-annual interest payments of $11.0 million through June 2021 and our 2025 Notes require semi-annual interest payments of $15.5 million through April 2025.  Our Searchlight Note requires annual interest payments of $5.6 million through February 2023. For a discussion of our long-term debt see Note 7 in the accompanying “Notes to Consolidated Financial Statements.”

Capital lease obligations consist primarily of our obligation to lease transponder capacity on Galaxy 18.  For a discussion of our capital and operating leases, see Note 15 in the accompanying “Notes to Consolidated Financial Statements.”

Tower obligations consist of our obligation to Vertical Bridge for the Master Lease Agreement that we entered into as part of the Tower Transaction.

Purchase obligations include cancelable open purchase orders for goods and services for capital projects and normal operations, which are not included in our Consolidated Balance Sheets at December 31, 2016, because the goods had not been received or the services had not been performed at December 31, 2016.

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

Recently Issued Accounting Pronouncements
See Note 1 included in “Part II — Item 8 — Consolidated Financial Statements and Supplementary Data” for recently issued accounting pronouncements.

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

Those policies and estimates considered to be critical for the year ended December 31, 2016 are described below.

Allowance for Doubtful Receivables
We record expense to maintain an allowance for doubtful receivabless for estimated losses that result from the failure or inability of our customers to make required payments. When determining the allowance, we consider the probability of recoverability based on past experience, economic data, and changes in our collections processes. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts and installment receivable balances with reserves generally increasing as the receivable ages. Accounts receivable may be fully reserved when specific collection issues are known to exist, such as pending bankruptcy or catastrophes.

Valuation of Derivative Stock Appreciation Rights
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

We use a lattice-based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior and holder behavior. The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results that could have a material effect on our results of operations.

Impairment and Useful Lives of Intangible Assets
We had $526.3 million of indefinite-lived intangible assets at December 31, 2016, consisting of goodwill of $239.3 million, cable certificates of $191.6 million, wireless licenses of $92.3 million and broadcast licenses of $3.1 million.

Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. We have determined that our reporting units are the same as our reportable segments. Our cable certificates represent agreements with government entities to construct and operate a video business.  The value of our cable certificates is derived from the economic benefits we receive from the right to solicit new customers and to market new services.  The amount we have recorded for cable certificates is from cable system acquisitions. Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  The amount we have recorded is from acquisitions of wireless companies and auctions of wireless spectrum.  Our broadcast licenses are from the FCC and give us the right to broadcast television stations within a certain geographical area. The amount we have recorded for broadcast licenses is from broadcast television station acquisitions.

We assess our indefinite-lived intangible assets including goodwill for impairment on an annual basis during the fourth quarter using October 31 as a measurement date unless circumstances require a more frequent measurement. When evaluating our indefinite-lived intangible assets for impairment, we may first perform an assessment qualitatively to determine whether it is more likely than not that the carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of one of our indefinite-lived intangible assets is less than its carrying value, we would bypass the two-step impairment test. Events and circumstances we consider in performing the “step zero” qualitative assessment include macro-economic conditions, market and industry conditions, internal forecasts, share price fluctuations, and operational stability and overall financial performance.

For goodwill, if we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test and calculate the estimated fair value of the reporting unit by using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. Using assumptions that are different from those used in our estimates, but in each case reasonable, could produce significantly different results and materially affect the determination of fair value and/or impairment for our indefinite-lived intangible assets.

For 2016, we performed a step zero qualitative analysis for our annual assessment of impairment for goodwill and our indefinite-lived intangible assets. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of any of our reporting units or indefinite-lived intangible assets were less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis in 2016. For 2015, we elected to proceed directly to the step one quantitative analysis rather than perform the step zero qualitative assessment. There was a substantial excess of fair value over carrying value for each of our reporting units and indefinite-lived intangible assets and we determined they were not impaired.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2016, based on management’s belief that future reversals of existing temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect in our consolidated financial position or results of operations.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term Loan B, and revolving credit facility. Amounts borrowed under the term loan bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term Loan B bear interest at LIBOR plus 3.00%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2016, we have borrowed $523.8 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.2 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price volatility. At December 31, 2016, a 1% increase in our stock price volatility used to determine the fair value of our stock appreciation rights would result in recognition of $0.3 million of additional derivative instrument unrealized loss.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 76. Our supplementary data is filed under Item 7, beginning on page 29.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting," our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2016, we maintained effective internal control over financial reporting.

Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2016, which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification

As of December 31, 2016, our board consisted of ten director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board's meeting immediately preceding each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2016:

Name	Age	Position
Stephen M. Brett[1]	76	Chairman, Director
Ronald A. Duncan[1]	64	President, Chief Executive Officer and Director
Peter J. Pounds	43	Senior Vice President, Chief Financial Officer, and Secretary
G. Wilson Hughes	71	Chief Executive Officer, The Alaska Wireless Network
William C. Behnke	59	Senior Vice President
Martin E. Cary	52	Senior Vice President and General Manager, GCI Business
Gregory F. Chapados	59	Executive Vice President and Chief Operating Officer
Paul E. Landes	58	Senior Vice President and General Manager, Consumer Services
Tina M. Pidgeon	48	Senior Vice President, Chief Compliance Officer, General Counsel and Government Affairs
Bridget L. Baker[1]	56	Director
Jerry A. Edgerton[1]	74	Director
Scott M. Fisher[1]	50	Director
William P. Glasgow[1]	58	Director
Mark W. Kroloff[1]	59	Director
Stephen R. Mooney[1]	57	Director
James M. Schneider[1]	64	Director
Eric L. Zinterhofer[1]	45	Director
[1]The present classification of our board is as follows: (1) Class I – Messrs. Edgerton and Kroloff and Ms. Baker, whose present terms expire at the time of our 2017 annual meeting; (2) Class II – Messrs. Brett, Duncan, Mooney and Zinterhofer whose present terms expire at the time of our 2018 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our 2019 annual meeting.

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

Stephen M. Brett.  Mr. Brett has served as Chairman of our board since June 2005 and as a director on our board since January 2001.  He has been of counsel to Sherman & Howard, L.L.C., a law firm, since January 2001.  He was Senior Executive Vice President for AT&T Broadband from March 1999 to April 2000.  In addition, Mr. Brett serves as director for Liberty Expedia Holdings, Inc. His present term as a director on our board expires at the time of our 2018 annual meeting.

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

William C. Behnke.  Mr. Behnke has served as one of our Senior Vice Presidents since January 2001.

Martin E. Cary.  Mr. Cary has served as one of our Senior Vice Presidents and as General Manager, GCI Busines since April 2016. Prior to that, he served as our Vice President – General Manager, Managed Broadband Services from September 2004 to April 2016.

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

Scott M. Fisher.  Mr. Fisher has served on our board since December 2005.  From 1998 to the present, he has been a partner of Fisher Capital Partners, Ltd., a private equity and real estate investment company located in Denver, Colorado.  During that time, Fisher Capital owned and operated Peak Cablevision, a multiple system cable television operator with approximately 120,000 subscribers.  At Peak Cablevision, Mr. Fisher was responsible for television programming and corporate development.  Mr. Fisher serves on the advisory boards of several private companies.  His present term as director on our board expires at the time of our 2019 annual meeting.

William P. Glasgow.  Mr. Glasgow has served as a director on our board since 1996.  From 2000 to the present Mr. Glasgow has been acting as President for the operating and investing entities of Prime IX Investment's group of companies of which he has been involved for thirty years.  His present term as a director on our board expires at the time of our 2019 annual meeting.

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

James M. Schneider.  Mr. Schneider has served as a director on our board since July 1994.  He has been Chairman of Frontier Bancshares, Inc. since February 2007.  Prior to that, Mr. Schneider had been Senior Vice President and Chief Financial Officer for Dell, Inc. from March 2000 to February 2007.  Prior to that, he was Senior Vice President – Finance for Dell Computer Corporation from September 1998 to March 2000.  From 2012 to the present Mr. Schneider has been an Operating Partner for Lead Edge Capital. His present term as a director on our board expires at the time of our 2019 annual meeting.

Eric L. Zinterhofer. Mr. Zinterhofer has served as a director on our board since March 4, 2015. Mr. Zinterhofer is a Founding Partner of Searchlight Capital Partners. Prior to co-founding Searchlight, Mr. Zinterhofer was co-head of the media and telecommunications investment platform at Apollo Management, L.P. Mr. Zinterhofer has been an active cable investor over the last 15 years in companies such as Charter Communications, Liberty Cablevision Puerto Rico, Unity Media, Cablecom and Primacom. Mr. Zinterhofer is also an active investor in the fiber, wireless and satellite sectors, having invested in Integra Telecom, IPCS, Spectrasite and Dish TV India. In addition, Mr. Zinterhofer serves as a director for Charter Communications (Chairman), Hemisphere Media Group, and DISH TV India. His present term as a director on our board expires at the time of our 2018 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe all transactions that require reporting under Section 16 of the Exchange Act were reported on a timely basis, except that one of our executives (Mr. Hughes) inadvertently failed to file a Form 4 with the SEC for transactions that occurred on April 2, 2015, April 6, 2015, and April 8, 2015. The filing to report those transactions was made on February 13, 2017.

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

No Change in Nominating Procedure

There were no changes made during 2016 to the procedure by which our shareholders may recommend nominees to our board.

Litigation and Regulatory Matters

We were, as of December 31, 2016, involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  These actions are discussed in more detail elsewhere in this report.  See "Part I – Item 3 – Legal Proceedings."  However, as of that date, our board was unaware of any legal proceedings in which one or more of our directors, officers, affiliates or owners of record or beneficially of more than 5% of any class of our voting securities, or any associates of the previously listed persons were parties adverse to us or any of our subsidiaries.  Furthermore, as of that date, our board was unaware of any events occurring during the past 10 years materially adverse to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

In December 2010, Mr. Schneider settled charges brought against him by the SEC for actions that allegedly took place when he was the chief financial officer at Dell, Inc.  Mr. Schneider is no longer employed by Dell, Inc.  He settled the charges and consented to the issuance of an SEC administrative order without admitting or denying the SEC's findings, with limited exceptions.  The limited exceptions are acknowledgment of the SEC's jurisdiction over Mr. Schneider and the subject matter of the SEC proceedings brought against him, and the SEC findings with respect to litigation involving that company and certain of its senior executive officers including Mr. Schneider.  The court in that litigation entered an order permanently enjoining Mr. Schneider, by consent, from future violations of specified provisions of federal securities law.  Mr. Schneider paid, as specified in the court's order, $3.0 million as a civil money penalty and $83,096 in disgorgement of ill-gotten gains, as well as $38,640 in prejudgment interest.  In the settlement with the SEC, Mr. Schneider consented to his suspension from appearing or practicing before the SEC as an accountant for at least five years. Mr. Schneider filed an application for reinstatement to appear or practice as an accountant before the Commission as a preparer or reviewer of a public company's financial statements. That application for reinstatement was approved by the Commission on July 22, 2016.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview –

Compensation of our executive officers and directors during 2016 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program").  This compensation discussion and analysis ("Compensation Discussion and Analysis") addresses the material elements of our Compensation Program as applied to our Chief Executive Officer, our Chief Financial Officer, and to each of our three other most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2016.  All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers").  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

Both the Compensation Committee and the Company believe that the compensation paid to the Named Executive Officers under our Compensation Program is fair, reasonable, competitive and consistent with our Compensation Principles.  See "Part III – Item 11 – Compensation Discussion and Analysis: Principles of the Compensation Program."

Our Compensation Committee is composed of Messrs. Brett, Edgerton (Chair), Mooney, Schneider, and Ms. Baker.  All of the members of the committee are considered by our board to be Independent Directors.

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

Each year our Compensation Committee reviews elements of compensation for each of our senior executive officers including, for 2016, the Named Executive Officers. The Compensation Committee believes it has created a framework for an effective Compensation Program. The Compensation Committee modifies the Compensation Program at its discretion to continue its effectiveness for motivating the senior executive officers and aligning their interests with the long-term interests of our shareholders. We have not compared our compensation to a peer group since 2010. We do not currently benchmark our executive compensation against other peer group companies.

Elements of Compensation –

Overview.  For 2016, the elements of compensation in our Compensation Program were as follows:

•	Base Salary.

•	Incentive Compensation Bonus Plan ("Incentive Compensation Plan").

•	Stock Option Plan.

•	Perquisites.

•	Retirement and Welfare Benefits.

As of December 31, 2016, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of that date, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, in the event of a change in control, the options and restricted stock of our Named Executive Officers could vest.  See "Part III – Item 11 – Executive Compensation:  Potential Payments upon Termination or Change-in-Control."

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

Base Salary.  Effective January 1, 2016, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see "Part III – Item 11 – Executive Compensation:  Summary Compensation Table") were approved by the Compensation Committee.

Mr. Duncan's base salary reflects cash compensation of $925,000 per year.  Mr. Duncan's duties remained unchanged during 2016.

Mr. Pounds' base salary reflects cash compensation of $400,000 per year.  Mr. Pounds' duties remained unchanged during 2016.

Mr. Cary's base salary reflects cash compensation of $160,000 per year.  Mr. Cary was promoted to Senior Vice President and General Manager of GCI Business in 2016.

Mr. Chapados' base salary reflects cash compensation of $450,000 per year.  His duties remained unchanged during 2016.

Mr. Landes' base salary reflects cash compensation of $300,000 per year. Mr. Landes' duties remained unchanged during 2016.

Incentive Compensation Plan.  Overview – A portion of the Company's compensation to each Named Executive Officer relates to, and is contingent upon, the officer's performance and our financial performance and resources.

Messrs. Duncan, Pounds, Chapados, and Landes – Overview.  Our board approved an Incentive Compensation Plan for four of our Named Executive Officers (Messrs. Duncan, Pounds, Chapados, and Landes, collectively referred to herein as the Four Named Executive Officers) to create a framework that aligns the interests of our executive officers with the long-term interests of our shareholders. The Incentive Compensation Plan does not apply to the fifth Named Executive Officer, Mr. Cary.

In the context of the Four Named Executive Officers, the Compensation Committee first determined the targeted annual incentive compensation for each of them.  Incentive compensation is paid out in the form of 50% cash and 50% restricted stock grants that vest 100% at the end of three years, unless otherwise determined by the Compensation Committee based on the individual circumstances of each of the Four Named Executive Officers.  Therefore, the incentive compensation is designed to encourage the focus of these executives on long-term performance.  Discretionary annual cash bonuses are intended to reward short-term performance and to make our senior executive compensation packages competitive with comparable executive positions in other companies.

Incentive Compensation.  The following table provides a summary of the 2016 incentive compensation targets for the Four Named Executive Officers:

Name	Adjusted EBITDA ($)	Discretionary ($)	Total 2016 Incentive Compensation Plan Target ($)
Ronald A. Duncan[1]	394,668	1,578,674	1,973,342
Peter J. Pounds[2]	91,000	364,000	455,000
Gregory F. Chapados[2]	225,000	900,000	1,125,000
Paul E. Landes	70,000	330,000	400,000

1  Mr. Duncan's incentive compensation target is $498,342 higher than what was disclosed in the 2016 Proxy Statement filed with the SEC on May 17, 2016. As disclosed in the 2016 Proxy Statement, Mr. Duncan's final incentive compensation target is calculated by multiplying the sum of his base salary, director cash compensation, estimated value of the stock grant for service as a director, and incentive compensation ("Total Compensation") by the percentage increase in Adjusted EBITDA from Adjusted EBITDA in 2013 and adding that to his target incentive compensation.

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

Adjusted EBITDA.  The Adjusted EBITDA goal is intended to focus the Four Named Executive Officers on increasing Adjusted EBITDA. Adjusted EBITDA for purposes of this goal is Adjusted EBITDA, as defined in Note 12 in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" plus the cash received in excess of revenue recognized for long-term roaming arrangements. The goal is achieved by the Company recording Adjusted EBITDA that is equal to the Adjusted EBITDA target.

The target for this metric was $329.6 million in 2016 for the Four Named Executive Officers who would earn their Target Incentive Compensation for this goal if the metric was achieved.  In the case of the Four Named Executive Officers, the incentive compensation earned is increased or decreased from the Target Incentive Compensation by 5% for each $1 million that the actual Adjusted EBITDA is above or below the Adjusted EBITDA metric.

Discretionary.   The board will take various factors into account when deciding on the payout of the discretionary portion of the plan applying to the Four Named Executive Officers.  These factors include, but are not limited to, leadership, crisis management, succession planning, strategic planning, risk management, special projects, and financial reporting.

The following table summarizes the 2016 incentive compensation achieved by the Four Named Executive Officers, each of whom participated in this plan.  The 2016 incentive compensation was paid 50% in cash and 50% in the form of restricted stock grants that will vest at the end of three years after the grant date; the majority of the cash portion was paid in 2016:

Goals	Ronald A. Duncan	Peter J. Pounds	Gregory F. Chapados	Paul E. Landes
Adjusted EBITDA Goal – Target Incentive Compensation	$394,668	$91,000	$225,000	$70,000
Adjusted EBITDA Goal Achievement[1]	55.0%	55.0%	55.0%	55.0%
2016 Adjusted EBITDA Incentive Compensation Earned	$217,067	$50,050	$123,750	$38,500

Discretionary	$1,578,674	$364,000	$900,000	$330,000
Discretionary Achievement[2]	91.9%	102.9%	101.6%	81.0%
2016 Discretionary Incentive Compensation Earned	$1,450,197	$374,473	$914,411	$267,209

2016 Incentive Compensation Earned	$1,667,264	$424,523	$1,038,161	$305,709

[1]  The Adjusted EBITDA for this 2016 goal was $329.6 million for the Company.  The Named Executive Officers would earn their Target Incentive Compensation for this goal if the Company had Adjusted EBITDA equal to the metric.  The Target Incentive Compensation is increased or decreased by 5% for each $1 million that the actual Adjusted EBITDA is above or below the metric.  For 2016, the actual Adjusted EBITDA for purposes of this goal was $320.6 million resulting in actual Adjusted EBITDA that was $9.0 million below the metric, therefore, the earned Incentive Compensation for the Adjusted EBITDA goal was decreased by 45%.

[2]  Our Compensation Committee considered the following factors regarding the Discretionary Achievement of the Named Executive Officers.  With regard to Mr. Duncan, the Compensation Committee took into account his leadership during 2016, performance in developing a strategic plan for key components of our business, diversification and succession planning.  With regard to Mr. Pounds, the Compensation Committee considered his leadership in regards to risk management, debt refinancing, succession planning, financial planning and management, and financial reporting.  With regard to Mr. Chapados, the Compensation Committee considered, among other things, his leadership, his operating of the Wireline segment, his strategic and financial planning, and risk management. With regard to Mr. Landes, the Compensation Committee considered his leadership in succession planning, financial management and reporting, and his efforts meeting core corporate goals.

Mr. Cary - Mr. Cary's cash incentive compensation was paid in accordance with substantial growth in the former business line known as Mangaged Broadband. Additionally, Mr. Cary's incentive compensation rewarded him for his progress in restructuring the departments that serve our commercial customers. Mr. Cary's incentive plan for 2017 will be the same as the Four Named Executive Officers.

2017 Incentive Compensation Targets.  Based on discussions with our CEO, management and the practices of other companies, our Compensation Committee approved the following incentive compensation targets for our Named Executive Officers for 2017:

Name	Adjusted EBITDA ($)	Discretionary ($)	Total 2017 Incentive Compensation Plan Target ($)
Ronald A. Duncan[1]	434,131	1,736,526	2,170,657
Peter J. Pounds[2]	102,375	352,625	455,000
Martin E. Cary	97,500	552,500	650,000
Gregory F. Chapados[2]	270,619	932,131	1,202,750
Paul E. Landes	79,500	450,500	530,000

1  Mr. Duncan's incentive compensation target is calculated by multiplying the sum of his base salary, director cash compensation, estimated value of the stock grant for service as a director, and incentive compensation ("Total Compensation") by the percentage increase in Adjusted EBITDA from Adjusted EBITDA in 2013 and adding that to his target incentive compensation. Therefore, the exact amount of Mr. Duncan's 2016 Incentive Compensation Plan Target will not be known until the completion of fiscal year 2017.

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

Retention Incentives. Restricted stock grants are issued periodically to Named Executive Officers to encourage the executive to stay with the Company and to help the Named Executive Officers stay focused on the long-term performance of the Company. Messrs. Pounds and Cary received restricted stock grant of 75,000 shares each during 2016 as a retention incentive. Mr. Landes received restricted stock grant of 50,000 shares during 2016 as a retention incentive. Such shares will vest 100% on November 30, 2021.

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

The number of shares of Class A common stock allocated to the Stock Option Plan is 15.7 million shares.  The number of shares for which options or awards may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.  As of December 31, 2016, 1.5 million shares had been granted subject to vesting, 6.0 million share grants had vested, 8.7 million shares had been issued upon the exercise of options under the plan, 2.0 million shares had been repurchased by the plan and 1.5 million shares remained available for additional grants under the plan.

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

Perquisites.  The Company provides certain perquisites to its Named Executive Officers.  The Compensation Committee believes these perquisites are reasonable and appropriate and consistent with our awareness of perquisites offered by similar publicly traded companies.  The perquisites assist in attracting and retaining the Named Executive Officers and, in the case of certain perquisites, promote health, safety and efficiency of our Named Executive Officers.  These perquisites are as follows:

•
Use of Company Aircraft – The Company permits employees, including the Named Executive Officers, to use Company aircraft for personal travel for themselves and their guests.  Such travel generally is limited to a space available basis on flights that are otherwise business-related.  Where a Named Executive Officer, or a guest of that officer, flies on a space available basis, the additional variable cost to the Company (such as fuel, catering, and landing fees) is de minimus.  As a result, no amount is reflected in the Summary Compensation Table for that flight.  Where the additional variable cost to the Company occurs on such a flight for solely personal purposes of that Named Executive Officer or guest, that cost is included in the Summary Compensation Table entry for that officer.  Because it is rare for a flight to be purely personal in nature, fixed costs (such as hangar expenses, crew salaries and monthly leases) are not included in the Summary Compensation Table.  In any case, in the event such a cost is non-deductible by the Company under the Internal Revenue Code, the value of that lost deduction is included in the Summary Compensation Table entry for that Named Executive Officer.  When employees, including the Named Executive Officers, use Company aircraft for such travel they are attributed with taxable income in accordance with regulations pursuant to the Internal Revenue Code.  The Company does not "gross up" or reimburse an employee for taxes he or she owes on such attributed income.  The variable cost of the aircraft for personal travel, if any, is included in the respective entries in the Summary Compensation Table.  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

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

As of December 31, 2016, there remained 4.2 million shares of Class A and 0.5 million shares of Class B common stock allocated to our GCI 401(k) Plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

– Deferred Compensation Arrangements.  The Company offers to our executive officers deferred compensation arrangements specifically fashioned to the needs of the officer and us ("Deferred Compensation Arrangements").  During 2016, none of our Named Executive Officers participated in Deferred Compensation Arrangements.

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

In 2016, the Compensation Program was used in the development of each Named Executive Officer's individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan."

Our Compensation Committee determined to increase the cash component of Mr. Cary’ base salary from $160,000 to $200,000 effective January 1, 2017 and establish a total incentive compensation plan target for 2017 of $650,000 for Mr. Cary.  The increases to Mr. Cary's base salary and Incentive Compensation are to compensate him for the additional responsibilities resulting from combination of our business and managed broadband business lines. In addition, the Compensation Committee increased Mr. Chapados' total incentive compensation plan target for 2017 from $1,125,000 to $1,202,750 and Mr. Landes' total incentive compensation plan target for 2017 from $400,000 to $530,000. The increases to Mssrs. Chapados' and Landes' Incentive Compensation are to compensate them for the additional responsibilities resulting from the growth of the company. The amounts disclosed under "Part III – Item 11 – Incentive Compensation – Incentive Compensation Targets" reflect the increase to Messrs. Cary's, Chapados' and Landes’ 2017 incentive compensation targets.

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

Executive Compensation

Summary Compensation Table –

As of December 31, 2016, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal years 2016, 2015 and 2014.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Nonequity Incentive Plan Compen-sation ($)	Stock Awards[2] ($)	Option Awards[2] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[3]	Total ($)
Ronald A. Duncan[4] President and Chief Executive Officer	2016	925,000	—	833,632	1,118,454[5]	—	—	83,000	2,960,086
	2015	925,000	—	1,096,999	1,269,909[6]	—	—	83,000	3,374,908
	2014	925,000	—	1,087,216	1,093,862[7]	—	—	86,228	3,192,306
Peter J. Pounds Senior Vice President, Chief Financial Officer and Secretary	2016	400,000	5,280	206,982	1,845,581[8]	—	—	18,279	2,476,122
	2015	400,000	6,417	235,888	365,456[8]	—	—	20,437	1,028,198
	2014	350,000	2,281	174,503	92,289[7]	—	—	21,426	640,499
Martin E. Cary Senior Vice President and General Manager - Business[9]	2016	160,000	115,858	711,699	1,754,254[10]	—	—	60,190	2,802,001
Gregory F. Chapados Executive Vice President and Chief Operating Officer	2016	450,000	7,313	511,768	1,020,883[5]	—	—	22,279	2,012,243
	2015	450,000	8,363	530,748	757,863[6]	—	—	24,437	1,771,411
	2014	450,000	—	499,172	2,010,889[11]	—	—	23,426	2,983,487
Paul E. Landes Senior Vice President and General Manager - Consumer Services	2016	300,000	—	152,855	1,568,690[12]	—	—	22,279	2,043,824
	2015	300,000	472,279	233,735	72,378[6]	—	—	21,046	1,099,438
	2014	250,000	—	291,318	55,043[7]	—	—	23,907	620,268

[1] The Bonus Compensation represents compensation paid pursuant to the Incentive Compensation Plan in excess of the target payment under the plan.
[2] This column reflects the grant date fair values of awards of Class A common stock, restricted stock awards or stock options granted in the fiscal year indicated which were computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, Compensation – Stock Options ("ASC Topic 718").

[3] See, "Components of 'All Other Compensation'" table displayed below for more detail.
4  In 2014, Mr. Duncan received $148,625 in compensation for service on our board in the form of $65,000 in director fees and a stock award valued at $83,625. In 2015, Mr. Duncan received $183,650 in compensation for service on our board in the form of $65,000 in director fees and a stock award valued at $118,650. In 2016, Mr. Duncan received $176,300 in compensation for service on our board in the form of $65,000 in director fees and a stock award valued at $111,300.

[5] The Stock Awards granted during 2016 were for the Named Executive Officer's performance during 2015.
[6] The Stock Awards granted during 2015 were for the Named Executive Officer's performance during 2014.
[7] The Stock Awards granted during 2014 were for the Named Executive Officer's performance during 2013.
8  In 2016, Mr. Pounds received a stock award with a grant date fair value of $458,831 for his performance during 2015, a stock award with a grant date fair value of $1,386,750 as a retention incentive. In 2015, Mr. Pounds received a stock award with a grant date fair value of $268,400 for his performance during 2014, a stock award with a grant date fair value of $48,528 for his performance related to the Wireless Acquisition, and a stock award with a grant date fair value of $48,528 as a retention incentive.

[9] Compensation for Mr. Cary is only provided for 2016 as he was not a Named Executive Officer in 2014 and 2015.
10  In 2016, Mr. Cary received a stock award with a grant date fair value of $367,504 for his performance during 2015 and a stock award with a grant date fair value of $1,386,750 as a retention incentive.

11  In 2014, Mr. Chapados received a stock award with a grant date fair value of $551,389 for his performance during 2013 and a stock award with a grant date fair value of $1,459,500 as a retention incentive.

12  In 2016, Mr. Landes received a stock award with a grant date fair value of $644,190 for his performance during 2015 and a stock award with a grant date fair value of $924,500 as a retention incentive.

The amounts reported under the "All Other Compensation" column are comprised of the following:

Components of "All Other Compensation"

Name	Year	Stock Purchase Plan[1] ($)	Board Fees ($)	Success Sharing[2] ($)	Use of Company Leased Aircraft[3] ($)	Miscellaneous ($)	Total ($)
Ronald A. Duncan	2016	18,000	65,000	—	—	—	83,000
	2015	18,000	65,000	—	—	—	83,000
	2014	17,500	65,000	—	3,728	—	86,228
Peter J. Pounds	2016	18,000	—	279	—	—	18,279
	2015	18,000	—	2,437	—	—	20,437
	2014	17,500	—	1,926	—	2,000[4]	21,426
Martin E. Cary	2016	18,000		279	41,911	—	60,190
Gregory F. Chapados	2016	18,000	—	279	—	4,000[4]	22,279
	2015	18,000	—	2,437	—	4,000[4]	24,437
	2014	17,500	—	1,926	—	4,000[4]	23,426
Paul E. Landes	2016	18,000	—	279	—	4,000[4]	22,279
	2015	18,000	—	3,046	—	—	21,046
	2014	17,500	—	2,407	—	4,000[4]	23,907

[1]  Amounts are contributions by us matching each employee's contribution.  Matching contributions by us under our GCI 401(k) Plan are available to each of our full-time employees with over one year of service.  During 2016 and 2015, the match was based upon the lesser of $18,000 ($17,500 for 2014) or 10% of the employee's salary and the total of the employee's pre-tax and post-tax contributions to the plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Retirement and Welfare Benefits – GCI 401(k) Plan."

[2] See "Part III – Item 11 – Compensation Discussion and Analysis: Elements of Compensation – Perquisites."
[3] The value of use of Company leased aircraft is shown at the variable cost to the Company.
[4] Compensation for attending certain management meetings.

Grants of Plan-Based Awards Table –

The following table displays specific information on grants of options, awards and non-equity incentive plan awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2016.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards[1] ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ronald A. Duncan	02/12/16	---	---	---	---	---	---	55,460[2]	---	---	1,007,154
	06/01/16	---	---	---	---	---	---	7,500[3]	---	---	111,300
Peter J. Pounds	02/12/16	---	---	---	---	---	---	25,266[2]	---	---	458,831
	12/10/16	---	---	---	---	---	---	75,000[4]	---	---	1,386,750
Martin E. Cary	02/12/16	---	---	---	---	---	---	20,237[2]	---	---	367,504
	12/10/16	---	---	---	---	---	---	75,000[5]	---	---	1,386,750
Gregory F. Chapados	02/12/16	---	---	---	---	---	---	56,216[2]	---	---	1,020,883
Paul E. Landes	02/12/16	---	---	---	---	---	---	35,473[2]	---	---	644,190
	12/10/16	---	---	---	---	---	---	50,000[6]	---	---	924,500

[1] Computed in accordance with FASB ASC Topic 718.
[2]  Represents the 50% portion of the 2015 incentive compensation paid in the form of restricted stock grants under our Incentive Compensation Plan that were not granted until 2016.  Restricted stock awards are included in the "Stock Awards" column of the Summary Compensation Table above.

3 Mr. Duncan's stock award was granted pursuant to the terms of our Director Compensation Plan. See "Part III – Item 11 – Director Compensation."
4 Mr. Pounds received a restricted stock award of 75,000 shares as a retention incentive.
5 Mr. Cary received a restricted stock award of 75,000 shares as a retention incentive.
6 Mr. Landes received a restricted stock award of 50,000 shares as a retention incentive.

Outstanding Equity Awards at Fiscal Year-End Table –

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2016.  Vesting of these options and awards varies for the Named Executive Officers as described in the footnotes to the table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Duncan	---	---	---	---	79,070	[1]	1,537,912	[1]	---	---
	---	---	---	---	55,460	[2]	1,078,697	[2]	---	---
Peter J. Pounds	---	---	---	---	50,000	[3]	972,500	[3]	---	---
	---	---	---	---	18,434	[1]	358,541	[1]	---	---
	---	---	---	---	1,666	[4]	32,404	[4]	---	---
	---	---	---	---	3,333	[5]	64,827	[5]	---	---
	---	---	---	---	25,266	[2]	491,424	[2]	---	---
	---	---	---	---	75,000	[6]	1,458,750	[6]	---	---
Martin E. Cary	---	---	---	---	7,795	[1]	151,613	[1]	---	---
	---	---	---	---	13,491	[7]	262,400	[7]	---	---
					75,000	[6]	1,458,750	[6]
Gregory F. Chapados	---	---	---	---	90,000	[8]	1,750,500	[8]	---	---
	---	---	---	---	52,051	[1]	1,012,392	[1]	---	---
	---	---	---	---	56,216	[2]	1,093,401	[2]	---	---
Paul E. Landes	---	---	---	---	4,971	[1]	96,686	[1]	---	---
	---	---	---	---	35,473	[2]	689,950	[2]	---	---
	---	---	---	---	29,482	[3]	573,425	[3]	---	---
	---	---	---	---	50,000	[6]	972,500	[6]	---	---

[1] Restricted stock vests on November 30, 2017.
[2] Restricted stock vests on November 30, 2018.
[3] Restricted stock vests on December 7, 2017.
[4] Restricted stock vests on February 6, 2017.
[5] Restricted stock vests on February 6, 2018.
[6] Restricted stock vests on November 30, 2021.
[7] Restricted stock vests 6,746 shares on November 30, 2017 and 6,745 shares on November 30, 2018.
[8] Restricted stock vests 30,000 shares on January 1, 2017, 2018 and 2019, respectively.

Option Exercises and Stock Vested Table –

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2016:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Ronald A. Duncan	---	---	103,827		1,750,523
	---	---	7,500	[1]	111,300
Peter J. Pounds	---	---	1,667		28,756
	---	---	9,485		159,917
Martin E. Cary	---	---	9,669		163,019
	---	---	7,796		131,441
	---	---	6,746		113,738
Gregory F. Chapados	---	---	100,000		1,469,000
	---	---	56,669		955,439
	---	---	30,000		585,000
Paul E. Landes	---	---	5,657		95,377

[1] This stock award relates to Mr. Duncan's service as one of our directors.

Potential Payments upon Termination or Change-in-Control –

As of December 31, 2016, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of December 31, 2016, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, the outstanding options and awards for each of our Named Executive Officers would vest upon his or her disability, planned retirement or death, or could vest upon a change-in-control of the Company.

Nonqualified Deferred Compensation

Deferred Compensation Arrangements –

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers.  These arrangements are negotiated with individual officers on a case-by-case basis.  Our Named Executive Officers did not participate in a Deferred Compensation Arrangement with us during 2016.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of four members of our board as identified elsewhere in this report.  All of these members served on the committee during all of 2016.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Overview."  The relationships of them to us are described elsewhere in this report.  See "Part III – Item 10 – Identification," "Part III – Item 12 – Principal Shareholders" and "Part III – Item 13 – Certain Transactions."

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon that review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our 2016 annual report.

Compensation Committee
Jerry A. Edgerton, Chair
Bridget L. Baker
Stephen M. Brett
Stephen R. Mooney
James M. Schneider

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors ("Director Compensation Plan"), each for services as a director during the year ended December 31, 2016:

2016 Director Compensation1

Name	Fees Earned or Paid in Cash ($)	Stock Awards[2] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Brett	65,000	111,300	—	—	—	—	176,300
Bridget L. Baker	65,000	111,300	—	—	—	—	176,300
Jerry A. Edgerton	65,000	111,300	—	—	—	—	176,300
Scott M. Fisher	65,000	111,300	—	—	—	—	176,300
William P. Glasgow	65,000	111,300	—	—	—	—	176,300
Mark W. Kroloff	65,000	111,300	—	—	—	—	176,300
Stephen R. Mooney	90,000	111,300	—	—	—	—	201,300
James M. Schneider	65,000	111,300	—	—	—	—	176,300
Eric L. Zinterhofer	65,000	111,300	—	—	—	—	176,300

[1] Compensation to Mr. Duncan as a director is described elsewhere in this report. See "Part III – Item 11 – Executive Compensation" and "Compensation Discussion and Analysis."
[2]  Each director received a grant award of 7,500 shares of Company Class A common stock on June 1, 2016 (the grant date).  The value of the shares on the date of grant was $14.84 per share, i.e., the closing price of the stock on Nasdaq on that date and as calculated in accordance with FASB ASC Topic 718.

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  During 2016, the Director Compensation Plan provided for $65,000 per year for all Directors with the exception of Mr. Mooney, Audit Committee chair, who will receive an additional $25,000 per year (paid quarterly).

During 2016, the stock compensation portion of our Director Compensation Plan consisted of a grant of 7,500 shares of Class A common stock to a director for a year of service, or a portion of a year of service.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

Except for our Director Compensation Plan, during 2016 the directors on our board received no other direct compensation for serving on the board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2016, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights; the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	3,000	6.74	1,517,940
Total:	3,000	6.74	1,517,940

Ownership of Company

Principal Shareholders –

The following table sets forth, as of December 31, 2016 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A common stock and Class B common stock by each of the following:

•	Each person known by us to own beneficially 5% or more of the outstanding shares of Class A common stock or Class B common stock.

•	Each of our directors.

•	Each of the Named Executive Officers.

•	All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Name of Beneficial Owner[1]	Title of Class[2]	Amount and Nature of Beneficial Ownership (#)		% of Class	% of Total Shares Outstanding (Class A & B)[2]	% Combined Voting Power (Class A & B)[2]
Stephen M. Brett	Class A	90,250		*	*	*
	Class B	—		—
Ronald A. Duncan	Class A	1,035,792	[3]	3.2	6.2	19.9
	Class B	1,174,918	[3]	37.3
Bridget L. Baker	Class A	27,500	[4]	*	*	*
	Class B	—		—
Jerry A. Edgerton	Class A	54,250	[5]	*	*	*
	Class B	—		—

Scott M. Fisher	Class A	590,550	[6]	1.8	1.6	*
	Class B	—		—
William P. Glasgow	Class A	66,594	[7]	*	*	*
	Class B	—		—
Mark W. Kroloff	Class A	58,600		*	*	*
	Class B	—		—
Stephen R. Mooney	Class A	73,900		*	*	*
	Class B	—		—
James M. Schneider	Class A	51,392		*	*	*
	Class B	—		—
G. Wilson Hughes	Class A	721,448	[8]	2.2	2.0	1.2
	Class B	2,695	[8]	*
Peter J. Pounds	Class A	208,027		*	*	*
	Class B	—		—
Martin E. Cary	Class A	128,916		*	*	*
	Class B	—		—
Gregory F. Chapados	Class A	522,974	[9]	1.6	1.5	*
	Class B	—		—
Paul E. Landes	Class A	158,006	[10]	*	*	*
	Class B	—		—
Black Rock, Inc. 40 East 52nd Street New York, New York 10022	Class A	4,221,965	[11]	12.9	11.8	6.6
	Class B	—		—
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	Class A	2,308,248	[12]	7.1	6.4	3.6
	Class B	—		—
GCI 401(k) Plan 2550 Denali St., Ste. 1000 Anchorage, Alaska 99503	Class A	2,184,252		6.7	6.2	3.8
	Class B	28,152		*
Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, Colorado 80203-1264	Class A	261,563		*	1.9	7.2
	Class B	433,924		13.8
John W. Stanton and Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, Washington 98004	Class A	1,242,627		3.8	7.5	24.3
	Class B	1,436,469		45.6
The Vanguard Group, Inc. 100 Vanguard Blvd Malvern, Pennsylvania 19355	Class A	3,015,221	[14]	9.2	8.4	4.7
	Class B	—		—
All Directors and Executive Officers As a Group (17 Persons)	Class A	4,320,841	[15]	13.2	15.4	25.1
	Class B	1,177,613	[15]	37.3

* Represents beneficial ownership of less than 1% of the corresponding class or series of stock.

[1]  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2016 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A or B common stock.  The Class A shares do not include the number of Class B shares owned although the Class B shares are convertible on a share-per-share basis into Class A shares.

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

[3]  Includes 1,035,792 shares of Class A Common Stock and 1,174,918 shares of Class B Common Stock to which Mr. Duncan has a pecuniary interest (and for which 968,618 shares of Class A Common Stock and 1,116,917 shares of Class B Common Stock are pledged as security). Does not include the following (a) 20,000 shares of Class A Common Stock held by Missy, LLC, which is 25% owned by Mr. Duncan, 25% owned by Dani Bowman and 50% owned by a trust of which Mr. Duncan’s daughter is the 50% beneficiary and for which Mr. Duncan is the General Manager and has voting and dispositive power; (b) 15,000 shares of Class A Common Stock owned by the Neoma Lowndes Trust which Ms. Miller is a 50% beneficiary and for which Mr. Duncan is the trustee with sole voting and dispositive power; (c) 55,560 shares of Class A Common Stock or 8,242 shares of Class B Common Stock held by the Amanda Miller Trust, with respect to which Mr. Duncan disclaims beneficial ownership (Ms. Miller is Mr. Duncan’s daughter); (d) 63,186 shares of Class A Common Stock or 27,020 shares of Class B Common Stock held by Dani Bowman, Mr. Duncan’s wife, of which Mr. Duncan disclaims beneficial ownership.

[4] Includes 5,000 shares of Class A common stock pledged as security.
[5] Includes 54,250 shares of Class A common stock pledged as security.
[6] Includes 525,200 shares of Class A common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.
[7] Does not include 158 shares owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.
[8]  Includes 23,916 shares of Class A common stock allocated to Mr. Hughes under the GCI 401(k) Plan, as of December 31, 2016.  Includes 178,398 shares of Class A common stock pledged as security.  Excludes 26,270 shares held by the Company pursuant to Mr. Hughes' Deferred Compensation Agreement.

[9] Includes 15,607 shares of Class A common stock allocated to Mr. Chapados under the GCI 401(k) Plan, as of December 31, 2016. Includes 304,413 shares of Class A common stock pledged as security.
[10] Includes 33,933 shares of Class A common stock allocated to Mr. Landes under the GCI 401(k) Plan, as of December 31, 2016.
11 As disclosed in Schedule 13G filed with the SEC on January 12, 2017, Black Rock, Inc. has sole voting power for 4,152,366 shares of Class A common stock and sole dispositive power for 4,221,965 shares of Class A common stock.

12 As disclosed in Schedule 13G filed with the SEC on February 9, 2017, Dimensional Fund Advisors LP has sole voting power for 2,212,028 shares of Class A common stock and sole dispositive power for 2,308,248 shares of Class A common stock.

13 As disclosed in Schedule 13G filed with the SEC on January 31, 2017.
14 As disclosed in Schedule 13G filed with the SEC on February 13, 2017, The Vanguard Group, Inc. has sole voting power of 53,353 shares of Class A common stock, shared dispositive power for 54,253 shares of Class A common stock and sole dispositive power for 2,960,968 shares of Class A common stock.

[15] Includes 109,938 shares of Class A common stock allocated to such persons under the GCI 401(k) Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Transactions with Related Persons –

Stanton Shareholdings, Registration Rights Agreement.  As of December 31, 2016, John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, "Stantons"), continued to be significant shareholders of our

Class B common stock.  As of that date, neither the Stantons nor the Stantons' affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

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

Duncan Leases.  We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us.  The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased by $1.3 million to record the extension of this capital lease.  The amended lease terminates on September 30, 2026.  The property consists of a building presently occupied by us.  As of December 31, 2016, the payments on the lease were $26,332 per month.  They continue at that rate through September 2017 at which time they will increase to $27,132 per month.

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

Item 14. Principal Accountant Fees and Services

Overview

On March 1, 2017, our Audit Committee approved the appointment of Grant Thornton as the Company’s External Accountant for 2017.  Also on that date, our board ratified that appointment by the Audit Committee.

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

During 2016, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services
The aggregate fees billed to us by our External Accountant in each of these categories for each of 2016 and 2015 are set forth as follows:

External Accountant Auditor Fees

Type of Fees	2016	2015
Audit Fees[1]	$1,406,817	1,521,063
Audit-Related Fees[2]	28,875	28,875
Tax Fees[3]	148,397	223,569
All Other Fees[4]	—	—
Total	$1,584,089	1,773,507

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

All of the services described above were approved in conformity with the Audit Committee's pre-approval policy.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	77

Consolidated Balance Sheets, December 31, 2016 and 2015	79

Consolidated Statements of Operations, years ended December 31, 2016, 2015 and 2014	81

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2016, 2015 and 2014	82

Consolidated Statements of Cash Flows, years ended December 31, 2016, 2015 and 2014	83

Notes to Consolidated Financial Statements	84

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	120

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited the accompanying consolidated balance sheets of General Communication, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Communication, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington
March 2, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
General Communication, Inc.

We have audited the internal control over financial reporting of General Communication, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report, dated March 2, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
March 2, 2017

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$19,297	26,528

Receivables	219,794	208,384
Less allowance for doubtful receivables	4,407	3,630
Net receivables	215,387	204,754

Prepaid expenses	18,599	12,862
Inventories	11,945	11,322
Other current assets	167	3,129
Total current assets	265,395	258,595

Property and equipment	2,614,875	2,384,530
Less accumulated depreciation	1,452,957	1,290,149
Net property and equipment	1,161,918	1,094,381

Goodwill	239,263	239,263
Cable certificates	191,635	191,635
Wireless licenses	92,347	86,347
Other intangible assets, net of amortization	74,444	69,290
Other assets	40,937	27,429
Total other assets	638,626	613,964
Total assets	$2,065,939	1,966,940

See accompanying notes to consolidated financial statements.

Continued

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2016	2015
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligations	$13,229	12,050
Accounts payable	72,937	63,014
Deferred revenue	37,618	34,128
Accrued payroll and payroll related obligations	30,305	31,337
Accrued liabilities	14,729	22,822
Accrued interest (including $5,132 to a related party at December 31, 2016 and 2015)	13,926	13,655
Subscriber deposits	917	1,242
Total current liabilities	183,661	178,248

Long-term debt, net (including $56,640 and $54,810 due to a related party at December 31, 2016 and 2015, respectively)	1,333,446	1,329,396
Obligations under capital leases, excluding current maturities (including $1,769 and $1,824 due to a related party at December 31, 2016 and 2015, respectively)	50,316	59,651
Deferred income taxes	137,982	106,145
Long-term deferred revenue	135,877	93,427
Tower obligation	87,653	—
Other liabilities (including $29,700 and $32,820 for derivative stock appreciation rights with a related party at December 31, 2016 and 2015, respectively)	83,756	80,812
Total liabilities	2,012,691	1,847,679

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 32,668 and 35,593 shares at December 31, 2016 and 2015, respectively; outstanding 32,642 and 35,567 shares at December 31, 2016 and 2015, respectively	—	—
Class B. Authorized 10,000 shares; issued and outstanding 3,153 and 3,154 shares at December 31, 2016 and 2015, respectively; convertible on a share-per-share basis into Class A common stock	2,663	2,664
Less cost of 26 Class A common shares held in treasury at December 31, 2016 and 2015	(249)	(249)
Paid-in capital	3,237	6,631
Retained earnings	17,068	79,217
Total General Communication, Inc. stockholders' equity	22,719	88,263
Non-controlling interests	30,529	30,998
Total stockholders’ equity	53,248	119,261
Total liabilities and stockholders’ equity	$2,065,939	1,966,940

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

(Amounts in thousands, except per share amounts)	2016	2015	2014
Revenues:
Non-related party	$933,812	973,251	850,656
Related party	—	5,283	59,542
Total revenues	933,812	978,534	910,198

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	302,578	321,457	291,770
Related party	—	881	10,934
Total cost of goods sold	302,578	322,338	302,704

Selling, general and administrative expenses
Non-related party	358,356	337,839	289,674
Related party	—	540	3,973
Total selling, general and administrative expenses	358,356	338,379	293,647

Depreciation and amortization expense	193,775	181,767	170,285
Software impairment charge	—	29,839	—
Operating income	79,103	106,211	143,562

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(78,628)	(78,786)	(72,496)
Related party interest expense	(7,455)	(6,602)	—
Derivative instrument unrealized income (loss) with related party	3,120	(11,160)	—
Loss on extinguishment of debt	(640)	(27,700)	—
Impairment of equity method investment	—	(12,593)	—
Other	5,569	2,917	(1,793)
Other expense, net	(78,034)	(133,924)	(74,289)
Income (loss) before income taxes	1,069	(27,713)	69,273
Income tax (expense) benefit	(5,205)	1,847	(10,029)
Net income (loss)	(4,136)	(25,866)	59,244
Net income attributable to non-controlling interests	(469)	159	51,687
Net income (loss) attributable to General Communication, Inc.	$(3,667)	(26,025)	7,557
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(0.10)	(0.69)	0.18
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(0.10)	(0.69)	0.18
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(0.15)	(0.69)	0.18
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(0.15)	(0.69)	0.18

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands)	Shares of Class A and B Common Stock	Class A Common Stock	Class B Common Stock	Class A and B Shares Held in Treasury	Paid-in Capital	Retained Earnings	Non- controlling Interests	Total Stockholders’ Equity
Balances at January 1, 2014	40,464	$11,467	2,673	(866)	26,880	116,990	300,210	457,354
Net income	—	—	—	—	—	7,557	51,687	59,244
Common stock repurchases and retirements	(625)	(6,850)	—	—	—	—	—	(6,850)
Shares issued under stock option plan	51	466	—	—	—	—	—	466
Issuance of restricted stock awards	1,267	8,529	—	—	(8,529)	—	—	—
Share-based compensation expense	—	—	—	—	8,324	—	—	8,324
Issuance of treasury shares related to deferred compensation payment	—	—	—	617	98	—	—	715
Distribution to non-controlling interest	—	—	—	—	—	—	(50,000)	(50,000)
Adjustment to investment by non-controlling interest	—	—	—	—	—	—	(2,131)	(2,131)
Other	—	5	(5)	—	—	—	100	100
Balances at December 31, 2014	41,157	13,617	2,668	(249)	26,773	124,547	299,866	467,222
Net income (loss)	—	—	—	—	—	(26,025)	159	(25,866)
Common stock repurchases and retirements	(3,317)	(34,469)	—	—	—	(19,305)	—	(53,774)
Shares issued under stock option plan	219	474	—	—	—	—	—	474
Issuance of restricted stock awards	688	20,374	—	—	(20,374)	—	—	—
Share-based compensation expense	—	—	—	—	10,744	—	—	10,744
Distribution to non-controlling interest	—	—	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	—	—	3,209	3,209
Non-controlling interest acquisition	—	—	—	—	(10,282)	—	(271,521)	(281,803)
Other	—	4	(4)	—	(230)	—	50	(180)
Balances at December 31, 2015	38,747	—	2,664	(249)	6,631	79,217	30,998	119,261
Net loss	—	—	—	—	—	(3,667)	(469)	(4,136)
Common stock repurchases and retirements	(3,733)	(196)	—	—	—	(58,483)	—	(58,679)
Issuance of restricted stock awards	790	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	11,051	—	—	11,051
Non-controlling interest acquisition	—	—	—	—	(14,445)	—	—	(14,445)
Other	17	196	(1)	—	—	1	—	196
Balances at December 31, 2016	35,821	$—	2,663	(249)	3,237	17,068	30,529	53,248

See accompanying notes to consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(Amounts in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4,136)	(25,866)	59,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	193,775	181,767	170,285
Share-based compensation expense	11,043	10,902	8,392
Deferred income tax expense (benefit)	5,205	(1,847)	10,029
Unrealized (gain) loss on derivative instrument with related party	(3,120)	11,160	—
Loss on extinguishment of debt	640	27,700	—
Software impairment charge	—	29,839	—
Impairment of equity method investment	—	12,593	—
Other noncash income and expense items	11,696	16,142	9,933
Change in operating assets and liabilities	(14,827)	(8,435)	320
Net cash provided by operating activities	200,276	253,955	258,203
Cash flows from investing activities:
Purchases of property and equipment	(194,478)	(176,235)	(176,109)
Purchase of KKCC assets	(19,700)	—	—
Purchases of other assets and intangible assets	(17,486)	(13,955)	(11,018)
Note receivable payment from an equity method investee	3,000	—	—
Purchase of investments	(1,800)	—	(25,735)
Grant proceeds	1,527	14,007	1,136
Restricted cash	175	65	5,871
Proceeds from the sale of investment	—	7,551	6,180
Purchase of businesses, net of cash received	—	(12,736)	(2,514)
Note receivable issued to an equity method investee	—	(3,000)	—
Other	1,599	(4,760)	49
Net cash used for investing activities	(227,163)	(189,063)	(202,140)
Cash flows from financing activities:
Repayment of debt, capital lease, and tower obligations	(132,205)	(494,982)	(118,585)
Borrowing on Senior Credit Facility	125,000	295,000	89,000
Proceeds from tower transaction	90,795	—	—
Purchase of treasury stock to be retired	(58,679)	(53,774)	(6,850)
Payment of debt issuance costs	(5,451)	(13,979)	(84)
Issuance of 2025 Notes	—	445,973	—
Purchase of non-controlling interests	—	(282,505)	—
Issuance of Searchlight note payable and derivative stock appreciation rights with related party	—	75,000	—
Payment of bond call premium	—	(20,244)	—
Distribution to non-controlling interest	—	(4,932)	(50,000)
Other	196	677	887
Net cash provided by (used for) financing activities	19,656	(53,766)	(85,632)
Net increase (decrease) in cash and cash equivalents	(7,231)	11,126	(29,569)
Cash and cash equivalents at beginning of period	26,528	15,402	44,971
Cash and cash equivalents at end of period	$19,297	26,528	15,402

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The following table summarizes the allocation of total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets excluding working capital adjustments (amounts in thousands):

Total consideration transferred to ACS	$304,838

Allocation of consideration between wireless assets and non-controlling interest acquired:
AWN non-controlling interest	$303,831
Property and equipment	746
Other intangible assets	261
Total consideration	$304,838

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

Reduction of non-controlling interest	$268,364
Increase in deferred tax assets	9,583
Additional paid-in capital	25,884
Fair value of consideration paid for acquisition of equity interest	$303,831

Pursuant to the accounting guidance in ASC 805-50, we determined that the Acquired ACS Assets did not meet the criteria necessary to constitute a business combination and was therefore accounted for as an asset purchase. We recognized the assets acquired in our Consolidated Balance Sheet at their allocated cost on the day of acquisition. The deferred tax assets and additional paid-in capital were adjusted in 2016 as a result of the reallocation of partnership tax basis as determined when preparing the 2015 federal tax return.

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

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the guidance in the new standard in order to clarify the principal versus agent assessment and is intended to make the guidance more operable and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU 2016-11, which

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

rescinds SEC paragraphs pursuant to SEC staff announcements regarding ASU 2014-09. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in certain narrow areas and adds some practical expedients to ASU 2014-09. Finally, ASU 2016-20 makes minor corrections or improvements to ASU 2014-09 that are not expected to have a significant effect on accounting practices under ASU 2014-09.

The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate using the retrospective method to adopt this standard. Early adoption is permitted for annual periods beginning after December 15, 2016, however, we do not plan to early adopt this standard. We have assessed our material revenue streams and we do not anticipate significant changes to our revenue recognition as a result of this new standard.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

In January 2017, the FASB issued an ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. We adopted and applied ASU 2017-01 to a transaction that we closed in November 2016 (see Note 5 of this Form 10-K for information on the transaction).

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
We compute net income (loss) attributable to GCI per share of Class A and Class B common stock using the “two class” method.  Therefore, basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income by the

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the dilutive net income per share of Class A common stock assumes the conversion of Class B common stock to Class A common stock, while the dilutive net income per share of Class B common stock does not assume the conversion of those shares. The computation of the dilutive net income per share of Class A common stock also assumes the conversion of our derivative financial instrument that may be settled in cash or shares (as described in Note 11 of this Form 10-K), shares associated with unexercised stock options and deferred compensation that may be settled in cash or shares if the effect of conversion is dilutive. Additionally, in applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.

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
We have a common stock buyback program to repurchase GCI's Class A and Class B common stock. The cost of the repurchased common stock reduces Common Stock and Retained Earnings in our Consolidated Balance Sheets and is constructively retired as of December 31, 2016, 2015 and 2014.

(j)	Redeemable Preferred Stock
We have 1,000,000 shares of preferred stock authorized with no shares issued and outstanding at years ended December 31, 2016, 2015 and 2014.

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

Depending upon the type of account receivable our allowance is calculated using a pooled basis with an allowance for all accounts greater than 120 days past due, a pooled basis using a percentage of related accounts, or a specific identification method.  When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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
Wireless handset inventories are stated at the lower of cost or net realizable value. Cost is determined using the average cost method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenue.

Inventories of other merchandise for resale and parts are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.

(o)	Property and Equipment
Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under capital leases is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2016, that management intends to place in service during 2017 and 2018.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

stations in certain areas. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition.

All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method.

(q)	Impairment of Intangibles, Goodwill, and Long-lived Assets
Cable certificates, wireless licenses and broadcast licenses are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired.  We assessed qualitative factors (“Step Zero”) in our annual test over our cable certificate, wireless license and broadcast license assets as of October 31, 2016 to determine if it is more likely than not that those intangible assets are impaired and require further analysis. As part of our Step Zero analysis, we considered our own economic position, estimated future growth, and geographic and industry economic outlooks. These estimates and assumptions have a significant impact on our analysis.

The quantitative impairment test ("Step One") for identifiable indefinite-lived intangible assets other than goodwill consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new accounting basis.  Impairment testing of our cable certificate, wireless license and broadcast license assets as of October 31, 2015, used a direct discounted cash flow method. This approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  We used a Step Zero analysis for goodwill impairment as of October 31, 2016 to determine whether it is more likely than not that goodwill is impaired. We considered qualitative factors such as our economic position, estimated future growth, geographic and industry economic outlooks, and the margin by which our fair value exceeded the book value in 2015. These estimates and assumptions have a significant impact on our analysis.

For goodwill impairment testing as of October 31, 2015, we used the quantitative two-step process.  The first step of the quantitative goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount.  To determine our reporting units, we evaluated the components one level below the segment level and we aggregated the components if they had similar economic characteristics. As a result of this assessment, our reporting units were the same as our two reportable segments. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  We used an income approach to determine the fair value of our reporting units for purposes of our goodwill impairment test.  In addition, a market-based approach is used where possible to corroborate the fair values determined by the income approach.  The income approach requires us to make estimates and assumptions including projected cash flows and discount rates.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such impairment charge.

We completed our annual goodwill and intangibles review and no impairment charge was recorded for the years ended December 31, 2016, 2015 and 2014.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

During the year ended December 31, 2015, we recorded impairment charges related to our long-lived software assets (see Note 16 of this Form 10-K for detailed information). We recorded no impairment charges related to our long lived assets for the years ended December 31, 2016 and 2014.

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

We review our investment portfolio each reporting period to determine whether there are events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. We recorded an impairment loss of $12.6 million related to one of our equity investments during the year ended December 31, 2015 (see "Equity Method Investment" section of Note 14 of this Form 10-K for additional information). We recorded no impairment charges to equity method or cost method investments for the years ended December 31, 2016 and 2014.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2014	$31,940
Liability incurred	2,048
Accretion expense	1,121
Liability settled	(49)
Balance at December 31, 2015	35,060
Liability incurred	1,580
Revisions in estimated cash flows, including adjustment from tower transaction (Note 2)	3,368
Accretion expense	1,229
Liability settled	(82)
Balance at December 31, 2016	$41,155

During the years ended December 31, 2016 and 2015, we recorded additional capitalized costs of $4.9 million and $2.0 million, respectively, in Property and Equipment.

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
We account for our derivative instrument in accordance with ASC 815-10, Derivatives and Hedging. ASC 815-10 establishes accounting and reporting standards requiring that derivative instruments, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. ASC 815-10 also requires that changes in the fair value of derivative instruments be recognized currently in results of operations unless specific hedge accounting criteria are met. We have not entered into any hedging activities to date. We recognize all derivative instruments as either assets or liabilities in our Consolidated Balance Sheets at their respective fair values. Our derivative instrument (as described in Note 9 of this Form 10-K) includes stock appreciation rights, which have been recorded as a liability at fair value, and will be revalued at each reporting date, with changes in the fair value of the instrument included in our Consolidated Statements of Operations as Derivative Instrument Unrealized Income (Loss) with Related Party.

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

•
Video service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when the amount is known and title to the handset and accessories passes to the customer. As the non-refundable, up-

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
We offer new and existing wireless customers the option to participate in Upgrade Now, a program that is described above in Note 1 of this Form 10-K. Upgrade Now is a multiple-element arrangement typically consisting of the trade-in right, handset, and one month of wireless service. At the inception of the arrangement, revenue is allocated between the separate units of accounting based upon each components' relative selling price on a standalone basis. This is subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent on the delivery of additional products or services to the customer in the future. We recognize the full amount of the fair value of the trade-in right (not an allocated value) as a guarantee liability and the remaining allocable consideration is allocated to the handset and wireless service. We recognize revenue for the entire amount of the EIP receivable at the time of sale, net of the fair value of the trade-in right guarantee and imputed interest. See also in Note 1 of this Form 10-K additional information on guarantee liabilities and EIP receivables.

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

•
We account for fiber capacity Indefeasible Right to Use ("IRU") agreements as an operating lease or service arrangement and we defer the revenue and recognize it ratably over the life of the IRU or as service is rendered,

•
Access revenue is recognized when earned.  We participate in an intrastate access revenue pool with other telephone companies.  The pool is funded by access charges regulated by the Regulatory Commission of Alaska ("RCA") within the intrastate jurisdiction These revenues are subject to adjustment in future accounting periods as based upon adjustments made by all pool participants and Interexchange carrier customers. To the extent that a dispute arises over revenue settlements, our policy is to defer revenue recognition until the dispute is resolved,

•
We receive grant revenue for the purpose of building or operating communication infrastructure in rural areas.  We defer the revenue and recognize it over the life of the asset that was constructed using grant funds or the period of grant compliance,

•
We offer sales incentives to new and existing customers as motivation to purchase our products and services. Cash incentives are recorded as an offset to revenue while noncash incentives are recorded as an operating expense. Sales incentives that relate to a customer contract over a specific period of time are recognized using the straight-line method over the contract term. For sales incentives that are earned by the customer over a specific period of time, we accrue an estimated offset to revenue or expense amount over the period that the incentive is earned by the customer,

•	Other revenues are recognized when the service is provided.

Universal Service Fund
As an Eligible Telecommunications Carrier ("ETC"), we receive support from the Universal Service Fund ("USF") to support the provision of wireline local access and wireless service in high cost areas. On August 31, 2016, the FCC published a Report and Order to reform the methodology for distributing USF high cost support for both wireline and wireless voice and broadband service (“Alaska High Cost

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Order”).  The Alaska High Cost Order was a significant program change that required a reassessment of our high cost support revenue recognition.

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

As a result of the Alaska High Cost Order, we apply the proportional performance revenue recognition method to account for the transition from accruals based on line counts to a fixed payment stream while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Remote high cost support payments from September 2016 through January 2027 net of our Remote accounts receivable balance at August 31, 2016. An equal amount of this result is recognized as Remote support revenue each period. In 2022, the FCC may redistribute support in areas with duplicative LTE service. We will account for any changes made by the FCC to redistribute support prospectively.

Urban High Cost Support
Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandates that as of January 1, 2017, Urban high cost support for 2017 and 2018 will be two-thirds and one-third of the December 2014 level of support received, respectively, with Urban high cost support ending effective December 31, 2018.

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

We recorded high cost support revenue under the USF program of $64.1 million, $66.2 million and $66.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016, we have $43.9 million in high cost accounts receivable.

(x)	Advertising Expense
We expense advertising costs in the period during which the first advertisement appears. Advertising expenses were $7.0 million, $5.7 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(y)	Leases
Scheduled operating lease rent increases are amortized over the expected lease term on a straight-line basis. Rent holidays are recognized on a straight-line basis over the operating lease term (including any rent holiday period).

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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
Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $3.7 million, $3.0 million and $3.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

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
Total comprehensive income (loss) was equal to net income (loss) during the years ended December 31, 2016, 2015 and 2014.

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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends, and other factors, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements.

Significant estimates include, but are not limited to, the following: revenue recognition, the valuation of the derivative stock appreciation rights, impairment and useful lives of intangible assets, and the valuation allowance for net operating loss deferred tax assets.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(ae)	Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2016, and 2015, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments and the balances were in excess of Federal Deposit Insurance Corporation insured limits.

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
Certain of our customers have guaranteed levels of service.  If an interruption in service occurs, we do not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in our four VIEs.  We have guaranteed the delivery of $56.0 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIEs, for which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.  See Note 14 of this Form 10-K for more information about our NMTC transactions.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(ah)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Surcharges reported gross	$3,849	5,058	4,252

(ai)	Reclassifications
Reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current year.

(2)	Tower Sale and Leaseback
In August 2016, we sold to Vertical Bridge Towers II, LLC (“Vertical Bridge”) 276 cell sites (“Tower Sites”) in exchange for net proceeds of $90.8 million (“Tower Transaction”). The sale included, where applicable, the towers, the land on which the towers were situated if owned by us, the obligation to pay land leases, and other executory costs.
We entered into a master lease agreement in which we lease back space at the Tower Sites for an initial term of ten years, followed by the option to renew for eight additional five year periods, for a total possible lease term of 50 years. Each lease is subject to a 2% annual increase in lease payments throughout the life of the initial lease and all subsequent lease renewals.
Prior to the Tower Transaction, we had the legal obligation to remove the towers upon termination of the land lease agreements. The obligation is now reduced to the removal of our equipment from the towers. Therefore, we have reduced our asset retirement obligation related to the Tower Sites by $3.4 million.
Per the master lease agreement, we have the right to cure land lease defaults on behalf of Vertical Bridge and have negotiated fixed rate lease renewals as described above. Due to this continuing involvement with the Tower Sites, we determined we were precluded from applying sale-leaseback accounting. We recorded a long-term financial obligation (“Tower Obligation”) in the amount of the net proceeds received and recognize interest on the Tower Obligation at a rate of 7.1% using the effective interest method. The Tower Obligation is increased by interest expense and amortized through contractual leaseback payments made by us to Vertical Bridge. Our historical tower site asset costs continue to be depreciated and reported in Net Property and Equipment.
The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

December 31, 2016
Property and equipment (1)	$18,792
Tower obligation(2)	$87,653
(1) Property conveyed to Vertical Bridge as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Future minimum payments related to the Tower Obligation, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2017	$6,996
2018	7,136
2019	7,279
2020	7,425
2021	7,573
2022 and thereafter	150,117
Total minimum payments	186,526
Less amount representing interest	96,722
Tower obligation	$89,804

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2016	2015	2014
(Increase) decrease in accounts receivable, net	$(8,045)	(4,230)	15,357
Increase in prepaid expenses	(6,180)	(632)	(4,454)
(Increase) decrease in inventories	(623)	5,710	(6,631)
(Increase) decrease in other current assets	(38)	24	88
Increase in other assets	(11,607)	(11,491)	(878)
Decrease in accounts payable	(135)	(5,579)	(4,648)
Increase in deferred revenues	2,446	1,743	1,728
Increase (decrease) in accrued payroll and payroll related obligations	(979)	(1,469)	2,997
Increase (decrease) in accrued liabilities	(8,031)	8,192	(242)
Increase (decrease) in accrued interest	271	7,001	(434)
Decrease in subscriber deposits	(325)	(448)	(114)
Increase (decrease) in long-term deferred revenue	18,649	(8,561)	(4,163)
Increase (decrease) in components of other long-term liabilities	(230)	1,305	1,714
Total change in operating assets and liabilities	$(14,827)	(8,435)	320

The following items are for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

Net cash paid or received:	2016	2015	2014
Interest paid, net of amounts capitalized	$84,546	76,796	74,618

The following items are non-cash investing and financing activities for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	2016	2015	2014
Non-cash additions for purchases of property and equipment	$36,854	26,799	42,958
Non-cash consideration for KKCC assets	$13,993	—	—
Asset retirement obligation additions to property and equipment	$4,948	2,048	4,268
Non-cash consideration for Wireless Acquisition	$—	23,326	—
Net capital lease obligation	$—	—	9,386
Distribution to non-controlling interest	$—	—	4,167
Deferred compensation distribution denominated in shares	$—	—	617

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(4)	Receivables and Allowance for Doubtful Receivables
Receivables consist of the following at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Trade	$218,491	205,645
Other	1,303	2,739
Total receivables	$219,794	208,384

As described in Note 1 of this Form 10-K we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 24%, 19%, and 19% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively.  We had USF net receivables of $92.0 million and $98.1 million at December 31, 2016 and 2015, respectively.

Changes in the allowance for doubtful receivables during the years ended December 31, 2016, 2015 and 2014 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2016	$3,630	8,516	—	7,739	4,407
December 31, 2015	$4,542	6,359	—	7,271	3,630
December 31, 2014	$2,346	3,994	—	1,798	4,542

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(5)	Net Property and Equipment
Net property and equipment consists of the following at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Land and buildings	$114,966	108,145
Telephony transmission equipment and distribution facilities	1,271,425	1,215,796
Cable transmission equipment and distribution facilities	231,539	218,259
Studio equipment	15,456	15,171
Support equipment and systems	290,209	251,302
Transportation equipment	23,674	17,398
Customer premise equipment	158,513	155,971
Fiber optic cable systems	351,460	309,217
Construction in progress	157,633	93,271
	2,614,875	2,384,530
Less accumulated depreciation	1,385,620	1,231,457
Less accumulated amortization on property and equipment under capital leases	67,337	58,692
Net property and equipment	$1,161,918	1,094,381

Gross property and equipment under capital leases	$112,495	112,495

KKCC Asset Acquisition
In November 2016, we acquired Kodiak-Kenai Cable Company, LLC ("KKCC") which through its wholly owned subsidiary owns the only low latency redundant fiber link between Anchorage, the Kenai Peninsula and Kodiak. We adopted ASU 2017-01, which allows us to treat the acquisition of KKCC as an asset acquisition.

Total consideration transferred to the previous owners of KKCC consisted of a cash payment of $19.7 million and the fair market value of $14.0 million for indefeasible right-to-use capacity that we owned on the KKCC fiber system ("IRU Capacity") that was terminated as a result of the acquisition. The IRU Capacity included as consideration was adjusted to fair value as of the acquisition date resulting in a $3.1 million gain recorded in Other Income (Expense) in our Consolidated Statement of Operations for the year ended December 31, 2016.

We allocated the total consideration transferred to the acquired assets and liabilities assumed based on the relative fair value. The following table summarizes the allocation of total consideration (amounts in thousands):

Allocation of consideration to assets acquired and liabilities assumed:
Property and equipment	$49,794
Deferred taxes	(12,211)
Deferred revenue	(3,815)
Total consideration	$33,768

(6)	Intangible Assets and Goodwill
As of October 31, 2016, cable certificates, wireless licenses, broadcast licenses and goodwill were tested for impairment and we determined that these intangible assets were not impaired at December 31, 2016.  The remaining useful lives of our cable certificates, wireless licenses, broadcast licenses and goodwill were evaluated as of October 31, 2016, and events and circumstances continue to support an indefinite useful life.  There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2016.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Other Intangible Assets subject to amortization include the following at December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Software license fees	$80,839	63,760
Rights to use	45,114	44,937
Customer relationships	1,530	1,530
Right-of-way	784	784
	128,267	111,011
Less accumulated amortization	53,823	41,721
Net other intangible assets	$74,444	69,290

Changes in Goodwill and Other Intangible Assets are as follows (amounts in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2014	$229,560	66,015
Goodwill addition from acquisitions - Wireline Segment	9,703	—
Asset additions	—	15,023
Software impairment	—	(1,306)
Amortization expense	—	(10,442)
Balance at December 31, 2015	239,263	69,290
Asset additions	—	17,601
Amortization expense	—	(12,447)
Balance at December 31, 2016	$239,263	74,444

Amortization expense for definite-life intangible assets for the years ended December 31, 2016, 2015 and 2014 follow (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Amortization expense	$12,447	10,442	9,715

Amortized intangible assets are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method with a weighted-average life of 13.3 years.

Amortization expense for definite-life intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2017	$11,213
2018	$9,191
2019	$6,686
2020	$4,904
2021	$3,150

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(7)	Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

					December 31,
	Issue Date	Interest Rate	Principal Payments	Maturity Date	2016	2015
Senior Credit Facility - Term Loan B	November 17, 2016	LIBOR plus 3.00%	0.25% of the original principal due quarterly	February 2, 2022[1]	$245,187	272,937
Senior Credit Facility - Term Loan A	November 17, 2016	LIBOR plus applicable margin[2]	Due at maturity	November 17, 2021[1]	215,000	240,000
Senior Credit Facility - Revolver	November 17, 2016	LIBOR plus applicable margin[2]	Due at maturity	November 17, 2021[1]	55,000	—
2025 Notes	April 1, 2015	6.875%	Due at maturity	April 15, 2025[3]	450,000	450,000
2021 Notes	May 20, 2011	6.75%	Due at maturity	June 1, 2021[4]	325,000	325,000
Searchlight note	February 2, 2015	7.5%	Due at maturity	February 2, 2023[5]	75,000	75,000
Wells Fargo note	June 30, 2014	LIBOR plus 2.25%	Monthly installments	July 15, 2029	8,596	9,176
Total Debt					1,373,783	1,372,113
Less unamortized discount					21,878	24,007
Less unamortized deferred loan fees					15,133	15,368
Less current portion of long-term debt					3,326	3,342
Long-term debt, net					$1,333,446	1,329,396
[1]The Senior Credit Facility will mature on December 3, 2020 if our 2021 Notes are not refinanced prior to such date.
[2]Applicable margin is based on the company’s leverage ratio and ranges from 2.00% to 3.00%. Our Senior Credit Facility Total Leverage Ratio (as defined) may not exceed 5.95 to one; the Senior Leverage Ratio (as defined) may not exceed 3.00 to one; and our Interest Coverage Ratio (as defined) must not be less than 2.50 to one at any time.

[3]The notes are redeemable at our option, in whole or in part, at a redemption price defined in the 2025 Notes agreement, and accrued and unpaid interest (if any) to the date of redemption.
[4]The notes are redeemable at our option, in whole or in part, at a redemption price defined in the 2021 Notes agreement, and accrued and unpaid interest (if any) to the date of redemption.
5We may repay the Searchlight note beginning February 2, 2019.

(a)	Senior Credit Facility
In November 2016, we amended our Senior Credit Facility. We paid loan fees and other expenses of $0.2 million that were expensed immediately in our Consolidated Statement of Operations for the year ended December 31, 2016 and $3.9 million that were deferred and are being amortized over the life of the Senior Credit Facility. We recorded a $0.6 million loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2016 as part of this amendment.

We had a $55.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at December 31, 2016, which leaves $124.0 million available for borrowing as of December 31, 2016.

(b)	2025 Notes and 2021 Notes
Interest on the notes is payable semi-annually in arrears.
Upon the occurrence of a change of control, each holder of the 2025 and 2021 Notes will have the right to require us to purchase all or any part of such holder’s 2025 or 2021 Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest on such notes, if any.  If we or certain of our subsidiaries engage in asset sales, we must generally either invest the net cash proceeds from such sales in our business within a period of time, prepay debt under any outstanding credit facility, or make an offer to purchase a principal amount of the notes equal to the excess net cash proceeds, with the purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

In conjunction with the issuance of our 2025 Notes and the repayment of our 2019 Notes, we recorded a $27.7 million loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2015.

(c)	Searchlight Note
In conjunction with the Searchlight Note, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights which entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A common stock equal in value to the excess of the fair market value of a share of GCI Class A common stock on the date of exercise over the price of $13.00. We allocated the $75.0 million in total proceeds received to the stock appreciation rights based on the fair value of the stock appreciation rights on the day of issuance with the remainder allocated to the Searchlight Note. The allocation resulted in a $21.7 million discount for the Searchlight Note that is being amortized over the term of the note using the effective interest method. See Note 9 of this Form 10-K for additional information on the stock appreciation rights. Searchlight became a related party as of February 2, 2015, see Note 13 of this Form 10-K for additional information.

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

(d)	Covenants
The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of our wholly owned subsidiary, GCI Holdings, Inc. and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings, Inc. The Wells Fargo note is subject to similar affirmative and negative covenants as the Senior Credit Facility and is secured by a security interest and lien on the building purchased with the funds.

The 2025 and 2021 Note covenants restrict our wholly owned subsidiary, GCI, Inc. and certain of its subsidiaries from incurring additional debt or entering into sale and leaseback transactions; paying dividends or distributions on capital stock or repurchase capital stock; issuing stock of subsidiaries; making certain investments; creating liens on assets to secure debt; entering into transactions with affiliates; merging or consolidating with another company; and transferring and selling assets. Limitations and exceptions to note covenants and events of default are described in the 2025 Notes and 2021 Notes indentures.

We were in compliance with all covenants required by our notes and Senior Credit Facility as of December 31, 2016.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Maturities of long-term debt as of December 31, 2016 are as follows (amounts in thousands):

Years ending December 31,
2017	$3,326
2018	3,344
2019	3,362
2020	3,380
2021	598,399
2022 and thereafter	761,972
Total debt	1,373,783
Less unamortized discount	21,878
Less unamortized deferred loan fees	15,133
Less current portion of long-term debt	3,326
Long-term debt, net	$1,333,446

(8)	Income Taxes
Total income tax (expense) benefit of $(5.2) million, $1.8 million and $(10.0) million for the years ended December 31, 2016, 2015 and 2014, respectively, was allocated to income (loss) in each year. Income tax (expense) benefit consists of the following (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Deferred tax (expense) benefit:
Federal taxes	$(4,452)	1,360	(9,081)
State taxes	(753)	487	(948)
	$(5,205)	1,847	(10,029)

Total income tax (expense) benefit differed from the “expected” income tax (expense) benefit determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
“Expected” statutory tax (expense) benefit	$(374)	9,699	(24,246)
Nondeductible officer compensation	(1,424)	(1,906)	(1,351)
Nondeductible lobbying expenses	(1,192)	(442)	(425)
Nondeductible entertainment expenses	(1,029)	(1,059)	(1,125)
State income taxes, net of federal (expense) benefit	(753)	487	(948)
Nondeductible unrealized loss on derivative instrument with related party	1,092	(3,906)	—
Nondeductible original issue discount	(773)	(660)	—
Impact of non-controlling interest attributable to non-tax paying entity	—	220	18,255
Other, net	(752)	(586)	(189)
	$(5,205)	$1,847	$(10,029)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are summarized below (amounts in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$111,236	139,238
Deferred revenue for financial reporting purposes	59,993	41,151
Asset retirement obligations in excess of amounts recognized for tax purposes	16,808	14,338
Compensated absences accrued for financial reporting purposes	3,505	3,339
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	3,393	2,773
Accounts receivable, principally due to allowance for doubtful receivables	1,965	1,912
Workers compensation and self-insurance health reserves, principally due to accrual for financial reporting purposes	1,705	1,795
Alternative minimum tax credits	1,735	1,735
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	1,687	1,603
Other	11,515	13,144
Total deferred tax assets	$213,542	221,028
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$245,118	246,172
Intangible assets	106,061	79,255
Other	345	1,746
Total deferred tax liabilities	351,524	327,173
Net deferred tax liabilities	$137,982	106,145

At December 31, 2016, we have tax net operating loss carryforwards of $272.1 million that will begin expiring in 2022 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.  Our utilization of remaining acquired net operating loss carryforwards is subject to annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2022	10,236	11,371
2023	3,968	3,903
2024	722	—
2025	737	—
2026	150	—
2027	1,010	—
2028	39,879	39,715
2029	48,370	47,558
2031	110,933	109,376
2033	5,031	4,927
2034	39,133	37,866
2035	11,885	11,290
Total tax net operating loss carryforwards	$272,054	266,006

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are not subject to U.S. or state tax examinations by tax authorities for years 2012 and earlier except that certain U.S. federal income tax returns for years after 2001 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2016, 2015 and 2014, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2016, 2015 and 2014.

We did not record any excess tax benefit generated from stock options exercised during the years ended December 31, 2016, 2015 and 2014, since we are in a net operating loss carryforward position and the income tax deduction will not yet reduce income taxes payable.  The cumulative excess tax benefits generated for stock options exercised that have not been recognized is $7.4 million at December 31, 2016.

(9)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 are as follows (amounts in thousands):

December 31, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,477	—	—	1,477
Liabilities:
Derivative stock appreciation rights	$—	—	29,700	29,700

December 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,728	—	—	1,728
Liabilities:
Derivative stock appreciation rights	$—	—	32,820	32,820

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases at December 31, 2016 and 2015 are as follows (amounts in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,336,772	1,393,865	1,332,738	1,390,743

The following methods and assumptions were used to estimate fair values:
•The fair values of the 6.75% Senior Notes due 2021 and the 6.875% Senior Notes due 2025 both issued by GCI, Inc. are based upon quoted market prices for the same or similar issues (Level 2).
•The fair value of our Searchlight Note is based on the current rates offered to us for similar remaining maturities plus an additional premium to reflect its subordination to our 2021 and 2025 Notes (Level 3).
•The fair value of our Senior Credit Facility and Wells Fargo note payable are estimated to approximate their carrying value because the instruments are subject to variable interest rates (Level 2).

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

We use a lattice-based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior and holder behavior. The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at December 31, 2016 and 2015:

	2016	2015
Contractual term (in years)	2.1 - 6.1	4 - 8
Volatility	37.5%	40.0%
Risk-free interest rate	2.1%	2.1%

We revalue our derivative liability at each reporting period and recognize gains or losses in our Consolidated Statements of Operations attributable to the change in the fair value of the instrument. The derivative liability is included within Other Liabilities in our Consolidated Balance Sheets and is classified as Level 3 within the fair value hierarchy.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

The following table summarizes the changes in fair value of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance at January 1, 2015	$—
Issuance	21,660
Fair value adjustment at end of period, included in Other Income (Expense)	11,160
Balance at December 31, 2015	$32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(3,120)
Balance at December 31, 2016	$29,700

(10)	Stockholders’ Equity

Common Stock
GCI’s Class A and Class B common stock are identical in all respects, except that each share of Class A common stock has one vote per share and each share of Class B common stock has ten votes per share. Each share of Class B common stock outstanding is convertible, at the option of the holder, into one share of Class A common stock.

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  We are authorized to increase our repurchase limit $5.0 million per quarter indefinitely and to use stock option exercise proceeds to repurchase additional shares. If stock repurchases are less than the total approved quarterly amount, the difference may be carried forward and used to repurchase additional shares in future quarters.

During the years ended December 31, 2016, 2015 and 2014 we repurchased 3.5 million, 3.0 million, and 0.4 million shares, respectively, of our Class A common stock under the stock buyback program at a cost of $55.2 million, $47.4 million and $4.2 million, respectively.  Under this program we are currently authorized to make up to $60.3 million of repurchases as of December 31, 2016.

We expect to continue the repurchases for an indefinite period dependent on leverage, liquidity, company performance, and market conditions and subject to continued oversight by GCI’s Board of Directors.

Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of restricted stock awards for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted. We have 1.5 million shares available for grant under the Stock Option Plan at December 31, 2016.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2016, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	1,495	$11.08
Granted	790	$17.87
Vested	(817)	$11.65
Forfeited	(3)	$16.09
Nonvested at December 31, 2016	1,465	$14.41

The weighted average grant date fair value of awards granted during the years ended December 31, 2016, 2015, and 2014 were $17.87, $15.06 and $10.04, respectively. The total fair value of awards vesting during the years ended December 31, 2016, 2015, and 2014 were $13.5 million, $17.0 million and $8.5 million, respectively. We have recorded share-based compensation expense of $11.0 million, $10.9 million, and $8.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense is $12.5 million as of December 31, 2016.  We expect to recognize share-based compensation expense over a weighted average period of 2.0 years for restricted stock awards.

GCI 401(k) Plan
In 1986, we adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits, decided by GCI’s Board of Directors each year. Our matching contributions allocated to participant accounts totaled $11.0 million, $9.8 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2016, 2015 and 2014.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(11)	Earnings (Loss) per Common Share
Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31, 2016
	Class A	Class B
Basic net loss per share:
Numerator:
Undistributed loss allocable to common stockholders	(3,343)	(324)

Denominator:
Weighted average common shares outstanding	32,526	3,154
Basic net loss attributable to GCI common stockholders per common share	$(0.10)	(0.10)

Diluted net loss per share:
Numerator:
Undistributed loss allocable to common stockholders for basic computation	$(3,343)	(324)
Reallocation of undistributed loss as a result of conversion of Class B to Class A shares	(324)	—
Reallocation of undistributed loss as a result of conversion of dilutive securities	—	(154)
Effect of derivative instrument that may be settled in cash or shares	(1,837)	—
Effect of share based compensation that may be settled in cash or shares	(5)	—
Net loss adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$(5,509)	(478)

Denominator:
Number of shares used in basic computation	32,526	3,154
Conversion of Class B to Class A common shares outstanding	3,154	—
Effect of derivative instrument that may settled in cash or shares	612	—
Effect of share based compensation that may be settled in cash or shares	26	—
Number of shares used in per share computation	36,318	3,154
Diluted net loss attributable to GCI common stockholders per common share	$(0.15)	(0.15)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Years Ended December 31,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(23,858)	(2,167)	6,980	577
Less: Undistributed income allocable to participating securities	—	—	(385)	—
Undistributed income (loss) allocable to common stockholders	$(23,858)	(2,167)	6,595	577

Denominator:
Weighted average common shares outstanding	34,764	3,157	36,112	3,162
Basic net income (loss) attributable to GCI common stockholders per common share	$(0.69)	(0.69)	0.18	0.18

Diluted net income (loss) per share:
Numerator:
Undistributed income (loss) allocable to common stockholders for basic computation	$(23,858)	(2,167)	6,595	577
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(2,167)	—	577	—
Reallocation of undistributed earnings (loss) as a result of conversion of dilutive securities	—	—	1	(2)
Net income (loss) adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(26,025)	(2,167)	7,173	575

Denominator:
Number of shares used in basic computation	34,764	3,157	36,112	3,162
Conversion of Class B to Class A common shares outstanding	3,157	—	3,162	—
Unexercised stock options	—	—	112	—
Number of shares used in per share computation	37,921	3,157	39,386	3,162
Diluted net income (loss) attributable to GCI common stockholders per common share	$(0.69)	(0.69)	0.18	0.18
Weighted average shares associated with outstanding securities for the years ended December 31, 2016, 2015 and 2014 which have been excluded from the computations of diluted EPS, because the effect of

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Years Ended December 31,
	2016	2015	2014
Derivative instrument that may be settled in cash or shares	—	724	—
Shares associated with unexercised stock options	3	108	29
Share-based compensation that may be settled in cash or shares	—	26	26
Total excluded	3	858	55

(12)	Industry Segments Data
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
•Accretion expense,
•Loss attributable to non-controlling interest resulting from NMTC transactions,
•Gains and impairment losses on equity and cost method investments,
•Gain recorded for adjusting to fair value assets that were included as consideration paid to acquire a fiber system, and
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

Wireless plan fee and usage revenues from external customers are allocated between our Wireless and Wireline segments.  The Wireless segment recorded subsidies to the Wireline segment related to wireless equipment sales based upon equipment sales and agreed-upon subsidy rates through the AWN transaction close on July 23, 2013. Subsequent to the transaction close and through March 31, 2014, although permitted, the Wireline segment was unable to meet the requirements in order to request a wireless equipment subsidy from the Wireless segment in accordance with the AWN agreements. These subsidies, which eliminate in consolidation, increase the Wireline segment Adjusted EBITDA and reduce the Wireless segment Adjusted EBITDA.  The wireless equipment subsidy recorded by the Wireless segment was $0 million, $7.7 million, and $17.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Selling, general and administrative expenses are charged to the Wireless segment based upon a shared services agreement.  The remaining selling, general and administrative expenses are charged to the Wireline segment.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Summarized financial information for our reportable segments for the years ended December 31, 2016, 2015 and 2014 follows (amounts in thousands):

	Wireless	Wireline	Total Reportable Segments
2016
Revenues
Wholesale	$208,109	—	208,109
Consumer	—	340,460	340,460
Business services	—	385,243	385,243
Total	208,109	725,703	933,812

Cost of Goods Sold	62,487	240,091	302,578
Contribution	145,622	485,612	631,234
Less SG&A	(16,439)	(341,917)	(358,356)
Plus share-based compensation expense	—	11,043	11,043
Plus imputed interest on financed devices	—	2,557	2,557
Plus accretion expense	252	977	1,229
Other	—	337	337
Adjusted EBITDA	$129,435	158,609	288,044

Capital expenditures	$34,555	159,923	194,478
Goodwill	$164,312	74,951	239,263
Total assets	$601,796	1,464,143	2,065,939

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Wireless	Wireline	Total Reportable Segments
2015
Revenues
Wholesale	$267,676	—	267,676
Consumer	—	351,196	351,196
Business services	—	359,662	359,662
Total	267,676	710,858	978,534

Cost of Good Sold	70,899	251,439	322,338
Contribution	196,777	459,419	656,196
Less SG&A	(18,137)	(320,242)	(338,379)
Plus share-based compensation expense	—	10,902	10,902
Plus imputed interest on financed devices	—	751	751
Plus accretion expense	559	562	1,121
Other expense	—	(240)	(240)
Adjusted EBITDA	$179,199	151,152	330,351

Capital expenditures	$47,892	128,343	176,235
Goodwill	$164,312	74,951	239,263
Total assets	$594,250	1,372,690	1,966,940

2014
Revenues
Wholesale	$269,977	—	269,977
Consumer	—	288,014	288,014
Business Services	—	352,207	352,207
Total	269,977	640,221	910,198

Cost of Good Sold	90,920	211,784	302,704
Contribution	179,057	428,437	607,494
Less SG&A	(21,631)	(272,016)	(293,647)
Plus share-based compensation expense	—	8,392	8,392
Plus accretion expense	733	516	1,249
Other expense	—	(372)	(372)
Adjusted EBITDA	$158,159	164,957	323,116

Capital expenditures	$30,243	145,866	176,109
Goodwill	$164,312	65,248	229,560
Total assets	$625,417	1,367,344	1,992,761

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A reconciliation of consolidated income (loss) before income taxes to reportable segment Adjusted EBITDA follows (amounts in thousands):

Years Ended December 31,	2016	2015	2014
Consolidated income (loss) before income taxes	$1,069	(27,713)	69,273
Plus other expense, net	78,034	133,924	74,289
Consolidated operating income	79,103	106,211	143,562
Plus depreciation and amortization expense	193,775	181,767	170,285
Plus share-based compensation expense	11,043	10,902	8,392
Plus imputed interest on financed devices	2,557	751	—
Plus accretion expense	1,229	1,121	1,249
Plus software impairment charge	—	29,839	—
Other	337	(240)	(372)
Reportable segment Adjusted EBITDA	$288,044	330,351	323,116

We earn revenues included in both the Wireless and Wireline segment from a major customer. We had no major customers for the year ended December 31, 2016. We earned revenues from a major customer, net of discounts, of $130.8 million or 13%, and $108.3 million or 12% of total consolidated revenues for the years ended December 31, 2015, and 2014 respectively.

(13)	Related Party Transactions
On July 11, 2016, we repurchased 1,000,000 shares of our Class A common stock for $16.1 million from John
W. Stanton and Theresa E Gillespie, husband and wife, who continue to be significant shareholders of our
Class B common stock.

As disclosed in Note 7 and Note 9 of this Form 10-K, we have an unsecured promissory note and stock appreciation rights with Searchlight. Searchlight received the right to nominate one person for appointment or election as a member of our Board of Directors pursuant to a Securityholder Agreement dated as of December 4, 2014. Searchlight became a related party on February 2, 2015 when we closed the Wireless Acquisition. Searchlight's nominee was appointed as a member of our Board of Directors on March 4, 2015.

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

ACS was a related party for financial statement reporting purposes through the date of the Wireless Acquisition on February 2, 2015. Included in our related party disclosures were ACS' provision to us of local service lines and network capacity in locations where we did not have our own facilities, our provision to ACS of wholesale wireless services for their use of our network to sell services to their respective retail customers, and our receipt of ACS' high cost support from USF for its wireless customers. For the period January 1, 2015 to February 2, 2015, we paid ACS $6.2 million and received $8.1 million in payments from ACS. For the year ended December 31, 2014, we paid ACS $62.9 million and received $50.9 million in payments from ACS. We also have long-term capacity exchange agreements with ACS for which no money is exchanged.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(14)	Variable Interest Entities

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

On August 30, 2011, we entered into the first arrangement (“NMTC #1”).  In connection with the NMTC #1 transaction, we loaned $58.3 million to TIF, a special purpose entity created to effect the financing arrangement, at 1% interest due August 30, 2041.  Simultaneously, US Bancorp invested $22.4 million in TIF.  TIF then contributed US Bancorp’s contribution and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $76.8 million in funds less payment of placement fees, at interest rates varying from 1% to 3.96%, to our wholly owned subsidiary, Unicom, Inc. ("Unicom") as partial financing for TERRA-NW.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB and TIF 3, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on TERRA-NW.  Restricted cash of $0.9 million and $1.1 million was held by Unicom at December 31, 2016 and 2015, respectively, and is included in our Consolidated Balance Sheets. We completed construction of TERRA-NW and placed the final phase into service in 2014.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB and/or TIF 3. We believe that US Bancorp will exercise the put options in August 2018, October 2019 and December 2019, at the end of the compliance periods for NMTC #1, NMTC #2 and NMTC #3, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2016.  The value attributed to the put/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $140.9 million and $104.2 million, respectively, as of December 31, 2016 and 2015.

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

Equity Method Investment
We owned a 40.8% interest in a next generation carrier-class communications services firm that we accounted for using the equity method and due to a reconsideration event determined that the entity was a VIE. During the second quarter of 2015, it became apparent that we would not recover the carrying value of our investment. We determined that the fair value of the equity investment was $0 and subsequently wrote-off the entire value of our investment resulting in an impairment loss of $12.6 million for the year ended December 31, 2015 that is recorded in Other Income (Expense) in our Consolidated Statement of Operations. The fair value determination was based upon market information obtained during the second quarter of 2015, the estimated liquidation value of the entity's assets and the amount of senior secured debt at the valuation date. The entity has subsequently closed its operations and is in the process of selling its assets. We do not have a contractual obligation to provide additional financing and we have no exposure to loss related to our involvement with the VIE.

(15)	Commitments and Contingencies

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements, and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $58.9 million, $51.5 million and $43.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President and CEO for property occupied by us as further described in Note 13 of this Form 10-K.

We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2017	$46,249	13,433
2018	35,822	13,440
2019	27,525	13,450
2020	22,047	13,459
2021	16,797	12,044
2022 and thereafter	37,063	7,705
Total minimum lease payments	$185,503	73,531
Less amount representing interest		13,884
Less current maturity of obligations under capital leases		9,331
Long-term obligations under capital leases, excluding current maturity		$50,316

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

Self-Insurance
Through December 31, 2016, we were self-insured for losses and liabilities related to health and welfare claims up to $700,000 per incident per year above which third party insurance applied. A reserve of $4.0 million and $4.1 million are recorded at December 31, 2016 and 2015, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims.  We are self-insured for all losses and liabilities related to workers’ compensation claims in Alaska and have a workers compensation excess insurance policy to make claims for any losses in excess of $500,000 per incident.  A reserve of $2.9 million and $3.6 million are recorded at December 31, 2016 and 2015, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  Actual losses will vary from the recorded reserves.  While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions or reductions to the reserves may be necessary due to changes in the information and factors used.

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

Universal Service
As an ETC, we receive support from the USF for the provision of wireline local access and wireless service in Remote and Urban high cost areas as further described in Note 1 of this Form 10-K. For both Remote and Urban high cost support revenue, our ability to collect our accrued USF support is contingent upon continuation of the USF program and upon our eligibility to participate in that program, which are subject to change by future regulatory, legislative or judicial actions. We adjust revenue and the account receivable in the period the FCC makes a program change or we assess the likelihood that such a change has increased or decreased revenue. Our revenue for providing local and wireless services in these areas would be materially adversely affected by a substantial reduction of USF support.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Tribal Mobility Fund I Grant
In February 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We received $0 million and $13.8 million in 2016 and 2015, respectively, and expect to receive $27.6 million in additional grant fund disbursements in the future depending on the timing of upgrades completed and test results submitted to and approved by the FCC.

(16)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software in our Wireline segment to replace our wireless, Internet, video, local service, and long distance customer billing systems. During the first quarter of 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress through the first quarter of 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

During the year ended December 31, 2015, we reassessed our plans for our internally developed machine-to-machine billing system in our Wireline segment, and decided to no longer market this system to third parties. Accordingly, we recognized an impairment of $7.1 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

During the year ended December 31, 2015, we evaluated user management software we purchased in 2014 in our Wireline segment and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(17)	Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenues	$231,098	233,766	236,655	232,293
Operating income	$20,019	19,531	26,368	13,185
Net income (loss)	$982	3,298	7,827	(16,243)
Net income (loss) attributable to GCI	$1,099	3,415	7,943	(16,124)
Basic net income (loss) attributable to GCI per common share	$0.03	0.09	0.21	(0.47)
Diluted net income (loss) attributable to GCI per common share	$(0.04)	(0.01)	0.14	(0.47)

2015
Total revenues	$231,089	247,528	258,573	241,344
Operating income	$741	39,203	45,473	20,794
Net income (loss)	$(18,725)	(15,757)	17,495	(8,879)
Net income (loss) attributable to GCI	$(19,269)	(15,627)	17,631	(8,760)
Basic net income (loss) attributable to GCI per common share	$(0.49)	(0.41)	0.45	(0.24)
Diluted net income (loss) attributable to GCI per common share	$(0.49)	(0.41)	0.44	(0.24)

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description	Where Located
3.1	Restated Articles of Incorporation of the Company dated August 20, 2007	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 7, 2008.
3.2	Amended and Restated Bylaws of the Company dated June 27, 2016	Incorporated by reference to The Company’s Report on Form 8-K for the period June 27, 2016 filed June 30, 2016.
4.1	General Communication, Inc. Amended and Restated 1986 Stock Option Plan	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 7, 2015.
4.2	Amended and Restated Securityholder Agreement by and among General Communication, Inc., Searchlight ALX, L.P., and Searchlight ALX, LTD dated as of July 13, 2015	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
4.3	Unsecured Promissory Note Due 2023 entered into as of July 13, 2015 by and between General Communication, Inc. and Searchlight ALX, LTD	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Exhibit No.	Description	Where Located
4.4	Amended and Restated Stock Appreciation Rights Agreement entered into as of July 13, 2015 by and between General Communication, Inc. and Searchlight ALX, LTD	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
4.5	Amendment to the Amended and Restated Securityholder Agreement entered into as of September 7, 2016 by and between General Communication, Inc. and Searchlight ALX, LTD	Incorporated by reference to The Company's Report on Form 8-K for the period September 7, 2016 filed September 8, 2016.
10.1	Order approving Application for a Certificate of Public Convenience and Necessity to operate as a Telecommunications (Intrastate Interexchange Carrier) Public Utility within Alaska	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
10.2	The GCI Special Non-Qualified Deferred Compensation Plan[1]	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.3	Transponder Purchase Agreement for Galaxy X between Hughes Communications Galaxy, Inc. and GCI Communication Corp.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.4	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
10.5	Transponder Lease Agreement between General Communication Incorporated and Hughes Communications Satellite Services, Inc., executed August 8, 1989	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
10.6	Addendum to Galaxy X Transponder Purchase Agreement between GCI Communication Corp. and Hughes Communications Galaxy, Inc. dated August 24, 1995	Incorporated by reference to The Company’s Amendment No. 1 to Form S-3/A Registration Statement (File No. 333-28001) dated July 8, 1997.
10.7	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.8	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.9	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002	Incorporated by reference to The Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.10	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
10.11	Registration Rights Agreement dated as of March 5, 2007 between General Communication, Inc. and John W. Stanton and Theresa E. Gillespie	Incorporated by reference to Exhibit 3 of the Schedule 13D dated March 5, 2007 filed on March 12, 2007.
10.12	Second Amendment to Lease Agreement dated as of April 8, 2008 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Exhibit No.	Description	Where Located
10.13	First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated February 15, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.14	Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated April 9, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.15	Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.16	Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.17	Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 30, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.18	Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 31, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.19	Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 6, 2008 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.20	Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 8, 2009 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.21
Second Amended and Restated Credit Agreement dated as of January 29, 2010 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto
Incorporated by reference to The Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
10.22	Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 29, 2010 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
10.23	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.24	First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.25	Tenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 24, 2010 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.

Exhibit No.	Description	Where Located
10.26
Eleventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 23, 2010 #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.27	Twelfth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 5, 2010 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.28	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and the United States of America dated as of June 1, 2010 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.29	Indenture dated as of May 20, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to GCI, Inc.'s Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
10.30	Supplemental Indenture dated as of May 23, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to GCI, Inc.'s Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
10.31	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.
10.32
Credit Agreement dated August 30, 2011 by and between Unicom, Inc. as borrower and Northern Development Fund VIII, LLC as Lender and Travois New Markets Project CDE X, LLC as Lender and Waveland Sub CDE XVI, LLC as Lender and Alaska Growth Capital Bidco, Inc. as Disbursing Agent
Incorporated by reference to The Company's Report on Form 8-K for the period August 30, 2011 filed September 6, 2011.
10.33
Credit Agreement dated October 3, 2012 by and between Unicom, Inc. as borrower and USBCDE Sub-CDE 74, LLC as Lender and Cherokee Nation Sub-CDE II, LLC as Lender and LBCDE Sub2, LLC as Lender and Waveland Sub CDE XXII, LLC as Lender
Incorporated by reference to The Company's Report on Form 8-K for the period October 3, 2012 filed October 9, 2012.
10.34
Thirteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated March 14, 2011  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.35	Fourteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 7, 2011 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.36
Fifteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated December 29, 2011  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.37
Sixteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated December 21, 2012  #
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.

Exhibit No.	Description	Where Located
10.38	Seventeenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2013 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.39
Eighteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 17, 2013 #
Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.40	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and The United States of America dated June 1, 2010	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.41	Nineteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated March 20, 2014 #	Incorporated by reference to The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed May 5, 2014.
10.42	Twentieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.43
Fourth Amended and Restated Credit Agreement dated as of February 2, 2015 by and among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Union Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent and Credit Agricole Corporate and Investment Bank, as Administrative Agent
Incorporated by reference to The Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.44	Twenty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed May 8, 2015
10.45	Indenture dated as of April 1, 2015 between GCI, Inc. and MUFG Union Bank, N.A., as trustee	Incorporated by reference to GCI, Inc.'s Report on Form 8-K for the period April 1, 2015 filed April 6, 2015.
10.46	Twenty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015
10.47	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 2, 2015	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015
10.48	Twenty-Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015
10.49	Twenty-Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015

Exhibit No.	Description	Where Located
10.50	Twenty-Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated December 31, 2015 #	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ending December 31, 2015 filed March 3, 2016
10.51	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 2, 2015	Incorporated by reference to The Company's Annual Report on Form 10-K for the year ending December 31, 2015 filed March 3, 2016
10.52	Twenty-Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated March 7, 2016 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed May 5, 2016
10.53	Twenty-Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated June 17, 2016 #	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed August 3, 2016
10.54	Master Lease Agreement among The Alaska Wireless Network, LLC, AWN Tower Company, LLC and General Communication, Inc. dated August 1, 2016	Incorporated by reference to The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed November 4, 2016
10.55	Third Amendment to the Fourth Amended and Restated Credit Agreement dated as of November 17, 2016	Incorporated by reference to The Company's Report on Form 8-K for the period November 17, 2016 filed November 23, 2016.
10.56	Fourth Amendment to the Fourth Amended and Restated Credit Agreement dated as of November 17, 2016	Incorporated by reference to The Company's Report on Form 8-K for the period November 17, 2016 filed November 23, 2016.
10.57	Twenty-Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated October 31, 2016 # *
10.58	Description of Incentive Compensation Plan for Named Executive Officers[1] *	“Executive Compensation” in Part III of this Annual Report on Form 10-K for the year ending December 31, 2016.
14	Code Of Business Conduct and Ethics	Incorporated by reference to The Company's Report on Form 8-K for the period September 27, 2013 filed October 3, 2013.
21.1	Subsidiaries of the Registrant *
23.1	Consent of Grant Thornton LLP (Independent Public Accountant for Company) *
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit No.	Description	Where Located
101
The following materials from General Communication, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Income Statements for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements *

#
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

GENERAL COMMUNICATION, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, President (Chief Executive Officer)

Date:	March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	March 2, 2017
Stephen M. Brett

/s/ Ronald A. Duncan	President and Director (Principal Executive Officer)	March 2, 2017
Ronald A. Duncan

/s/ Bridget L. Baker	Director	March 2, 2017
Bridget L. Baker

/s/ Jerry A. Edgerton	Director	March 2, 2017
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	March 2, 2017
Scott M. Fisher

/s/ William P. Glasgow	Director	March 2, 2017
William P. Glasgow

/s/ Mark W. Kroloff	Director	March 2, 2017
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	March 2, 2017
Stephen R. Mooney

/s/ James M. Schneider	Director	March 2, 2017
James M. Schneider

/s/ Eric L. Zinterhofer	Director	March 2, 2017
Eric L. Zinterhofer

/s/ Peter J. Pounds	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	March 2, 2017
Peter J. Pounds

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 2, 2017
Lynda L. Tarbath