Form 10-Q
period 2017-03-31
GENERAL COMMUNICATION INC
filed 2017-05-04
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer", "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant's classes of common stock as of May 1, 2017 was:

32,983,000 shares of Class A common stock; and
3,053,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In this Quarterly Report, in addition to historical information, we state our future strategies, plans, objectives or goals and our beliefs of future events and of our future operating results, financial position and cash flows. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “project,” or “continue” or the negative of these words and other comparable words. All forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance, achievements, plans and objectives to differ materially from any future results, performance, achievements, plans and objectives expressed or implied by these forward-looking statements. In evaluating these statements, you should specifically consider various factors, including those identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, and of this Form 10-Q.  Those factors may cause our actual results to differ materially from any of our forward-looking statements. For these forward looking statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	March 31,	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$14,759	19,297

Receivables	212,585	184,296
Less allowance for doubtful receivables	4,408	4,407
Net receivables	208,177	179,889

Prepaid expenses	21,852	18,599
Inventories	9,370	11,945
Other current assets	139	167
Total current assets	254,297	229,897

Property and equipment	2,642,130	2,614,875
Less accumulated depreciation	1,497,542	1,452,957
Net property and equipment	1,144,588	1,161,918

Goodwill	242,108	239,263
Cable certificates	191,635	191,635
Wireless licenses	92,347	92,347
Other intangible assets, net of amortization	78,248	74,444
Other assets	80,408	76,435
Total other assets	684,746	674,124
Total assets	$2,083,631	2,065,939

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligation	$13,429	13,229
Accounts payable	50,975	72,937
Deferred revenue	39,037	37,618
Accrued payroll and payroll related obligations	30,134	30,305
Accrued interest (including $894 and $5,132 to a related party at March 31, 2017 and December 31, 2016, respectively)	22,886	13,926
Accrued liabilities	15,230	14,729
Subscriber deposits	1,070	917
Total current liabilities	172,761	183,661

Long-term debt, net (including $57,130 and $56,640 to a related party at March 31, 2017 and December 31, 2016, respectively)	1,363,793	1,333,446
Obligations under capital leases, excluding current maturities (including $1,754 and $1,769 due to a related party at March 31, 2017 and December 31, 2016, respectively)	47,843	50,316
Deferred income taxes	177,480	137,982
Long-term deferred revenue	137,885	135,877
Tower obligation	91,221	87,653
Other liabilities (including $32,610 and $29,700 for derivative stock appreciation rights with a related party at March 31, 2017 and December 31, 2016, respectively)	87,312	83,756
Total liabilities	2,078,295	2,012,691

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 32,909 and 32,668 shares at March 31, 2017 and December 31, 2016, respectively; outstanding 32,883 and 32,642 shares at March 31, 2017 and December 31, 2016, respectively	—	—
Class B. Authorized 10,000 shares; issued and outstanding 3,153 at March 31, 2017 and December 31, 2016; convertible on a share-per-share basis into Class A common stock	2,663	2,663
Less cost of 26 Class A common shares held in treasury at March 31, 2017 and December 31, 2016	(249)	(249)
Paid-in capital	6,358	3,237
Retained earnings (deficit)	(36,557)	17,068
Total General Communication, Inc. stockholders' equity	(27,785)	22,719
Non-controlling interests	33,121	30,529
Total stockholders’ equity	5,336	53,248
Total liabilities and stockholders’ equity	$2,083,631	2,065,939

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2017	2016
Revenues	$228,115	231,098
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	69,274	76,291
Selling, general and administrative expenses	93,558	87,646
Depreciation and amortization expense	49,937	47,142
Operating income	15,346	20,019

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(19,836)	(19,171)
Interest expense with related party	(1,877)	(1,831)
Derivative instrument unrealized income (loss) with related party	(2,910)	4,530
Other	627	502
Other expense, net	(23,996)	(15,970)

Income (loss) before income taxes	(8,650)	4,049
Income tax expense	(46,596)	(3,067)
Net income (loss)	(55,246)	982

Net loss attributable to non-controlling interests	(117)	(117)
Net income (loss) attributable to General Communication, Inc.	$(55,129)	1,099

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(1.60)	0.03
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(1.60)	0.03
Diluted net loss attributable to General Communication, Inc. common stockholders per Class A common share	$(1.60)	(0.04)
Diluted net loss attributable to General Communication, Inc. common stockholders per Class B common share	$(1.60)	(0.04)

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Shares of Class A and B Common Stock	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings (Deficit)	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2016	38,747	$—	2,664	(249)	6,631	79,217	30,998	119,261
Net income (loss)	—	—	—	—	—	1,099	(117)	982
Common stock repurchases and retirements	(635)	(1,557)	—	—	—	(9,994)	—	(11,551)
Shares issued under stock option plan	6	64	—	—	—	—	—	64
Issuance of restricted stock awards	495	1,493	—	—	(1,493)	—	—	—
Share-based compensation expense	—	—	—	—	2,366	—	—	2,366
Balances at March 31, 2016	38,613	$—	2,664	(249)	7,504	70,322	30,881	111,122

Balances at January 1, 2017	35,821	$—	2,663	(249)	3,237	17,068	30,529	53,248
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	18	7,077	—	7,095
Net loss	—	—	—	—	—	(55,129)	(117)	(55,246)
Common stock repurchases and retirements	(281)	—	—	—	—	(5,573)	—	(5,573)
Issuance of restricted stock awards	522	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	3,103	—	—	3,103
Investment by non-controlling interest	—	—	—	—	—	—	2,709	2,709
Balances at March 31, 2017	36,062	$—	2,663	(249)	6,358	(36,557)	33,121	5,336

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)
(Amounts in thousands)
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(55,246)	982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,937	47,142
Deferred income tax expense	46,596	3,067
Share-based compensation expense	3,138	2,327
Unrealized (income) loss on derivative instrument with related party	2,910	(4,530)
Other noncash income and expense items	3,165	2,446
Change in operating assets and liabilities	(14,665)	(9,509)
Net cash provided by operating activities	35,835	41,925
Cash flows from investing activities:
Purchases of property and equipment	(53,465)	(44,598)
Purchase of business, net of cash received	(6,341)	—
Purchases of other assets and intangible assets	(4,207)	(3,947)
Note receivable payment from an equity method investee	—	3,000
Other	(3,755)	(8)
Net cash used for investing activities	(67,768)	(45,553)
Cash flows from financing activities:
Borrowing on Amended Senior Credit Facility	40,000	25,000
Repayment of debt, capital lease, and tower obligations	(13,228)	(22,955)
Purchase of treasury stock to be retired	(5,573)	(11,551)
Proceeds from tower sale	3,656	—
Other	2,540	64
Net cash provided by (used for) financing activities	27,395	(9,442)
Net decrease in cash and cash equivalents	(4,538)	(13,070)
Cash and cash equivalents at beginning of period	19,297	26,528
Cash and cash equivalents at end of period	$14,759	13,458

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The accompanying unaudited interim consolidated financial statements include the accounts of General Communication, Inc. (“GCI”) and its direct and indirect subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. They should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016, filed with the SEC on March 2, 2017, as part of our annual report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for an entire year or any other period.

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

(b)	Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries, as well as five variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are Terra GCI Investment Fund, LLC (“TIF”), Terra GCI 2 Investment Fund, LLC (“TIF 2”), Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”), Terra GCI 3 Investment Fund, LLC (“TIF 3”), and Twain Investment Fund 210, LLC ("TIF 4").  We also include in our consolidated financial statements non-controlling interests in consolidated subsidiaries for which our ownership is less than 100 percent.  All significant intercompany transactions between non-regulated affiliates of our company are eliminated.  Intercompany transactions generated between regulated and non-regulated affiliates of our company are not eliminated in consolidation.

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

(d)	Recently Issued Accounting Pronouncements
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

The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate using the retrospective method to adopt this standard. Early adoption is permitted for annual

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

periods beginning after December 15, 2016, however, we do not plan to early adopt this standard. We have assessed our material revenue streams and we do not anticipate significant changes to the timing and amount of our revenue recognition as a result of this new standard. We will have additional revenue recognition disclosures upon adoption of the new standard.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The update eliminates step 2 of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the maximum impairment being the total value of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted and should be applied prospectively. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

(e)	Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. The update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 requires all excess tax benefits to be recorded in income even if they have not yet been realized. ASU 2016-09 also provides an election to account for forfeitures as they occur as opposed to estimating the amount of forfeitures. We adopted ASU 2016-09 as of January 1, 2017 on a modified retrospective basis. We have elected to account for forfeitures as they occur. As a result of

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

adoption of this standard, we have recorded a $7.1 million adjustment to Retained Earnings (Deficit) as of January 1, 2017.

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

(h)	Common Stock
We have a common stock buyback program to repurchase GCI's Class A and Class B common stock. The cost of the repurchased common stock reduces Retained Earnings (Deficit) in our Consolidated Balance Sheets and is treated as constructively retired when purchased.

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

(j)	Derivative Financial Instrument
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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(l)	Use of Estimates
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

(m)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Surcharges reported gross	831	1,031

(n)	Reclassifications
Reclassifications have been made to the 2016 financial statements to make them comparable with classifications used in the current year.

(2)	Tower Sale and Leaseback
In August 2016 and March 2017, we sold to Vertical Bridge Towers II, LLC (“Vertical Bridge”) tower sites in exchange for net proceeds of $90.8 million and $3.7 million, respectively (“Tower Transactions”). The sale included, where applicable, the towers, the land on which the towers were situated if owned by us, the obligation to pay land leases, and other executory costs.
We entered into a master lease agreement in which we lease back space at the tower sites for an initial term of ten years, followed by the option to renew for eight additional five year periods, for a total possible lease term of 50 years. Each lease is subject to a 2% annual increase in lease payments throughout the life of the initial lease and all subsequent lease renewals.
Prior to the Tower Transaction, we had the legal obligation to remove the towers upon termination of the land lease agreements. The obligation is now reduced to the removal of our equipment from the towers. Therefore, we reduced our asset retirement obligation related to the tower sites by $3.4 million as of December 31, 2016.
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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

	March 31, 2017	December 31, 2016
Property and equipment (1)	$21,472	18,792
Tower obligation(2)	$91,221	87,653
(1) Property conveyed to Vertical Bridge as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

Future minimum payments related to the Tower Obligation, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2017	$5,329
2018	7,339
2019	7,486
2020	7,635
2021	7,788
2022 and thereafter	154,706
Total minimum payments	190,283
Less amount representing interest	96,661
Tower obligation	$93,622

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Three Months Ended March 31,	2017	2016
Increase in accounts receivable, net	$(25,933)	(14,761)
Increase in prepaid expenses	(3,180)	(3,806)
Decrease in inventories	2,575	887
(Increase) decrease in other current assets	28	(84)
Increase in other assets	(293)	(3,301)
Increase (decrease) in accounts payable	3,018	(2,972)
Increase in deferred revenues	1,419	1,161
Decrease in accrued payroll and payroll related obligations	(494)	(3,191)
Increase in accrued liabilities	41	552
Increase in accrued interest	8,960	9,031
Increase (decrease) in subscriber deposits	153	(49)
Increase (decrease) in long-term deferred revenue	(577)	5,458
Increase (decrease) in components of other long-term liabilities	(382)	1,566
Total change in operating assets and liabilities	$(14,665)	(9,509)

The following item is for the three months ended March 31, 2017 and 2016 (amounts in thousands):

Net cash paid or received:	2017	2016
Interest paid including capitalized interest	$13,382	11,580

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following items are non-cash investing and financing activities for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Non-cash additions for purchases of property and equipment	$12,942	13,395
Net asset retirement obligation additions to property and equipment	$509	357

(4)	Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization expense	$3,346	2,760

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2017	$12,586
2018	$10,723
2019	$8,220
2020	$6,282
2021	$4,511

(5)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are as follows (amounts in thousands):

March 31, 2017	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,331	—	—	1,331
Liabilities:
Derivative stock appreciation rights	$—	—	32,610	32,610

December 31, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,477	—	—	1,477
Liabilities:
Derivative stock appreciation rights	$—	—	29,700	29,700

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at March 31, 2017 and December 31, 2016 are as follows (amounts in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,367,106	1,439,970	1,336,772	1,393,865

The following methods and assumptions were used to estimate fair values:

•
The fair values of the 6.75% Senior Notes due 2021 and the 6.875% Senior Notes due 2025 both issued by GCI, Inc., our wholly owned subsidiary, are based upon quoted market prices for the same or similar issues (Level 2).

•
The fair value of our Searchlight Capital, L.P. ("Searchlight") Note Payable is based on the current rates offered to us for similar remaining maturities plus an additional premium to reflect its subordination to our 2021 and 2025 Notes (Level 3).

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

We use a lattice based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior and holder behavior. The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at March 31, 2017:

March 31, 2017
Contractual term (in years)	1.8 to 5.8
Volatility	38%
Risk-free interest rate	2.1%

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in fair value of our financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016 (amounts in thousands):

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance at January 1, 2016	$32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(4,530)
Balance at March 31, 2016	$28,290

Balance at January 1, 2017	$29,700
Fair value adjustment at end of period, included in Other Income (Expense)	2,910
Balance at March 31, 2017	$32,610

(6)	Stockholders’ Equity

Common Stock
GCI’s Board of Directors had authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty (see Note 11).

During the three months ended March 31, 2017 and 2016, we repurchased 0.2 million and 0.6 million shares of our Class A common stock under the stock buyback program at a cost of $4.0 million and $11.1 million, respectively.

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. We have issued only restricted stock awards since 2010. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted.  We have 1.1 million shares available for grant under the Stock Option Plan at March 31, 2017.

A summary of nonvested restricted stock award activity under the Stock Option Plan as of March 31, 2017 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,465	$14.41
Granted	522	$20.83
Vested	(279)	$11.89
Nonvested at March 31, 2017	1,708	$16.79

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The weighted average grant date fair value of awards granted during the three months ended March 31, 2017 and 2016, were $20.83 and $18.16, respectively. The total fair value of awards vesting during the three months ended March 31, 2017 and 2016 were $5.7 million and $1.5 million, respectively. We have recorded share-based compensation expense of $3.1 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $21.0 million as of March 31, 2017.  We expect to recognize share-based compensation expense over a weighted average period of 1.9 years for restricted stock awards.

(7)	Earnings (Loss) per Common Share
Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2017		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(50,072)	(5,057)	$1,009	90
Less: Undistributed net income allocable to participating securities	—	—	(48)	—
Undistributed net income (loss) allocable to common stockholders	(50,072)	(5,057)	961	90
Denominator:
Weighted average common shares outstanding	31,220	3,153	33,696	3,155
Basic net income (loss) attributable to GCI common stockholders per common share	$(1.60)	(1.60)	$0.03	0.03

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2017		2016
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$(50,072)	(5,057)	$961	90
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(5,057)	—	90	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	117	(217)
Effect of derivative instrument that may be settled in cash or shares	—	—	(2,668)	—
Effect of share based compensation that may be settled in cash or shares	—	—	(23)	—
Undistributed net loss adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(55,129)	(5,057)	$(1,523)	(127)
Denominator:
Number of shares used in basic computation	31,220	3,153	33,696	3,155
Conversion of Class B to Class A common shares outstanding	3,153	—	3,155	—
Effect of derivative instrument that may be settled in cash or shares	—	—	869	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	34,373	3,153	37,746	3,155
Diluted net loss attributable to GCI common stockholders per common share	$(1.60)	(1.60)	$(0.04)	(0.04)

Weighted average shares associated with outstanding securities for the three months ended March 31, 2017 and 2016, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended March 31,
	2017	2016
Derivative instrument that may be settled in cash or shares, the effect of which is anti-dilutive	1,057	—
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	26	—
Shares associated with anti-dilutive unexercised stock options	1	6
Total excluded	1,084	6

(8)	Segments
We operate our business under a single reportable segment. Effective in the first quarter of 2017, we merged our former Wireless and Wireline segments into one operating segment in order to make our operations more efficient. We reassessed and reorganized our management and internal reporting structures and realigned our external financial reporting to support this change. Our chief operating decision maker assesses our financial performance as follows:
•Capital expenditure decisions are based on the support they provide to all revenue streams

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

•Revenues are managed on the basis of specific customers and customer groups

•	Costs are generally managed and assessed by function and generally support the organization across all customer groups or revenue streams
•Profitability is assessed at the consolidated level

Prior to 2017, we operated our business under two reportable segments - Wireline and Wireless. As a result of the reorganization of our reporting structure, assets, including goodwill, and liabilities were reassigned to a single reporting unit.

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

As disclosed in Note 5 of this Form 10-Q, we have an unsecured promissory note and stock appreciation rights with Searchlight. Searchlight is a related party because one of its principals is a member of our Board of Directors.

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

On March 21, 2017, we entered into the fourth arrangement ("NMTC #4"). In connection with the NMTC #4 transaction we loaned $6.7 million to TIF 4, a special purpose entity created to effect the financing arrangement, at 1% interest due March 21, 2040. Simultaneously, US Bancorp invested $3.3 million in TIF 4. TIF 4 then contributed US Bancorp's contributions and the loan proceeds to a CDE. The CDE then paid a placement fee of $0.2 million and loaned the remaining $9.8 million, at an interest rate of 0.7337%, to Unicom, as partial financing for TERRA-NW.

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB, TIF 3, and TIF 4, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom net of syndication and arrangement fees, were restricted for use on various phases of the TERRA-NW project.  We plan to complete construction of the TERRA-NW phases for which these funds will be used during 2017. Restricted cash of $4.6 million was held by Unicom at March 31, 2017, and is included in our Consolidated Balance Sheets.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB, TIF 3, and/or TIF 4. We believe that US Bancorp will exercise the put options in August 2018, October 2019, December 2019, and March 2024, at the end of the compliance periods for NMTC #1, NMTC #2, NMTC #3, and NMTC #4, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of March 31, 2017.  The value attributed to the puts/calls is nominal.

We have determined that TIF, TIF 2, TIF 2-USB, TIF 3, and TIF 4 are VIEs.  The consolidated financial statement of TIF, TIF 2, TIF 2-USB, TIF 3, and TIF 4 include the CDEs discussed above. The ongoing activities of the VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIEs.  We concluded that we are the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

US Bancorp’s contributions, net of syndication fees and other direct costs incurred in structuring the NMTC arrangements, are included in Non-controlling Interests on the Consolidated Balance Sheets.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The assets and liabilities of our consolidated VIEs were $150.9 million and $110.9 million, respectively, as of March 31, 2017, and $140.9 million and $104.2 million, respectively, as of December 31, 2016.

(11)	Subsequent Events
On April 4, 2017, Liberty Interactive Corporation, a Delaware corporation (“Liberty”) entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Liberty Ventures Group (“Liberty Ventures”) assets

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

and liabilities will be contributed to GCI in exchange for a controlling interest in GCI. Liberty and LI LLC will contribute to the combined company (to be named GCI Liberty, Inc. (“GCI Liberty”) its entire equity interest in Liberty Broadband Corporation, Charter Communications, Inc. and LendingTree, Inc., together with the Evite, Inc. operating business and certain other assets and liabilities (including, subject to certain conditions, Liberty’s equity interest in FTD Companies, Inc.), in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) certain exchangeable debentures and (iii) cash, and (b) the assumption of certain liabilities by GCI Liberty (the "Contribution").

Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock.  Holders of GCI Class A Common Stock and GCI Class B Common Stock each will receive (i) 0.63 of a share of reclassified GCI Class A Common Stock and (ii) 0.20 of a share of new GCI Series A preferred stock in exchange for each share of their existing GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share for the existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A Common Stock and $5.00 per share in newly issued GCI Preferred Stock, and a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B Common Stock). The Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The Transactions are expected to be consummated during the first quarter of 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals.

On April 12, 2017, we announced that our wholly owned subsidiary, GCI, Inc., is soliciting consents from the holders of its outstanding 6.75% Senior Notes due 2021 (“6.75% Senior Notes”) and 6.875% Senior Notes due 2025 (“6.875% Senior Notes” and together with the 6.75% Senior Notes, the “Notes”) to effect certain amendments to the indentures governing the Notes (the “Indentures”) to facilitate the Transactions, upon the terms and subject to the conditions set forth in the Consent Solicitation Statement, dated April 12, 2017, and the related Letter of Consent. The consent solicitation expired on April 24, 2017 and we received consents from holders of: (a) $312,418,000 in aggregate principal amount of the 6.75% Senior Notes, representing 96.13% of the total principal amount outstanding of the 6.75% Senior Notes, and (b) $443,538,000 in aggregate principal amount of the 6.875% Senior Notes, representing 98.56% of the total principal amount outstanding of the 6.875% Senior Notes. The consent of holders of at least a majority in aggregate principal amount of a series of Notes then outstanding was required to approve the proposed amendment with respect to that series of Notes.

On April 26, 2017, we paid to the tabulation agent for the benefit of registered holders of Notes as of the record date for the Consent Solicitation that validly delivered (and did not validly revoke) a properly completed letter of consent (a “Consent”) on or prior to the expiration date (x) with respect to the proposed amendment relating to the 6.75% Senior Notes, an aggregate consent fee of $812,500 payable to the holders of 6.75% Senior Notes, on a pro rata basis, who validly delivered (and did not validly revoke) a properly completed Consent and (y) with respect to the proposed amendment relating to the 6.875% Senior Notes, an aggregate consent fee of $1,125,000 payable to the holders of 6.875% Senior Notes, on a pro rata basis, who validly delivered (and did not validly revoke) a properly completed Consent. The proposed amendments will be effected by supplemental indentures to the Indentures.

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

General Overview
Through our focus on long-term results, acquisitions, and strategic capital investments, we strive to consistently grow our earnings before interest, taxes, depreciation, and amortization. We have historically met our cash needs for operations and regular and maintenance capital expenditures through our cash flows from operating activities.  Historically, cash requirements for significant acquisitions and major capital expenditures have been provided largely through our financing activities.

Major Development
On April 4, 2017, Liberty Interactive Corporation, a Delaware corporation (“Liberty”) entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with General Communication, Inc. (“GCI”), an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Liberty Ventures Group (“Liberty Ventures”) assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI. Liberty and LI LLC will contribute to the combined company (to be named GCI Liberty, Inc. (“GCI Liberty”) its entire equity interest in Liberty Broadband Corporation, Charter Communications, Inc. and LendingTree, Inc., together with the Evite, Inc. operating business and certain other assets and liabilities (including, subject to certain conditions, Liberty’s equity interest in FTD

Companies, Inc.), in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) certain exchangeable debentures and (iii) cash, and (b) the assumption of certain liabilities by GCI Liberty (the "Contribution").

Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock.  Holders of GCI Class A Common Stock and GCI Class B Common Stock each will receive (i) 0.63 of a share of reclassified GCI Class A Common Stock and (ii) 0.20 of a share of new GCI Series A preferred stock in exchange for each share of their existing GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share for the existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A Common Stock and $5.00 per share in newly issued GCI Preferred Stock, and a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B Common Stock). The Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The Transactions are expected to be consummated during the first quarter of 2018, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals.

Results of Operations

Revenues
The components of revenue for the three months ended March 31, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Consumer[1]
Wireless	$40,100	43,404	(8)%
Data	36,088	34,960	3%
Video	24,939	28,347	(12)%
Voice	6,061	7,042	(14)%
Business[2]
Wireless	25,362	24,856	2%
Data	78,066	72,011	8%
Video	4,122	5,062	(19)%
Voice	13,377	15,416	(13)%
Total revenue	$228,115	231,098	(1)%

[1] Includes revenues from sales to residential customers and, beginning January 1, 2017, also includes sales to small business customers.
[2]  Includes revenues from sales to businesses, governmental entities, educational and medical institutions, and common carrier customers and for the three months ended March 31, 2016 includes sales to small business customers.

Selected key performance indicators follow:

	March 31,		Percentage
	2017	2016	Change
Consumer
Data:
Cable modem subscribers[1]	130,900	130,900	—%
Video:
Basic subscribers[2]	106,100	112,700	(6)%
Digital programming tier subscribers[3]	48,000	57,800	(17)%
HD/DVR converter boxes[4]	112,400	118,000	(5)%
Homes passed	250,800	253,100	(1)%
Voice:
Total local access lines in service[5]	52,700	54,900	(4)%
Business
Data:
Cable modem subscribers[1]	9,900	9,700	2%
Voice:
Total local access lines in service[5]	40,300	41,600	(3)%
Combined Consumer and Business
Wireless
Consumer Lifeline wireless lines in service[6]	27,200	28,000	(3)%
Consumer prepaid wireless lines in service[7]	27,800	23,900	16%
Consumer postpaid wireless lines in service[8]	143,600	149,100	(4)%
Business postpaid wireless lines in service[8]	23,400	25,000	(6)%
Total wireless lines in service	222,000	226,000	(2)%

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. On January 1, 2017, we transferred 3,100 small business cable modem subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of March 31, 2016 for the number of subscribers that were transferred on January 1, 2017.

2 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. On January 1, 2017, we transferred 500 small business basic subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of March 31, 2016 for the number of subscribers that were transferred on January 1, 2017.

3 A digital programming tier subscriber is defined as one digital programming tier of service delivered to an address or separate subunits thereof regardless of the number of outlets or digital programming tiers purchased. Digital programming tier subscribers are a subset of basic subscribers. On January 1, 2017, we transferred 100 small business digital programming tier subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of March 31, 2016 for the number of subscribers that were transferred on January 1, 2017.

4 A high-definition/digital video recorder ("HD/DVR") converter box is defined as one box rented by a digital programming or basic tier subscriber. A digital programming or basic tier subscriber is not required to rent an HD/DVR converter box to receive service. On January 1, 2017, we transferred 300 small business HD/DVR converter boxes from Business to Consumer. We adjusted the previously reported subscriber numbers as of March 31, 2016 for the number of subscribers that were transferred on January 1, 2017.

5 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. On January 1, 2017, we transferred 4,800 small business local access lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of March 31, 2016 for the number of subscribers that were transferred on January 1, 2017.

6 A Lifeline wireless line in service is defined as a revenue generating wireless device that is eligible for Lifeline support. The Universal Service Fund's Lifeline program is administered by the Universal Service Administrative Company and is designed to ensure that quality telecommunications services are available to low-income customers at affordable rates.

7 A prepaid wireless line in service is defined as a revenue generating wireless device where service is purchased in advance of use. The purchased credit is used to pay for wireless services at the point the service is accessed or consumed.

8 A postpaid wireless line in service is defined as a revenue generating wireless device where service is provided by a prior arrangement with a subscriber and the subscriber is billed after the fact according to their use of wireless services at the end of each month. On January 1, 2017, we transferred 3,700 small business postpaid wireless lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of March 31, 2016 for the number of subscribers that were transferred on January 1, 2017.

Consumer
The decrease in wireless revenue for the three months ended March 31, 2017 when compared to the same period in 2016 is primarily due to a $3.1 million or 16% decrease in plan fee revenue primarily due to a decrease in the number of postpaid subscribers and discounts given to customers who finance or bring their own device partially offset by an increase in revenue from prepaid subscribers.

The decrease in Consumer video revenue for the three months ended March 31, 2017 when compared to the same period in 2016 is primarily due to a decrease in the number of subscribers. Consumer video revenue faces challenges as more customers choose to have their video content delivered via the Internet. However, as a major Internet-provider ourselves, this selection may result in additional data service revenue to the extent we grow average cable modem revenue per subscriber.

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

The increase in data revenue for the three months ended March 31, 2017 when compared to the same period in 2016 is primarily due to a $4.9 million or 8% increase in data transport and storage revenue due to new customers and increased purchases by our existing customers partially offset by decreases due to rate compression.

Cost of Goods Sold
Cost of Goods Sold for the three months ended March 31, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Cost of Goods Sold	$69,274	76,291	(9)%

The decrease in Cost of Goods Sold for the three months ended March 31, 2017 when compared to the same period in 2016 is primarily due to the following:

•	A $3.4 million or 34% decrease due to a decrease in variable time and materials Cost of Goods Sold,

•
A $1.9 million or 12% decrease in wireless distribution and capacity costs due to savings from a decrease in tariff rates, the migration of circuits to our own facilities, and a reduction of tower related costs due to our sales of towers in the third quarter of 2016,

•	A $1.2 million or 11% decrease due to a decrease in the number of handsets sold,

•	A $1.3 million or 19% decrease due to a decrease in the number of local access lines and long-distance traffic carried on our network, and a

•	A $0.8 million or 4% decrease in video distribution costs and programming costs primarily due to a decrease in subscribers.

The decrease for the three months ended March 31, 2017 is partially offset by a $1.0 million or 418% increase in non-cash wireless spectrum leasing costs in 2017 due to a non-cash exchange with a wireless carrier.

Selling, General and Administrative Expenses
Selling, general and administrative expenses are as follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Selling, general and administrative expenses	$93,558	87,646	7%

Individually significant items contributing to the increases in selling, general and administrative expenses include:

•	A $3.0 million increase in labor and health insurance costs,

•	A $4.2 million increase in transaction costs related to the Transactions with Liberty, and

•	A $2.4 million increase in professional and contract services.

The increases above are partially offset by the absence of $1.1 million to support a campaign to encourage public action related to the State of Alaska budget for the three months ended March 31, 2016.

We expect to incur significant costs during 2017 related to the Transactions with Liberty.

As a percentage of total revenues, selling, general and administrative expenses increased from 38% for the three months ended March 31, 2016 to 41% for the three months ended March 31, 2017. The increase in selling, general, and administrative expenses as a percentage of total revenues for the three months ended March 31, 2017 when compared to the same period in 2016 is primarily due to the costs related to the Transactions with Liberty.

Depreciation and Amortization Expense
Depreciation and amortization expense follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Depreciation and amortization expense	$49,937	47,142	6%

The increase is primarily due to new assets placed in service in the last nine months of 2016 and in the first three months of 2017, partially offset by assets which became fully depreciated during the last nine months of 2016 and in the first three months of 2017.

Other Expense, Net
Other expense, net of other income, follows (amounts in thousands):

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Other expense, net	$23,996	15,970	50%

The increase is primarily due to a $2.9 million unrealized loss for the three months ended March 31, 2017 recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P. compared to a $4.5 million unrealized gain for the three months ended March 31, 2016. We expect the unrealized loss for the derivative instrument to increase significantly in 2017 due to an expected change in the estimate for the expected term and volatility as a result of the Transactions with Liberty.

Income Tax Expense

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Income tax expense	$46,596	3,067	1,419%
Effective income tax rate	(539)%	76%

Our effective tax rate is impacted by the volatility of our income before income taxes and permanent differences. The primary drivers of our permanent difference volatility in 2017 were the unrealized gain (loss) recorded for adjusting to fair value a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight and the costs related to the Transactions with Liberty.

At March 31, 2017, we have income tax net operating loss carryforwards of $280.4 million that will begin expiring in 2022 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $115.3 million associated with income tax net operating losses that were generated from 2000 to 2015 and that expire from 2020 to 2035, respectively, and with charitable contributions that were converted to net operating losses in 2004 through 2007, 2013, and 2014 and that expire in 2024 through 2027, 2033, and 2034, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be (539%) to (544%) in the year ending December 31, 2017.

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

The Transactions with Liberty may have a significant impact on our liquidity and capital. Please see Part II - Item 1A. Risk Factors for additional considerations as a result of the Transactions with Liberty.

Investing Activities
Net cash used for investing activities consists primarily of cash paid for capital expenditures.  Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.  A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed.

Our cash expenditures for property and equipment, including construction in progress, totaled $53.5 million and $44.6 million during the three months ended March 31, 2017 and 2016, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2016, we expect our 2017 capital expenditures to total approximately $165.0 million. This estimate is based on purchases in 2017 regardless of the timing of cash payments.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017, consists primarily of cash received from borrowings on our Senior Credit Facility partially off-set by payments of long-term debt, capital leases, and repurchases of our stock. Net cash used by financing activities during the three months ended March 31, 2016, consists primarily of repurchases of our stock and payments of long-term debt and capital leases partially offset by borrowings on our Senior Credit Facility.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
We had a $85.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at March 31, 2017, which leaves $94.0 million available for borrowing as of March 31, 2017.

Debt Covenants
We are subject to covenants and restrictions under our long-term debt agreements.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our long-term debt agreements will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  During the three months ended March 31, 2017 we repurchased 0.2 million shares of GCI common stock under the stock buyback program at a cost of $4.0 million.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty.

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

Those policies considered to be critical accounting policies for 2017 are the allowance for doubtful receivables, valuation of derivative stock appreciation rights, impairment and useful lives of intangible assets, and the valuation allowance for net operating loss deferred tax assets.  A complete discussion of our critical accounting policies can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our December 31, 2016 annual report on Form 10-K.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in Note 1 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" and in Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term Loan B, and revolving credit facility. Amounts borrowed under the term loan and revolving credit facility bear interest at LIBOR plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term Loan B bear interest at LIBOR plus 3.00%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of March 31 2017, we have borrowed $553.0 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.5 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price volatility. At March 31, 2017, a 1% increase in our stock price volatility used to determine the fair value of our stock appreciation rights would result in recognition of $0.3 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We expect to incur significant costs and expenses in connection with the Transactions.

We expect to incur certain nonrecurring costs in connection with the consummation of the Transactions contemplated by the Reorganization Agreement, including advisory, legal and other transaction costs. A majority of these costs have already been incurred or will be incurred regardless of whether the Transactions are completed. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, we continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Transactions. Although we expect that the realization of benefits related to the Transactions will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

Additionally, the inputs that impact the estimate of value of our derivative stock appreciation rights will be impacted by the Transactions with Liberty. As a result, we expect to record a significant unrealized loss for our derivative stock appreciation rights during the second quarter of 2017. The Transactions with Liberty may have a significant impact on the inputs to the model we use to estimate the value of our derivative stock appreciation rights and could adversely affect our financial position or results of operations.

The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in the businesses of GCI and Liberty, which could have an adverse effect on the business and financial results of both GCI and Liberty.

Liberty and GCI are unaffiliated companies that are currently operated independently of each other. Management of both GCI and Liberty may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Transactions. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Transactions. These factors could adversely affect the financial position or results of operations of Liberty and GCI, regardless of whether the Transactions are completed.

We are subject to contractual restrictions while the Transactions are pending, which could adversely affect our business.

The Reorganization Agreement imposes certain restrictive interim covenants on us. For instance, the consent of Liberty is required in respect of, among other things, amendments to our organizational documents, share repurchases, certain actions relating to material contracts, certain employee benefit changes, limitations on capital expenditures and limitations on dispositions, payments of dividends, and certain issuances of shares of our common stock. These restrictions may prevent us from taking certain actions before the closing of the Transactions or the termination of the Reorganization Agreement, including making certain acquisitions or otherwise pursuing certain business opportunities, or making certain changes to our capital stock, that our board of directors may deem beneficial.

Failure to complete the Transactions could negatively impact our stock price and financial results.

If the Transactions are not completed for any reason, including as a result of the GCI stockholders or the Liberty stockholders failing to approve the necessary proposals, we may be subject to numerous risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on the price of our common stock;

•	We may be required to pay Liberty a termination fee in connection with the termination of the Reorganization Agreement under certain circumstances;

•	We may experience reputational harm due to the adverse perception of any failure to successfully complete the Transactions; and

•
We may experience harm to our business due to the following: (i) operating under the restrictions on the conduct of our business set forth in the Reorganization Agreement, (ii) having our management divert attention away from their respective day-to-day activities and operations and devoting time and effort to consummating the Transactions and (iii) incurring significant costs, including advisory, legal and other transaction costs, each as explained above, without realizing any of the benefits of having completed the Transactions.

In addition, we could be subject to the cost of litigation related to any dispute regarding an alleged failure of a closing condition or any related enforcement proceeding commenced against us to perform its obligations under the Reorganization Agreement or any of the other transaction documents, as well as any judgment potentially sustained against us in any such action. All of these risks, expenses and contingencies could adversely affect our financial position and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table provides information about repurchases of shares of our Class A common stock during the quarter ended March 31, 2017:

	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs[3]
January 1, 2017 to January 31, 2017	175,782	$20.07	113,535	$63,000,020
February 1, 2017 to February 28, 2017	100,491	$19.32	92,805	$61,205,210
March 1, 2017 to March 31, 2017	4,853	$21.09	118	$61,202,983
Total	281,126
[1] Consists of 206,458 shares from open market purchases made under our publicly announced repurchase plan and 74,668 shares from private purchases made to settle the minimum statutory tax-withholding requirements pursuant to restricted stock award vesting.

[2] The repurchase plan was publicly announced on November 3, 2004. Our plan does not have an expiration date, however transactions pursuant to the plan are subject to periodic approval by our Board of Directors. We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty.

[3] The total amount approved by our Board of Directors for repurchase under our publicly announced repurchase plan was $404.1 million through March 31, 2017, consisting of $399.1 million through December 31, 2016, and an additional $5.0 million during the three months ended March 31, 2017. We have made total repurchases under the program of $342.9 million through March 31, 2017. If stock repurchases are less than the total approved quarterly amount the difference may be carried forward and used to repurchase additional shares in future quarters, subject to board approval.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K/A filed by General Communication, Inc. on May 1, 2017).

4.1
Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc. and MUFG Union Bank, N.A., as Trustee (6.75% Senior Notes) (incorporated by reference to Exhibit 4.1 to Form 8-K filed by General Communication, Inc. on May 2, 2017).

4.2
Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc. and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes) (incorporated by reference to Exhibit 4.2 to Form 8-K filed by General Communication, Inc. on May 2, 2017).

10.1
Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., John C. Malone and Leslie Malone (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by General Communication, Inc. on May 1, 2017).

10.2
Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., John W. Stanton and Theresa E. Gillespie (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed by General Communication, Inc. on May 1, 2017).

10.3
Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., Ronald A. Duncan and Dani Bowman (incorporated by reference to Exhibit 10.3 to Form 8-K/A filed by General Communication, Inc. on May 1, 2017).

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
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	May 4, 2017
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	May 4, 2017
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	May 4, 2017
Lynda L. Tarbath	Officer (Principal Accounting Officer)