Form 10-Q
period 2017-06-30
GENERAL COMMUNICATION INC
filed 2017-08-03
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's classes of common stock as of July 31, 2017 was:

33,049,000 shares of Class A common stock; and
3,052,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	June 30,	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$23,022	19,297

Receivables	208,118	184,296
Less allowance for doubtful receivables	3,788	4,407
Net receivables	204,330	179,889

Prepaid expenses	23,221	18,599
Inventories	10,837	11,945
Other current assets	167	167
Total current assets	261,577	229,897

Property and equipment	2,682,580	2,614,875
Less accumulated depreciation	1,538,272	1,452,957
Net property and equipment	1,144,308	1,161,918

Goodwill	242,110	239,263
Cable certificates	191,635	191,635
Wireless licenses	93,753	92,347
Other intangible assets, net of amortization	76,082	74,444
Other assets	75,120	76,435
Total other assets	678,700	674,124
Total assets	$2,084,585	2,065,939

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligation	$13,703	13,229
Accounts payable	49,360	72,937
Deferred revenue	39,960	37,618
Accrued payroll and payroll related obligations	30,979	30,305
Accrued liabilities	15,147	14,729
Accrued interest (including $2,296 and $5,132 to a related party at June 30, 2017 and December 31, 2016, respectively)	11,461	13,926
Subscriber deposits	1,224	917
Total current liabilities	161,834	183,661

Long-term debt, net (including $57,642 and $56,640 to a related party at June 30, 2017 and December 31, 2016, respectively)	1,384,105	1,333,446
Obligations under capital leases, excluding current maturities (including $1,738 and $1,769 due to a related party at June 30, 2017 and December 31, 2016, respectively)	45,393	50,316
Deferred income taxes	136,473	137,982
Long-term deferred revenue	137,359	135,877
Tower obligation	90,990	87,653
Other liabilities (including $71,400 and $29,700 for derivative stock appreciation rights with a related party at June 30, 2017 and December 31, 2016, respectively)	126,820	83,756
Total liabilities	2,082,974	2,012,691

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A. Authorized 100,000 shares; issued 33,082 and 32,668 shares at June 30, 2017 and December 31, 2016, respectively; outstanding 33,056 and 32,642 shares at June 30, 2017 and December 31, 2016, respectively	—	—
Class B. Authorized 10,000 shares; issued and outstanding 3,052 and 3,153 shares at June 30, 2017 and December 31, 2016, respectively; convertible on a share-per-share basis into Class A common stock	2,578	2,663
Less cost of 26 Class A common shares held in treasury at June 30, 2017 and December 31, 2016	(249)	(249)
Paid-in capital	11,686	3,237
Retained earnings (deficit)	(45,407)	17,068
Total General Communication, Inc. stockholders' equity (deficit)	(31,392)	22,719
Non-controlling interests	33,003	30,529
Total stockholders’ equity	1,611	53,248
Total liabilities and stockholders’ equity	$2,084,585	2,065,939

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2017	2016	2017	2016
Revenues	$224,346	233,766	452,461	464,864
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	68,329	78,141	137,603	154,432
Selling, general and administrative expenses	96,229	88,022	189,787	175,668
Depreciation and amortization expense	48,757	48,072	98,694	95,214
Operating income	11,031	19,531	26,377	39,550

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(20,946)	(19,362)	(40,782)	(38,533)
Interest expense with related party	(1,915)	(1,846)	(3,792)	(3,677)
Derivative instrument unrealized income (loss) with related party	(38,790)	6,510	(41,700)	11,040
Other	645	587	1,272	1,089
Other expense, net	(61,006)	(14,111)	(85,002)	(30,081)

Income (loss) before income taxes	(49,975)	5,420	(58,625)	9,469
Income tax (expense) benefit	40,975	(2,122)	(5,621)	(5,189)
Net income (loss)	(9,000)	3,298	(64,246)	4,280

Net loss attributable to non-controlling interests	(118)	(117)	(235)	(234)
Net income (loss) attributable to General Communication, Inc.	$(8,882)	3,415	(64,011)	4,514

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(0.26)	0.09	(1.86)	0.12
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(0.26)	0.09	(1.86)	0.12
Diluted net loss attributable to General Communication, Inc. common stockholders per Class A common share	$(0.26)	(0.01)	(1.86)	(0.05)
Diluted net loss attributable to General Communication, Inc. common stockholders per Class B common share	$(0.26)	(0.01)	(1.86)	(0.05)

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Shares of Class A and B Common Stock	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings (Deficit)	Non- controlling Interests	Total Stockholders’ Equity

(Amounts in thousands)
Balances at January 1, 2016	38,747	$—	2,664	(249)	6,631	79,217	30,998	119,261
Net income (loss)	—	—	—	—	—	4,514	(234)	4,280
Common stock repurchases and retirements	(1,200)	(196)	—	—	—	(20,336)	—	(20,532)
Issuance of restricted stock awards	582		—	—		—	—	—
Share-based compensation expense	—	—	—	—	5,115	—	—	5,115
Other	16	196	—	—	—	—	—	196
Balances at June 30, 2016	38,145	$—	2,664	(249)	11,746	63,395	30,764	108,320

Balances at January 1, 2017	35,821	$—	2,663	(249)	3,237	17,068	30,529	53,248
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	18	7,077	—	7,095
Net loss	—	—	—	—	—	(64,011)	(235)	(64,246)
Common stock repurchases and retirements	(285)	(7)	—	—	—	(5,626)	—	(5,633)
Issuance of restricted stock awards	597	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	8,431	—	—	8,431
Conversion of Class B to Class A shares	—	—	(85)	—	—	85	—	—
Investment by non-controlling interest	—	—	—	—	—	—	2,709	2,709
Other	1	7	—	—	—	—	—	7
Balances at June 30, 2017	36,134	$—	2,578	(249)	11,686	(45,407)	33,003	1,611

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)
(Amounts in thousands)
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(64,246)	4,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	98,694	95,214
Unrealized (income) loss on derivative instrument with related party	41,700	(11,040)
Deferred income tax expense	5,621	5,156
Share-based compensation expense	8,883	5,010
Other noncash income and expense items	6,710	6,222
Change in operating assets and liabilities	(29,208)	(15,652)
Net cash provided by operating activities	68,154	89,190
Cash flows from investing activities:
Purchases of property and equipment	(93,977)	(89,802)
Purchases of other assets and intangible assets	(6,658)	(7,109)
Purchase of business, net of cash received	(6,341)	—
Note receivable payment from an equity method investee	—	3,000
Proceeds from sale of investment	—	675
Other	(1,284)	126
Net cash used for investing activities	(108,260)	(93,110)
Cash flows from financing activities:
Borrowing on Amended Senior Credit Facility	77,000	35,000
Repayment of debt, capital lease, and tower obligations	(31,491)	(25,943)
Purchase of treasury stock to be retired	(5,633)	(20,532)
Proceeds from tower sale	3,656	—
Payment of debt modification costs	(2,417)	—
Other	2,716	196
Net cash provided by (used for) financing activities	43,831	(11,279)
Net increase (decrease) in cash and cash equivalents	3,725	(15,199)
Cash and cash equivalents at beginning of period	19,297	26,528
Cash and cash equivalents at end of period	$23,022	11,329

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

The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate using the modified retrospective method to adopt this standard. Early adoption is permitted for

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

annual periods beginning after December 15, 2016, however, we do not plan to early adopt this standard. We have assessed our material revenue streams and we do not anticipate significant changes to the timing and amount of our revenue recognition as a result of this new standard. We will have additional revenue recognition disclosures upon adoption of the new standard.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15,

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

(e)	Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. The update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. ASU 2016-09 requires all excess tax benefits to be recorded in income even if they have not yet been realized. ASU 2016-09 also provides an election to account for forfeitures as they occur as opposed to estimating the amount of forfeitures. We adopted ASU 2016-09 as of January 1, 2017 on a modified retrospective basis. We have elected to account for forfeitures as they occur. As a result of adoption of this standard, we have recorded a $7.1 million adjustment to Retained Earnings (Deficit) as of January 1, 2017.

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
The Universal Services Fund Rural Health Care ("RHC") Program subsidizes the rates for services provided to rural health providers. For the funding year that runs from July 1, 2016 through June 30, 2017, the USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health providers who submitted their funding requests during a certain period. We provide services to rural health providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the Federal Communications Commission ("FCC") published an order on June 30, 2017 to assist eligible remote Alaska rural health providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million to aid our rural health customers who were impacted by the pro-rata allocation.

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

(n)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Surcharges reported gross	$818	991	1,650	2,022

(o)	Reclassifications
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
The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

	June 30, 2017	December 31, 2016
Property and equipment (1)	$19,262	18,792
Tower obligation(2)	$90,990	87,653
(1) Property conveyed to Vertical Bridge as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

Future minimum payments related to the Tower Obligation, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2017	$3,594
2018	7,339
2019	7,486
2020	7,635
2021	7,788
2022 and thereafter	154,528
Total minimum payments	188,370
Less amount representing interest	95,022
Tower obligation	$93,348

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Six Months Ended June 30,	2017	2016
Increase in accounts receivable, net	$(23,239)	(15,513)
Increase in prepaid expenses	(4,568)	(4,582)
Decrease in inventories	1,108	745
(Increase) decrease in other current assets	58	(51)
(Increase) decrease in other assets	2,325	(3,925)
Decrease in accounts payable	(2,844)	(3,541)
Increase in deferred revenues	2,342	212
Increase (decrease) in accrued payroll and payroll related obligations	314	(1,733)
Increase (decrease) in accrued liabilities	(44)	1,594
Decrease in accrued interest	(2,465)	(2,821)
Increase (decrease) in subscriber deposits	307	(207)
Increase (decrease) in long-term deferred revenue	(1,506)	12,808
Increase (decrease) in components of other long-term liabilities	(996)	1,362
Total change in operating assets and liabilities	$(29,208)	(15,652)

The following item is for the six months ended June 30, 2017 and 2016 (amounts in thousands):

Net cash paid or received:	2017	2016
Interest paid including capitalized interest	$47,863	44,068

The following items are non-cash investing and financing activities for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Non-cash additions for purchases of property and equipment	$17,226	15,878
Net asset retirement obligation additions to property and equipment	$978	769

(4)	Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$3,210	3,276	6,557	6,036

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2017	$12,715
2018	$10,972
2019	$8,478
2020	$6,513
2021	$4,726

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(5)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

June 30, 2017	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,354	—	—	1,354
Liabilities:
Derivative stock appreciation rights	$—	—	71,400	71,400

December 31, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,477	—	—	1,477
Liabilities:
Derivative stock appreciation rights	$—	—	29,700	29,700

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at June 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,387,401	1,476,286	1,336,772	1,393,865

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

We use a lattice based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior, holder behavior, and the impact of a change of control (please see Note 11 for additional information regarding a change of control contingency). The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at June 30, 2017:

June 30, 2017
Contractual term (in years)	1.8 to 5.8
Volatility	20% to 40%
Risk-free interest rate	1.1% to 2.0%
Stock Price	$36.64

The following table summarizes the changes in fair value of our financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2017 and 2016 (amounts in thousands):

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance at January 1, 2016	$32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(11,040)
Balance at June 30, 2016	$21,780

Balance at January 1, 2017	$29,700
Fair value adjustment at end of period, included in Other Income (Expense)	41,700
Balance at June 30, 2017	$71,400

(6)	Stockholders’ Equity

Common Stock
GCI’s Board of Directors had authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty (see Note 11).

During the three months ended June 30, 2016, we repurchased 0.5 million shares of our Class A common stock under the stock buyback program at a cost of $8.3 million. During the six months ended June 30, 2017 and 2016, we repurchased 0.2 million and 1.1 million shares of our Class A common stock under the stock buyback program at a cost of $4.0 million and $19.5 million, respectively.

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

certain other changes in corporate structure or capitalization. We have issued only restricted stock awards since 2010. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted.  We have 1.0 million shares available for grant under the Stock Option Plan at June 30, 2017.

A summary of nonvested restricted stock award activity under the Stock Option Plan as of June 30, 2017 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,465	$14.41
Granted	597	$22.94
Vested	(360)	$17.24
Forfeited	(1)	$18.56
Nonvested at June 30, 2017	1,701	$16.80

The weighted average grant date fair value of awards granted during the six months ended June 30, 2017 and 2016, were $22.94 and $17.68, respectively. The total fair value of awards vesting during the six months ended June 30, 2017 and 2016 were $8.7 million and $4.3 million, respectively. We have recorded share-based compensation expense of $8.9 million and $5.0 million for the six months ended June 30, 2017 and 2016, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $17.6 million as of June 30, 2017.  We expect to recognize share-based compensation expense over a weighted average period of 1.7 years for restricted stock awards.

(7)	Earnings (Loss) per Common Share
Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(8,086)	(796)	3,134	281
Less: Undistributed net income allocable to participating securities	—	—	(167)	—
Undistributed net income (loss) allocable to common stockholders	(8,086)	(796)	2,967	281
Denominator:
Weighted average common shares outstanding	31,276	3,078	33,308	3,155
Basic net income (loss) attributable to GCI common stockholders per common share	$(0.26)	(0.26)	0.09	0.09

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$(8,086)	(796)	2,967	281
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(796)	—	281	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	189	(319)
Effect of derivative instrument that may be settled in cash or shares	—	—	(3,834)	—
Effect of share based compensation that may be settled in cash or shares	—	—	(39)	—
Undistributed net loss adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(8,882)	(796)	(436)	(38)
Denominator:
Number of shares used in basic computation	31,276	3,078	33,308	3,155
Conversion of Class B to Class A common shares outstanding	3,078	—	3,155	—
Effect of derivative instrument that may be settled in cash or shares	—	—	611	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	34,354	3,078	37,100	3,155
Diluted net loss attributable to GCI common stockholders per common share	$(0.26)	(0.26)	(0.01)	(0.01)

	Six Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(58,207)	(5,804)	4,144	370
Less: Undistributed net income allocable to participating securities	—	—	(210)	—
Undistributed net income (loss) allocable to common stockholders	(58,207)	(5,804)	3,934	370
Denominator:
Weighted average common shares outstanding	31,248	3,116	33,502	3,155
Basic net income (loss) attributable to GCI common stockholders per common share	$(1.86)	(1.86)	0.12	0.12

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2017		2016
	Class A	Class B	Class A	Class B
Diluted net loss per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$(58,207)	(5,804)	3,934	370
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(5,804)	—	370	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	304	(536)
Effect of derivative instrument that may be settled in cash or shares	—	—	(6,501)	—
Effect of share based compensation that may be settled in cash or shares	—	—	(62)	—
Undistributed net loss adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(64,011)	(5,804)	(1,955)	(166)
Denominator:
Number of shares used in basic computation	31,248	3,116	33,502	3,155
Conversion of Class B to Class A common shares outstanding	3,116	—	3,155	—
Effect of derivative instrument that may be settled in cash or shares	—	—	744	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	34,364	3,116	37,427	3,155
Diluted net loss attributable to GCI common stockholders per common share	$(1.86)	(1.86)	(0.05)	(0.05)

Weighted average shares associated with outstanding securities for the three and six months ended June 30, 2017 and 2016, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivative instrument that may be settled in cash or shares, the effect of which is anti-dilutive	1,921	—	1,616	—
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	26	—	26	—
Shares associated with anti-dilutive unexercised stock options	1	3	1	5
Total excluded	1,948	3	1,643	5

(8)	Segments
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

On October 3, 2012, we entered into the second arrangement (“NMTC #2”). In connection with the NMTC #2 transaction, we loaned $37.7 million to TIF 2 and TIF 2-USB, special purpose entities created to effect the financing arrangement, at 1% interest due October 2, 2042.  Simultaneously, US Bancorp invested $17.5 million in TIF 2 and TIF 2-USB.  TIF 2 and TIF 2-USB then contributed US Bancorp’s contributions and the loan proceeds to certain CDEs.  The CDEs, in turn, loaned the $55.2 million in funds less payment of placement fees, at interest rates varying from 0.7099% to 0.7693%, to Unicom, as partial financing for TERRA-NW.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

On December 11, 2012, we entered into the third arrangement (“NMTC #3”).  In connection with the NMTC #3 transaction, we loaned $8.2 million to TIF 3, a special purpose entity created to effect the financing arrangement, at 1% interest due December 10, 2042.  Simultaneously, US Bancorp invested $3.8 million in TIF 3.  TIF 3 then contributed US Bancorp’s contributions and the loan proceeds to a CDE.  The CDE, in turn, loaned the $12.0 million in funds less payment of placement fees, at an interest rate of 1.35%, to Unicom, as partial financing for TERRA-NW.

On March 21, 2017, we entered into the fourth arrangement ("NMTC #4"). In connection with the NMTC #4 transaction, we loaned $6.7 million to TIF 4, a special purpose entity created to effect the financing arrangement, at 1% interest due March 21, 2040. Simultaneously, US Bancorp invested $3.3 million in TIF 4. TIF 4 then contributed US Bancorp's contributions and the loan proceeds to a CDE. The CDE then paid a placement fee of $0.2 million and loaned the remaining $9.8 million, at an interest rate of 0.7337%, to Unicom, as partial financing for TERRA-NW.

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB, TIF 3, and TIF 4, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom net of syndication and arrangement fees, were restricted for use on various phases of the TERRA-NW project.  We plan to complete construction of the TERRA-NW phases for which these funds will be used during 2017. Restricted cash of $2.2 million was held by Unicom at June 30, 2017, and is included in our Consolidated Balance Sheets.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB, TIF 3, and/or TIF 4. We believe that US Bancorp will exercise the put options in August 2018, October 2019, December 2019, and March 2024, at the end of the compliance periods for NMTC #1, NMTC #2, NMTC #3, and NMTC #4, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of June 30, 2017.  The value attributed to the puts/calls is nominal.

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

The assets and liabilities of our consolidated VIEs were $150.9 million and $110.9 million, respectively, as of June 30, 2017, and $140.9 million and $104.2 million, respectively, as of December 31, 2016.

(11)	Commitments and Contingencies
On April 4, 2017, Liberty Interactive Corporation, a Delaware corporation (“Liberty”) entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”) with GCI, an Alaska corporation, and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Liberty (“LI LLC”), whereby Liberty will acquire GCI through a reorganization in which certain Liberty Ventures Group (“Liberty Ventures”) assets and liabilities will be contributed to GCI in exchange for a controlling interest in GCI. Liberty and LI LLC will contribute to the

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

combined company (to be named GCI Liberty, Inc. (“GCI Liberty”) its entire equity interest in Liberty Broadband Corporation, Charter Communications, Inc. and LendingTree, Inc., together with the Evite, Inc. operating business and certain other assets and liabilities (including, subject to certain conditions, Liberty’s equity interest in FTD Companies, Inc.), in exchange for (a) the issuance to LI LLC of (i) a number of shares of reclassified GCI Class A Common Stock and a number of shares of reclassified GCI Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the Contribution, respectively, (ii) certain exchangeable debentures and (iii) cash, and (b) the assumption of certain liabilities by GCI Liberty (the "Contribution").

Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock.  Holders of GCI Class A common stock and GCI Class B common stock each will receive (i) 0.63 of a share of reclassified GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A preferred stock in exchange for each share of their existing GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share for the existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A common stock and $5.00 per share in newly issued GCI Liberty Series A preferred stock, and a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock). The GCI Liberty Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The Transactions are expected to be consummated during the fourth quarter of 2017, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals.

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

We believe the Transactions will result in a change of control for the Searchlight stock appreciation rights that will result in us settling that instrument in cash.

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

Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock.  Holders of GCI Class A common stock and GCI Class B common stock each will receive (i) 0.63 of a share of reclassified GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A preferred stock in exchange for each share of their existing GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share for the existing GCI common stock, comprised of $27.50 per share in reclassified GCI Class A common stock and $5.00 per share in newly issued GCI Liberty Series A preferred stock, and a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock). The GCI Liberty Series A preferred shares will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The Transactions are expected to be consummated during the fourth quarter of 2017, subject to the satisfaction of customary closing conditions, including receipt of regulatory approval and the requisite stockholder approvals.

Results of Operations

Revenues
The components of revenue for the three and six months ended June 30, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Consumer[1]
Wireless	$40,115	44,145	(9)%	80,215	87,549	(8)%
Data	35,418	34,818	2%	71,506	69,778	2%
Video	24,937	26,813	(7)%	49,876	55,160	(10)%
Voice	5,910	6,764	(13)%	11,971	13,806	(13)%
Business[2]
Wireless	26,580	27,703	(4)%	51,942	52,559	(1)%
Data	73,651	73,189	1%	151,717	145,200	4%
Video	4,794	4,832	(1)%	8,916	9,894	(10)%
Voice	12,941	15,502	(17)%	26,318	30,918	(15)%
Total revenue	$224,346	233,766	(4)%	452,461	464,864	(3)%

[1] Includes revenues from sales to residential customers and, for the three and six months ended June 30, 2017, also includes sales to small business customers.
[2]  Includes revenues from sales to businesses, governmental entities, educational and medical institutions, and common carrier customers and for the three and six months ended June 30, 2016 includes sales to small business customers.

Selected key performance indicators follow:

	June 30,		Percentage
	2017	2016	Change
Consumer
Data:
Cable modem subscribers[1]	128,100	130,100	(2)%
Video:
Basic subscribers[2]	102,700	110,500	(7)%
Homes passed	251,200	249,500	1%
Voice:
Total local access lines in service[3]	51,700	54,300	(5)%
Business
Data:
Cable modem subscribers[1]	10,000	9,900	1%
Voice:
Total local access lines in service[3]	40,200	41,400	(3)%
Combined Consumer and Business
Wireless
Consumer wireless lines in service[4]	201,200	203,900	(1)%
Business wireless lines in service[4]	23,300	24,200	(4)%
Total wireless lines in service	224,500	228,100	(2)%

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. On January 1, 2017, we transferred 3,100 small business cable modem subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of June 30, 2016 for the number of subscribers that were transferred on January 1, 2017.

2 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. On January 1, 2017, we transferred 500 small business basic subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of June 30, 2016 for the number of subscribers that were transferred on January 1, 2017.

3 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. On January 1, 2017, we transferred 4,800 small business local access lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of June 30, 2016 for the number of subscribers that were transferred on January 1, 2017.

4 A wireless line in service is defined as a revenue generating wireless device. On January 1, 2017, we transferred 3,700 small business wireless lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of June 30, 2016 for the number of subscribers that were transferred on January 1, 2017.

Consumer
The decrease in wireless revenues is primarily due to the following:

•
A $2.5 million or 14% and $5.6 million or 15% decrease in plan fee revenue for the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively, primarily due to a decrease in the number of subscribers and discounts given to customers who finance or bring their own device, and

•
A $2.0 million or 29% and $2.4 million or 19% decrease in device sales revenue for the three and six months ended June 30, 2017 when compared to the same periods in 2017, respectively, primarily due to a decrease in the number of wireless devices sold.

The decrease in Consumer video revenue is primarily due to the following:

•
A $4.1 million or 10% decrease in plan fee revenue for the six months ended June 30, 2017 when compared to the same period in 2016 primarily due to a decrease in the number of subscribers. Consumer video revenue faces challenges as more customers choose to have their video content delivered via the Internet. However, as a major Internet-provider ourselves, this selection may result in additional data service revenue to the extent we grow average cable modem revenue per subscriber.

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

The increase in Business data revenue in the three months ended June 30, 2017 when compared to the same period in 2016 is primarily due to a $2.1 million or 21% increase in variable time and materials revenue as a result of an acquisition in the first quarter of 2017. The increase in Business data revenue in the six months ended June 30, 2017 when compared to the same period in 2016 is primarily due to a $3.5 million or 3% increase in data transport and storage revenue due to new customers and increased purchases by our existing customers. The increases are partially offset by decreases due to rate compression and a $5.5 million reduction of revenue recorded during the three and six months ended June 30, 2017 as a result of a credit we provided to certain of our rural health provider customers (please see Note 1(l) in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for additional information). We are working with our rural health care provider customers and the FCC on alternative funding solutions for future years.

The decrease in Business voice revenue is primarily due to a $1.4 million or 22% and $2.7 million or 21% decrease in local service revenue in the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively, primarily due to a decrease in the number of subscribers and the transfer of small business local access lines to Consumer.

Cost of Goods Sold
Cost of Goods Sold for the three and six months ended June 30, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Cost of Goods Sold	$68,329	78,141	(13)%	137,603	154,432	(11)%

The decrease in Cost of Goods Sold for the three and six months ended June 30, 2017 when compared to the same periods in 2016 is primarily due to the following:

•
A $4.4 million or 24% and $6.4 million or 18% decrease in wireless distribution and capacity costs for the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively, due to savings from a decrease in tariff rates, the migration of circuits to our own facilities, and a reduction of tower related costs due to our sales of towers in the third quarter of 2016,

•
A $2.1 million or 23% and $5.5 million or 29% decrease in variable time and materials Cost of Goods Sold for the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively, due to a decrease in special project work,

•	A $1.8 million or 16% and $2.9 million or 14% decrease in the three and six months ended June 30, 2017 when compared to the same periods in 2016 due to a decrease in the number of handsets sold,

•
A $2.0 million or 15% decrease in the six months ended June 30, 2017 when compared to the same period in 2016 due to a decrease in the number of local access lines and long-distance traffic carried on our network, and a

•
A $1.4 million or 7% and $2.2 million or 6% decrease in video distribution costs and programming costs in the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively, primarily due to a decrease in subscribers.

The decreases above are partially offset by a $0.5 million or 4% and $2.1 million or 8% increase in the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively, in transport and storage Cost of Goods Sold primarily due to an increase in circuit costs in satellite served locations and network operating costs related to the increased data transport and storage revenue described above in "Revenues - Business."

Selling, General and Administrative Expenses
Selling, general and administrative expenses are as follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Selling, general and administrative expenses	$96,229	88,022	9%	189,787	175,668	8%

Individually significant items contributing to the increases in selling, general and administrative expenses include:

•
A $8.9 million and $13.2 million increase in transaction costs related to the Transactions with Liberty in the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively,

•
A $3.1 million and $3.9 million increase in share-based compensation in the three and six months ended June 30, 2017 when compared to the same periods in 2016, respectively, primarily due to an increase in our stock price,

•	A $3.5 million increase in labor and health insurance costs in the six months ended June 30, 2017 when compared to the same period in 2016, and

•	A $2.2 million increase in professional and contract services in the six months ended June 30, 2017 when compared to the same period in 2016.

The increases above are partially offset by the absence of $1.1 million and $2.2 million in the three and six months ended June 30, 2017, respectively, to support a campaign to encourage public action related to the State of Alaska budget for the three and six months ended June 30, 2016.

We expect to incur additional significant costs related to the Transactions with Liberty through the close date.

As a percentage of total revenues, selling, general and administrative expenses increased from 38% for the three and six months ended June 30, 2016 to 43% and 42% for the three and six months ended June 30, 2017, respectively. The increase in selling, general, and administrative expenses as a percentage of total revenues for the three and six months ended June 30, 2017 when compared to the same periods in 2016 is primarily due to the costs related to the Transactions with Liberty.

Depreciation and Amortization Expense
Depreciation and amortization expense follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Depreciation and amortization expense	$48,757	48,072	1%	98,694	95,214	4%

The increase is primarily due to new assets placed in service in the last six months of 2016 and in the first six months of 2017, partially offset by assets which became fully depreciated during the last six months of 2016 and in the first six months of 2017.

Other Expense, Net
Other expense, net of other income, follows (amounts in thousands):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Other expense, net	$61,006	14,111	332%	85,002	30,081	183%

The increase is primarily due to a $38.8 million and $41.7 million unrealized loss for the three and six months ended June 30, 2017, respectively, recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P. compared to a $6.5 million and $11.0 million unrealized gain for the three and six months ended June 30, 2016, respectively.

Income Tax (Expense) Benefit

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Income tax (expense) benefit	$40,975	(2,122)	(2,031)%	(5,621)	(5,189)	8%
Effective income tax rate	82%	39%		(10)%	55%

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

At June 30, 2017, we have income tax net operating loss carryforwards of $307.1 million that will begin expiring in 2022 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $126.3 million associated with income tax net operating losses that were generated from 2000 to 2015 and that expire from 2020 to 2035, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be (7%) to (12%) in the year ending December 31, 2017.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $94.0 million and $89.8 million during the six months ended June 30, 2017 and 2016, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2017, we expect our 2017 capital expenditures to total approximately $165.0 million. This estimate is based on purchases in 2017 regardless of the timing of cash payments.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017, consists primarily of cash received from borrowings on our Senior Credit Facility partially off-set by payments of long-term debt, capital leases, and repurchases of our stock. Net cash used by financing activities during the six months ended June 30, 2016, consists primarily of repurchases of our stock and payments of long-term debt and capital leases partially offset by borrowings on our Senior Credit Facility.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
We had a $107.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at June 30, 2017, which leaves $72.0 million available for borrowing as of June 30, 2017. Following the close of the second quarter 2017, we have repaid $47.0 million on the outstanding balance of the Senior Credit Facility Revolver.

Debt Covenants
We are subject to covenants and restrictions under our long-term debt agreements.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our long-term debt agreements will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  During the six months ended June 30, 2017 we repurchased 0.2 million shares of GCI common stock under the stock buyback program at a cost of $4.0 million.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term Loan B, and revolving credit facility. Amounts borrowed under the term loan and revolving credit facility bear interest at LIBOR plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term Loan B bear interest at LIBOR plus 3.00%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of June 30 2017, we have borrowed $574.1 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.7 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price. At June 30, 2017, a $1.00 increase in our stock price used as an input to determine the fair value of our stock appreciation rights would result in recognition of $3.0 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, the inputs that impact the estimate of value of our derivative stock appreciation rights have been impacted and may continue to be impacted by the Transactions with Liberty which could adversely affect our financial position or results of operations.

The announcement and pendency of the Transactions could divert the attention of management and cause disruptions in our business, which could have an adverse effect on our business and financial results.

Liberty and GCI are unaffiliated companies that are currently operated independently of each other. Our management may be required to divert a disproportionate amount of attention away from their respective day-to-day activities and operations, and devote time and effort to consummating the Transactions. The risks, and adverse effects, of such disruptions and diversions could be exacerbated by a delay in the completion of the Transactions. These factors could adversely affect our financial position or results of operations, regardless of whether the Transactions are completed.

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

Failure to complete the Transactions could negatively impact our stock price, future business, and financial results.

If the Transactions are not completed for any reason, including as a result of the GCI stockholders or the Liberty stockholders failing to approve the necessary proposals, we may be subject to numerous risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on the price of our common stock, or from customers, regulators, and employees;

•	We may be required to pay Liberty a termination fee in connection with the termination of the Reorganization Agreement under certain circumstances;

•	We may experience reputational harm due to the adverse perception of any failure to successfully complete the Transactions; and

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
4.1
Fifth Amendment to the Fourth Amended and Restated Credit and Guarantee Agreement dated as of May 3, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by General Communication, Inc. on May 9, 2017)

10.1	Twenty-Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated April 28, 2017 # *
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our President and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our President and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
CONFIDENTIAL PORTION has been omitted pursuant to a request for confidential treatment by us to, and the material has been separately filed with, the SEC. Each omitted Confidential Portion is marked by four asterisks.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	President and Director	August 3, 2017
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	August 3, 2017
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	August 3, 2017
Lynda L. Tarbath	Officer (Principal Accounting Officer)