Form 10-Q
period 2017-09-30
GENERAL COMMUNICATION INC
filed 2017-11-02
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes ☐   No ☒

The number of shares outstanding of the registrant's classes of common stock as of October 27, 2017 was:

33,046,000 shares of Class A common stock; and
3,052,000 shares of Class B common stock.

GENERAL COMMUNICATION, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)
	September 30,	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$19,203	19,297

Receivables	183,785	184,296
Less allowance for doubtful receivables	4,282	4,407
Net receivables	179,503	179,889

Prepaid expenses	23,162	18,599
Inventories	9,394	11,945
Other current assets	62	167
Total current assets	231,324	229,897

Property and equipment	2,714,782	2,614,875
Less accumulated depreciation	1,561,039	1,452,957
Net property and equipment	1,153,743	1,161,918

Goodwill	242,264	239,263
Cable certificates	191,635	191,635
Wireless licenses	93,753	92,347
Other intangible assets, net of amortization	74,371	74,444
Other assets	76,200	76,435
Total other assets	678,223	674,124
Total assets	$2,063,290	2,065,939

See accompanying condensed notes to interim consolidated financial statements.
		(Continued)

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)
(Amounts in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	2017	2016
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligation	$13,756	13,229
Accounts payable	58,288	72,937
Deferred revenue	41,348	37,618
Accrued payroll and payroll related obligations	31,460	30,305
Accrued interest (including $3,714 and $5,132 to a related party at September 30, 2017 and December 31, 2016, respectively)	25,968	13,926
Accrued liabilities	13,988	14,729
Subscriber deposits	1,239	917
Total current liabilities	186,047	183,661

Long-term debt, net (including $58,177 and $56,640 to a related party at September 30, 2017 and December 31, 2016, respectively)	1,333,485	1,333,446
Obligations under capital leases, excluding current maturities (including $1,721 and $1,769 due to a related party at September 30, 2017 and December 31, 2016, respectively)	42,864	50,316
Deferred income taxes	133,610	137,982
Long-term deferred revenue	136,722	135,877
Tower obligation	93,842	87,653
Derivative stock appreciation rights with related party	83,670	29,700
Other liabilities	55,741	54,056
Total liabilities	2,065,981	2,012,691

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock (no par):
Class A. Authorized 100,000 shares; issued 33,072 and 32,668 shares at September 30, 2017 and December 31, 2016, respectively; outstanding 33,046 and 32,642 shares at September 30, 2017 and December 31, 2016, respectively	—	—
Class B. Authorized 10,000 shares; issued and outstanding 3,052 and 3,153 shares at September 30, 2017 and December 31, 2016, respectively; convertible on a share-per-share basis into Class A common stock	2,578	2,663
Less cost of 26 Class A common shares held in treasury at September 30, 2017 and December 31, 2016	(249)	(249)
Paid-in capital	16,512	3,237
Retained earnings (deficit)	(54,417)	17,068
Total General Communication, Inc. stockholders' equity (deficit)	(35,576)	22,719
Non-controlling interests	32,885	30,529
Total stockholders’ equity (deficit)	(2,691)	53,248
Total liabilities and stockholders’ equity (deficit)	$2,063,290	2,065,939

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2017	2016	2017	2016
Revenues	$231,214	236,655	683,675	701,519
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	67,496	73,494	205,099	227,926
Selling, general and administrative expenses	90,691	88,974	280,478	264,642
Depreciation and amortization expense	48,853	47,819	147,547	143,033
Operating income	24,174	26,368	50,551	65,918

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(21,595)	(19,666)	(62,377)	(58,199)
Interest expense with related party	(1,953)	(1,881)	(5,745)	(5,558)
Derivative instrument unrealized income (loss) with related party	(12,270)	4,800	(53,970)	15,840
Other	(69)	613	1,203	1,702
Other expense, net	(35,887)	(16,134)	(120,889)	(46,215)

Income (loss) before income taxes	(11,713)	10,234	(70,338)	19,703
Income tax (expense) benefit	2,864	(2,407)	(2,757)	(7,596)
Net income (loss)	(8,849)	7,827	(73,095)	12,107

Net loss attributable to non-controlling interests	(118)	(116)	(353)	(350)
Net income (loss) attributable to General Communication, Inc.	$(8,731)	7,943	(72,742)	12,457

Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(0.25)	0.21	(2.12)	0.33
Basic net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(0.25)	0.21	(2.12)	0.33
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class A common share	$(0.25)	0.14	(2.12)	0.08
Diluted net income (loss) attributable to General Communication, Inc. common stockholders per Class B common share	$(0.25)	0.14	(2.12)	0.08

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Shares of Class A and B Common Stock	Class A Common Stock	Class B Common Stock	Class A Shares Held in Treasury	Paid-in Capital	Retained Earnings (Deficit)	Non- controlling Interests	Total Stockholders’ Equity (Deficit)

(Amounts in thousands)
Balances at January 1, 2016	38,747	$—	2,664	(249)	6,631	79,217	30,998	119,261
Net income (loss)	—	—	—	—	—	12,457	(350)	12,107
Common stock repurchases and retirements	(3,027)	(196)	—	—	—	(47,459)	—	(47,655)
Issuance of restricted stock awards	580	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	7,978	—	—	7,978
Other	18	196	—	—	—	—	—	196
Balances at September 30, 2016	36,318	$—	2,664	(249)	14,609	44,215	30,648	91,887

Balances at January 1, 2017	35,821	$—	2,663	(249)	3,237	17,068	30,529	53,248
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	18	7,077	—	7,095
Net loss	—	—	—	—	—	(72,742)	(353)	(73,095)
Common stock repurchases and retirements	(295)	(7)	—	—	—	(5,905)	—	(5,912)
Issuance of restricted stock awards	597	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	13,180	—	—	13,180
Conversion of Class B to Class A shares	—	—	(85)	—	—	85	—	—
Investment by non-controlling interest	—	—	—	—	—	—	2,709	2,709
Other	1	7	—	—	77	—	—	84
Balances at September 30, 2017	36,124	$—	2,578	(249)	16,512	(54,417)	32,885	(2,691)

See accompanying condensed notes to interim consolidated financial statements.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)
(Amounts in thousands)
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(73,095)	12,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	147,547	143,033
Unrealized (income) loss on derivative instrument with related party	53,970	(15,840)
Share-based compensation expense	13,741	7,820
Deferred income tax expense	2,757	7,565
Other noncash income and expense items	11,280	11,994
Change in operating assets and liabilities	19,397	23,926
Net cash provided by operating activities	175,597	190,605
Cash flows from investing activities:
Purchases of property and equipment	(152,768)	(149,842)
Purchases of other assets and intangible assets	(8,311)	(10,226)
Purchase of business, net of cash received	(6,802)	—
Grant proceeds	2,188	—
Note receivable payment from an equity method investee	—	3,000
Proceeds from sale of investment	—	1,377
Other	(1,233)	(1,591)
Net cash used for investing activities	(166,926)	(157,282)
Cash flows from financing activities:
Repayment of debt, capital lease, and tower obligations	(91,761)	(69,013)
Borrowing on Amended Senior Credit Facility	82,000	60,000
Proceeds from tower sale	6,755	90,795
Purchase of treasury stock to be retired	(5,912)	(47,655)
Payment of debt modification costs	(2,563)	—
Other	2,716	(1,356)
Net cash provided by (used for) financing activities	(8,765)	32,771
Net increase (decrease) in cash and cash equivalents	(94)	66,094
Cash and cash equivalents at beginning of period	19,297	26,528
Cash and cash equivalents at end of period	$19,203	92,622

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

(d)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the guidance in the new standard in order to clarify the principal versus agent assessment and is intended to make the guidance more operable and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU 2016-11, which rescinds SEC paragraphs pursuant to SEC staff announcements regarding ASU 2014-09. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in certain narrow areas and adds some practical expedients to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20 which makes minor corrections or improvements to ASU 2014-09 that are not expected to have a significant effect on accounting practices under ASU 2014-09. In September 2017, the FASB issued ASU 2017-13 which allows certain public business entities to use the non-public business entities effective dates to adopt ASU 2014-09.

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award. The amendments provide guidance on determining which changes to the terms and conditions of share-based

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

payment awards require an entity to apply modification accounting under Topic 718. Effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

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
The Universal Service Fund Rural Health Care ("RHC") Program subsidizes the rates for services provided to rural health providers. For the funding year that ran from July 1, 2016 through June 30, 2017, USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health providers who submitted their funding requests during a certain period. We provide services to rural health providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the Federal Communications Commission ("FCC") published an order on June 30, 2017 to assist eligible remote Alaska rural health providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million during the nine months ended September 30, 2017, to aid our rural health customers who were impacted by the pro-rata allocation.

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

(n)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Surcharges reported gross	$758	951	2,408	2,973

(o)	Reclassifications
Reclassifications have been made to the 2016 financial statements to make them comparable with classifications used in the current year.

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(2)	Tower Sale and Leaseback
In August 2016, March 2017, and July 2017, we sold to Vertical Bridge Towers II, LLC (“Vertical Bridge”) tower sites in exchange for net proceeds of $90.8 million, $3.7 million, and $3.1 million, respectively (“Tower Transactions”). The sale included, where applicable, the towers, the land on which the towers were situated if owned by us, the obligation to pay land leases, and other executory costs.
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
The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

	September 30, 2017	December 31, 2016
Property and equipment (1)	$19,528	18,792
Tower obligation(2)	$93,842	87,653
(1) Property conveyed to Vertical Bridge as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

Future minimum payments related to the Tower Obligation, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2017	$1,851
2018	7,465
2019	7,615
2020	7,767
2021	7,922
2022 and thereafter	157,381
Total minimum payments	190,001
Less amount representing interest	93,620
Tower obligation	$96,381

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Nine Months Ended September 30,	2017	2016
(Increase) decrease in accounts receivable, net	$(2,466)	3,129
Increase in prepaid expenses	(4,527)	(3,636)
Decrease in inventories	2,551	3,356
(Increase) decrease in other current assets	132	(44)
(Increase) decrease in other assets	1,112	(3,990)
Increase in accounts payable	9,610	4,155
Increase (decrease) in deferred revenues	3,730	(1,013)
Increase (decrease) in accrued payroll and payroll related obligations	819	(2,227)
Decrease in accrued liabilities	(742)	(5,758)
Increase in accrued interest	12,042	11,810
Increase (decrease) in subscriber deposits	322	(366)
Increase (decrease) in long-term deferred revenue	(2,143)	18,178
Increase (decrease) in components of other long-term liabilities	(1,043)	332
Total change in operating assets and liabilities	$19,397	23,926

The following item is for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

Net cash paid or received:	2017	2016
Interest paid including capitalized interest	$56,250	50,789

The following items are non-cash investing and financing activities for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	2017	2016
Non-cash additions for purchases of property and equipment	$13,676	11,372
Net asset retirement obligation additions (deletions) to property and equipment	$986	(2,279)

(4)	Intangible Assets and Goodwill
Amortization expense for amortizable intangible assets was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$3,291	3,147	9,848	9,183

Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2017	$12,989
2018	$11,620
2019	$9,147
2020	$7,163
2021	$5,354

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

(5)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

September 30, 2017	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,294	—	—	1,294
Liabilities:
Derivative stock appreciation rights	$—	—	83,670	83,670

December 31, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,477	—	—	1,477
Liabilities:
Derivative stock appreciation rights	$—	—	29,700	29,700

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases, at September 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,336,489	1,421,873	1,336,772	1,393,865

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

We use a lattice based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior, holder behavior, and the impact of a change of control (please see Note 11 for additional information regarding a change of control contingency). The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at September 30, 2017:

September 30, 2017
Contractual term (in years)	1.3 to 5.3
Volatility	20% to 40%
Risk-free interest rate	1.0% to 2.0%
Stock price	$40.79

The following table summarizes the changes in fair value of our financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017 and 2016 (amounts in thousands):

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance at January 1, 2016	$32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(15,840)
Balance at September 30, 2016	$16,980

Balance at January 1, 2017	$29,700
Fair value adjustment at end of period, included in Other Income (Expense)	53,970
Balance at September 30, 2017	$83,670

(6)	Stockholders’ Equity

Common Stock
GCI’s Board of Directors had authorized a common stock buyback program for the repurchase of GCI’s Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty (see Note 11).

During the three months ended September 30, 2016, we repurchased 1.8 million shares of our Class A common stock under the stock buyback program at a cost of $27.1 million. During the nine months ended September 30, 2017 and 2016, we repurchased 0.2 million and 3.0 million shares of our Class A common stock under the stock buyback program at a cost of $4.0 million and $46.5 million, respectively.

Share-based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of options and restricted stock awards (collectively "award") for a maximum of 15.7 million shares of GCI Class A common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

certain other changes in corporate structure or capitalization. We have issued only restricted stock awards since 2010. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years.  The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted.  We have 1.0 million shares available for grant under the Stock Option Plan at September 30, 2017.

A summary of nonvested restricted stock award activity under the Stock Option Plan as of September 30, 2017 and changes during the period then ended is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,465	$14.41
Granted	597	$22.94
Vested	(388)	$17.48
Forfeited	(3)	$17.84
Nonvested at September 30, 2017	1,671	$16.74

The weighted average grant date fair value of awards granted during the nine months ended September 30, 2017 and 2016, were $22.94 and $17.68, respectively. The total fair value of awards vesting during the nine months ended September 30, 2017 and 2016 were $9.7 million and $4.5 million, respectively. We have recorded share-based compensation expense of $13.7 million and $7.8 million for the nine months ended September 30, 2017 and 2016, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense was $14.2 million as of September 30, 2017.  We expect to recognize share-based compensation expense over a weighted average period of 1.4 years for restricted stock awards.

(7)	Earnings (Loss) per Common Share
Earnings (loss) per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(7,957)	(774)	7,266	677
Less: Undistributed net income allocable to participating securities	—	—	(386)	—
Undistributed net income (loss) allocable to common stockholders	(7,957)	(774)	6,880	677
Denominator:
Weighted average common shares outstanding	31,374	3,052	32,033	3,154
Basic net income (loss) attributable to GCI common stockholders per common share	$(0.25)	(0.25)	0.21	0.21

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$(7,957)	(774)	6,880	677
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(774)	—	677	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	141	(247)
Effect of derivative instrument that may be settled in cash or shares	—	—	(2,827)	—
Effect of share based compensation that may be settled in cash or shares	—	—	(32)	—
Undistributed net income (loss) adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(8,731)	(774)	4,839	430
Denominator:
Number of shares used in basic computation	31,374	3,052	32,033	3,154
Conversion of Class B to Class A common shares outstanding	3,052	—	3,154	—
Effect of derivative instrument that may be settled in cash or shares	—	—	264	—
Unexercised stock options	—	—	1	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	34,426	3,052	35,478	3,154
Diluted net income (loss) attributable to GCI common stockholders per common share	$(0.25)	(0.25)	0.14	0.14

	Nine Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$(66,197)	(6,545)	11,422	1,035
Less: Undistributed net income allocable to participating securities	—	—	(588)	—
Undistributed net income (loss) allocable to common stockholders	(66,197)	(6,545)	10,834	1,035
Denominator:
Weighted average common shares outstanding	31,291	3,094	33,008	3,154
Basic net income (loss) attributable to GCI common stockholders per common share	$(2.12)	(2.12)	0.33	0.33

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2017		2016
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share:
Numerator:
Undistributed net income (loss) allocable to common stockholders for basic computation	$(66,197)	(6,545)	10,834	1,035
Reallocation of undistributed earnings (loss) as a result of conversion of Class B to Class A shares	(6,545)	—	1,035	—
Reallocation of undistributed earnings as a result of conversion of dilutive securities	—	—	447	(787)
Effect of derivative instrument that may be settled in cash or shares	—	—	(9,327)	—
Effect of share based compensation that may be settled in cash or shares	—	—	(93)	—
Undistributed net income (loss) adjusted for allocation of undistributed earnings (loss) and effect of contracts that may be settled in cash or shares	$(72,742)	(6,545)	2,896	248
Denominator:
Number of shares used in basic computation	31,291	3,094	33,008	3,154
Conversion of Class B to Class A common shares outstanding	3,094	—	3,154	—
Effect of derivative instrument that may be settled in cash or shares	—	—	602	—
Unexercised stock options	—	—	3	—
Effect of share based compensation that may be settled in cash or shares	—	—	26	—
Number of shares used in per share computation	34,385	3,094	36,793	3,154
Diluted net income (loss) attributable to GCI common stockholders per common share	$(2.12)	(2.12)	0.08	0.08

Weighted average shares associated with outstanding securities for the three and nine months ended September 30, 2017 and 2016, which have been excluded from the computations of diluted EPS, because the effect of including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivative instrument that may be settled in cash or shares, the effect of which is anti-dilutive	2,045	—	1,797	—
Share-based compensation that may be settled in cash or shares, the effect of which is anti-dilutive	26	—	26	—
Shares associated with anti-dilutive unexercised stock options	1	—	1	—
Total excluded	2,072	—	1,824	—

(8)	Segments
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
On July 11, 2016, we repurchased 1,000,000 shares of our Class A common stock for $16.1 million from John W. Stanton and Theresa E. Gillespie, husband and wife, who continue to be significant shareholders of our Class B common stock.

We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s CEO for property occupied by us.  The leased asset was capitalized in 1991 at the owner’s cost of $0.9 million and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased by $1.3 million to record the extension of this capital lease.  The amended lease terminates on September 30, 2026.

In January 2001 we entered into an aircraft operating lease agreement with a company owned by GCI’s CEO.  The lease was amended several times, most recently in May 2011.  The lease term of the aircraft may be terminated at any time by us upon 12 months written notice.  The monthly lease rate of the aircraft is $132,000.  In 2001, we paid a deposit of $1.5 million in connection with the lease.  The deposit will be repaid to us no later than six months after the agreement terminates.

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

US Bancorp is the sole investor in TIF, TIF 2, TIF 2-USB, TIF 3, and TIF 4, and as such, is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom net of syndication and arrangement fees, were restricted for use on various phases of the TERRA-NW project.  We plan to complete construction of the TERRA-NW phases for which these funds will be used during 2017. Restricted cash of $2.1 million was held by Unicom at September 30, 2017, and is included in our Consolidated Balance Sheets.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in TIF, TIF 2, TIF 2-USB, TIF 3, and/or TIF 4. We believe that US Bancorp will exercise the put options in August 2018, October 2019, December 2019, and March 2024, at the end of the compliance periods for NMTC #1, NMTC #2, NMTC #3, and NMTC #4, respectively.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of September 30, 2017.  The value attributed to the puts/calls is nominal.

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

GENERAL COMMUNICATION, INC. AND SUBSIDIARIES
Condensed Notes to Interim Consolidated Financial Statements
(Unaudited)

The assets and liabilities of our consolidated VIEs were $150.9 million and $110.9 million, respectively, as of September 30, 2017, and $140.9 million and $104.2 million, respectively, as of December 31, 2016.

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

On April 12, 2017, we announced that our wholly owned subsidiary, GCI, Inc., was soliciting consents from the holders of its outstanding 6.75% Senior Notes due 2021 (“6.75% Senior Notes”) and 6.875% Senior Notes due 2025 (“6.875% Senior Notes” and together with the 6.75% Senior Notes, the “Notes”) to effect certain amendments to the indentures governing the Notes (the “Indentures”) to facilitate the Transactions, upon the terms and subject to the conditions set forth in the Consent Solicitation Statement, dated April 12, 2017, and the related Letter of Consent. The consent solicitation expired on April 24, 2017 and we received consents from holders of: (a) $312,418,000 in aggregate principal amount of the 6.75% Senior Notes, representing 96.13% of the total principal amount outstanding of the 6.75% Senior Notes, and (b) $443,538,000 in aggregate principal amount of the 6.875% Senior Notes, representing 98.56% of the total principal amount outstanding of the 6.875% Senior Notes. The consent of holders of at least a majority in aggregate principal amount of a series of Notes then outstanding was required to approve the proposed amendment with respect to that series of Notes.

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

Update on Economic Conditions
We offer wireless and wireline telecommunication services, data services, video services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism.  Prolonged periods of low oil prices adversely impacts the Alaska economy, which in turn can have an adverse impact on the demand for our products and services and on our results of operations and financial condition.

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

Results of Operations

Revenues
The components of revenue for the three and nine months ended September 30, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Consumer[1]
Wireless	$42,224	46,900	(10)%	122,439	134,449	(9)%
Data	36,991	35,255	5%	108,497	105,033	3%
Video	24,991	26,134	(4)%	74,867	81,294	(8)%
Voice	5,939	6,551	(9)%	17,910	20,357	(12)%
Business[2]
Wireless	27,228	27,498	(1)%	79,170	80,057	(1)%
Data	76,854	74,777	3%	228,571	219,977	4%
Video	4,364	4,636	(6)%	13,280	14,530	(9)%
Voice	12,623	14,904	(15)%	38,941	45,822	(15)%
Total revenue	$231,214	236,655	(2)%	683,675	701,519	(3)%

[1] Includes revenues from sales to residential customers and, for the three and nine months ended September 30, 2017, also includes sales to small business customers.
[2]  Includes revenues from sales to businesses, governmental entities, educational and medical institutions, and common carrier customers and for the three and nine months ended September 30, 2016 includes sales to small business customers.

Selected key performance indicators follow:

	September 30,		Percentage
	2017	2016	Change
Consumer
Data:
Cable modem subscribers[1]	125,400	128,900	(3)%
Video:
Basic subscribers[2]	99,800	108,800	(8)%
Homes passed	251,600	250,200	1%
Voice:
Total local access lines in service[3]	50,200	53,800	(7)%
Business
Data:
Cable modem subscribers[1]	10,000	10,100	(1)%
Voice:
Total local access lines in service[3]	39,600	41,300	(4)%
Combined Consumer and Business
Wireless
Consumer wireless lines in service[4]	200,900	203,000	(1)%
Business wireless lines in service[4]	22,800	23,400	(3)%
Total wireless lines in service	223,700	226,400	(1)%

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. On January 1, 2017, we transferred 3,100 small business cable modem subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of September 30, 2016 for the number of subscribers that were transferred on January 1, 2017 and for database cleanup in preparation for our new billing system.

2 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. On January 1, 2017, we transferred 500 small business basic subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of September 30, 2016 for the number of subscribers that were transferred on January 1, 2017 and for database cleanup in preparation for our new billing system.

3 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. On January 1, 2017, we transferred 4,800 small business local access lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of September 30, 2016 for the number of subscribers that were transferred on January 1, 2017.

4 A wireless line in service is defined as a revenue generating wireless device. On January 1, 2017, we transferred 3,700 small business wireless lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of September 30, 2016 for the number of subscribers that were transferred on January 1, 2017.

Consumer
The decrease in wireless revenues is primarily due to the following:

•
A $4.6 million or 43% and $7.0 million or 30% decrease in device sales revenue for the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, primarily due to the absence of a $4.1 million adjustment to lower the guarantee liability for our Upgrade Now program that was recorded in the third quarter of 2016 (please see Note 1(k) in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" for additional information on the guarantee liability) and a decrease in the number of wireless devices sold, and

•
A $6.5 million or 12% decrease in plan fee revenue for the nine months ended September 30, 2017 when compared to the same period in 2016 primarily due to a decrease in the number of subscribers and discounts given to customers who finance or bring their own device.

We expect Consumer video to continue to decrease due to customers choosing to have their content delivered via the Internet. We expect Consumer voice revenue to continue to decrease due to a growing number of customers using wireless service as their primary voice phone service for local and long distance calling.

Business

Business data revenue is comprised of monthly recurring charges for data transport and storage services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  The time and materials revenue can vary significantly based on project activity. This revenue continues to face challenges due to low oil prices which negatively impacts certain of our customers.

The increase in Business data revenue in the nine months ended September 30, 2017 when compared to the same period in 2016 is primarily due to the following:

•	A $4.9 million or 3% increase in data transport and storage revenue due to new customers and increased purchases by our existing customers, and

•	A $4.0 million or 13% increase in time and materials revenue primarily due to an acquisition that was completed during the first quarter of 2017.

The increases discussed above are partially offset by decreases due to rate compression and a $5.5 million reduction of revenue recorded during the nine months ended September 30, 2017 as a result of a credit we provided to certain of our rural health provider customers. The Universal Service Fund Rural Health Care ("RHC") Program subsidizes the rates for services provided to rural health providers. As described in Note 1 in the accompanying "Condensed Notes to Interim Consolidated Financial Statements" included in Part I of this quarterly report on Form 10-Q for the funding year that ran from July 1, 2016 through June 30, 2017, Universal Service Administrative Company received requests for funds that exceeded the funding available for the RHC Program resulting in a pro-rata subsidy reduction for certain of our customers. The RHC program has not announced whether the requests for funds has exceeded the amount available for the funding year that runs from July 1, 2017 through June 30, 2018. The Federal Communications Commission ("FCC") has received requests from healthcare providers for increased RHC Program funding or for certain structural program changes. The requests, if approved, could individually or in combination possibly result in full program funding or a program funding decrease up to and exceeding the decrease for the previous funding year. The FCC's RHC program funding decision could have an adverse effect on our financial position, results of operations or liquidity. We are working with our rural health care provider customers and the FCC on alternative funding solutions for future years.

The decrease in Business voice revenue is primarily due to a $4.0 million or 21% decrease in local service revenue in the nine months ended September 30, 2017 when compared to the same period in 2016, primarily due to a decrease in the number of subscribers and the transfer of small business local access lines to Consumer.

Cost of Goods Sold
Cost of Goods Sold for the three and nine months ended September 30, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Cost of Goods Sold	$67,496	73,494	(8)%	205,099	227,926	(10)%

The decrease in Cost of Goods Sold for the three and nine months ended September 30, 2017 when compared to the same periods in 2016 is primarily due to the following:

•
A $1.8 million or 11% and $8.1 million or 16% decrease in wireless distribution and capacity costs for the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, due to savings from a decrease in tariff rates, the migration of circuits to our own facilities, and a reduction of tower related costs due to our sales of towers in the third quarter of 2016,

•
A $2.1 million or 26% and $7.6 million or 28% decrease in variable time and materials Cost of Goods Sold for the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, due to process efficiencies partially offset by an increase due to an acquisition that was completed during the first quarter of 2017,

•	A $3.4 million or 11% decrease in the nine months ended September 30, 2017 when compared to the same period in 2016 due to a decrease in the number of handsets sold,

•
A $0.9 million or 14% and $2.8 million or 15% decrease in the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, due to a decrease in the number of local access lines and long-distance traffic carried on our network, and a

•
A $1.6 million or 9% and $3.8 million or 7% decrease in video distribution costs and programming costs in the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, primarily due to a decrease in subscribers.

The decreases above are partially offset by a $1.0 million or 8% and $3.0 million or 8% increase in the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, in transport and storage Cost of Goods Sold primarily due to an increase in circuit costs in satellite served locations and network operating costs related to the increased data transport and storage revenue described above in "Revenues - Business."

Selling, General and Administrative Expenses
Selling, general and administrative expenses are as follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Selling, general and administrative expenses	$90,691	88,974	2%	280,478	264,642	6%

Individually significant items contributing to the increases in selling, general and administrative expenses include:

•
A $1.6 million and $14.8 million increase in transaction costs related to the Transactions with Liberty in the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively,

•
A $2.0 million and $5.9 million increase in share-based compensation in the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, primarily due to an increase in our stock price,

•	A $1.1 million and $4.6 million increase in labor and health insurance costs in the three and nine months ended September 30, 2017 when compared to the same periods in 2016, respectively, and

•	A $1.0 million increase in software service contracts in the three months ended September 30, 2017 when compared to the same period in 2016.

The increases discussed above are partially offset by the following items:

•	A $2.5 million decrease in the three months ended September 30, 2017 when compared to the same period in 2016 in professional and contract services expense due to the completion of certain projects,

•
A $2.4 million decrease in the three months ended September 30, 2017 when compared to the same period in 2016 in bad debt expense primarily due to an increase in our financed device allowance in the third quarter of 2016, and

•
The absence of a $2.2 million expense in the nine months ended September 30, 2017 to support a campaign to encourage public action related to the State of Alaska budget for the nine months ended September 30, 2016.

We expect to incur additional significant costs related to the Transactions with Liberty through the close date.

As a percentage of total revenues, selling, general and administrative expenses increased from 38% for the three and nine months ended September 30, 2016 to 39% and 41% for the three and nine months ended September 30, 2017, respectively. The increase in selling, general, and administrative expenses as a percentage of total revenues for the three and nine months ended September 30, 2017 when compared to the same periods in 2016 is primarily due to the costs related to the Transactions with Liberty.

Depreciation and Amortization Expense
Depreciation and amortization expense follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Depreciation and amortization expense	$48,853	47,819	2%	147,547	143,033	3%

The increase is primarily due to new assets placed in service in the last three months of 2016 and in the first nine months of 2017, partially offset by assets which became fully depreciated during the last three months of 2016 and in the first nine months of 2017.

Other Expense, Net
Other expense, net of other income, follows (amounts in thousands):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Other expense, net	$35,887	16,134	122%	120,889	46,215	162%

The increase is primarily due to a $12.3 million and $54.0 million unrealized loss for the three and nine months ended September 30, 2017, respectively, compared to a $4.8 million and $15.8 million unrealized gain for the three and nine months ended September 30, 2016, respectively, recorded for a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight Capital, L.P.

Income Tax (Expense) Benefit

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Income tax (expense) benefit	$2,864	(2,407)	(219)%	(2,757)	(7,596)	(64)%
Effective income tax rate	24%	24%		(4)%	39%

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

At September 30, 2017, we have income tax net operating loss carryforwards of $279.6 million that will begin expiring in 2022 if not utilized, and alternative minimum tax credit carryforwards of $1.7 million available to offset regular income taxes payable in future years.

We have recorded deferred tax assets of $114.9 million associated with income tax net operating losses that were generated from 2000 to 2015 and that expire from 2020 to 2035, respectively.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards.  The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax expense rate for financial statement purposes will be (1%) to (6%) in the year ending December 31, 2017.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $152.8 million and $149.8 million during the nine months ended September 30, 2017 and 2016, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2017, we expect our 2017 capital expenditures to total approximately $165.0 million. This estimate is based on purchases in 2017 regardless of the timing of cash payments.

Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2017, consists primarily of cash payments for long-term debt, capital lease, and tower obligations and repurchases of our stock partially offset by cash received from borrowings on our Senior Credit Facility. Net cash provided by financing activities for the nine months ended September 30, 2016, consists primarily of cash received from the Tower Sale and borrowings on our Senior Credit Facility partially offset by repurchases of our stock and payments on our Senior Credit Facility net of borrowings.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Amended Senior Credit Facility
We had a $55.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at September 30, 2017, which leaves $124.0 million available for borrowing as of September 30, 2017.

Debt Covenants
We are subject to covenants and restrictions under our long-term debt agreements.  We are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our long-term debt agreements will limit our ability to operate our business.

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI Class A and Class B common stock in order to reduce the outstanding shares of Class A and Class B common stock.  During the nine months ended September 30, 2017 we repurchased 0.2 million shares of GCI common stock under the stock buyback program at a cost of $4.0 million.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty.

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. A complete discussion of our significant accounting policies can be found in Note 1 in "Part I - Item 1 - Condensed Notes to Interim Consolidated Financial Statements" of this Form 10-Q and in Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term Loan B, and revolving credit facility. Amounts borrowed under the term loan and revolving credit facility bear interest at LIBOR plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term Loan B bear interest at LIBOR plus 2.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of September 30 2017, we have borrowed $521.4 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.2 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price. At September 30, 2017, a $1.00 increase in our stock price used as an input to determine the fair value of our stock appreciation rights would result in recognition of $3.0 million of additional derivative instrument unrealized loss.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017.

The certifications attached as Exhibits 31 and 32 to this report should be read in conjunction with the disclosures set forth herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we could be subject to the cost of litigation related to any dispute regarding an alleged failure of a closing condition or any related enforcement proceeding commenced against us to perform our obligations under the Reorganization Agreement or any of the other transaction documents, as well as any judgment potentially sustained against us in any such action. All of these risks, expenses and contingencies could adversely affect our financial position and results of operation.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
3.1	Amended and Restated Bylaws of the Company August 21, 2017 (incorporated by reference to Exhibit 3.1 for Form 8-K filed by General Communication, Inc. on August 23, 2017)
4.1
Sixth Amendment to the Fourth Amended and Restated Credit and Guarantee Agreement dated as of August 14, 2017 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by General Communication, Inc. on August 18, 2017)

10.1	Thirtieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated April 28, 2017 # *
10.2	Thirty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated April 28, 2017 # *
10.3	Thirty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated April 28, 2017 # *
10.4
Amendment No. 1 dated as of July 19, 2017, to the Agreement and Plan of Reorganization by and among Liberty Interactive Corporation, Liberty Interactive LLC, and General Communication, Inc. as of April 4, 2017*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer and Director *
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer and Director *
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Senior Vice President, Chief Financial Officer and Secretary *
101
The following materials from General Communication, Inc.'s Quarterly Report on Form
10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business
Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Condensed Notes to Interim Consolidated Financial Statements *

#
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

GENERAL COMMUNICATION, INC.

Signature	Title	Date

/s/ Ronald A. Duncan	Chief Executive Officer and Director	November 2, 2017
Ronald A. Duncan	(Principal Executive Officer)

/s/ Peter J. Pounds	Senior Vice President, Chief Financial	November 2, 2017
Peter J. Pounds	Officer and Secretary (Principal Financial Officer)

/s/ Lynda L. Tarbath	Vice President, Chief Accounting	November 2, 2017
Lynda L. Tarbath	Officer (Principal Accounting Officer)