Form 10-K
period 2017-12-31
GCI LIBERTY, INC.
filed 2018-02-28
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-38385

GCI LIBERTY, INC.
(Exact name of registrant as specified in its charter)

State of Alaska	92-0072737
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2550 Denali Street Suite 1000 Anchorage, Alaska	99503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (907) 868-5600
Securities registered pursuant to Section 12(b) of the Act:  Class A-1 common stock
Securities registered pursuant to Section 12(g) of the Act: Class B-1 common stock

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices of such stock as of the close of trading as of the last business day of the registrant’s most recently completed second fiscal quarter of June 30, 2017 was $533,981,114. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Exchange Act) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 23, 2018, was:

Class A-1 common stock – 32,848,000 shares; and
Class B-1 common stock – 3,047,000 shares.

GCI LIBERTY, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

Part I

Item 1. Business

General
In this Annual Report, “we,” “us,” “our,” "GCI," "GCI Liberty," and “the Company” refer to GCI Liberty, Inc. and its direct and indirect subsidiaries. Prior to February 20, 2018, we were known as General Communication, Inc. On February 20, 2018, the Comissioner of the Department of Commerce, Community and Economic Development of the State of Alaska accepted for filing the amended and restated Articles of Incorporation that were approved by our shareholders at a special meeting held on February 2, 2018. The name change is a result of the Transactions described in "Part 1 - Item 1. Business - Narrative Description of our Business - Development of our Business During the Past Fiscal Year." Additionally, as of February 20, 2018, our Class A common stock and Class B common stock were reclassified into Class A-1 common stock and Class B-1 common stock, respectively.

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

Since our founding in 1979 as a competitive long distance provider, we have consistently expanded our product portfolio and facilities to become the leading integrated communication services provider in our markets. Our facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking our Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states.  We operate the only statewide wireless network.

For the year ended December 31, 2017, we generated consolidated revenues of $919.2 million.  We ended the period with 219,400 wireless subscribers and 134,800 cable modem subscribers.

Development of our Business During the Past Fiscal Year
Transaction with Liberty Interactive Corporation. On April 4, 2017, General Communication, Inc., Liberty Interactive Corporation, a Delaware corporation (“Liberty”) and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“Liberty LLC”), entered into an Agreement and Plan of Reorganization (as may be amended from time to time, the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”). Pursuant to the Reorganization Agreement, General Communication, Inc. amended and restated its articles of incorporation resulting in General Communication, Inc. being renamed GCI Liberty, Inc. and a reclassification and auto conversion of its common stock. Following these events, Liberty will acquire GCI through a reorganization in which certain interests, assets and liabilities of the Liberty Ventures Group (“Liberty Ventures”) will be contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. The assets to be contributed to GCI Liberty are expected to include Liberty’s equity interests in Liberty Broadband and Charter Communications, Inc. along with certain other equity interests, together with the operating business of Evite, Inc. and certain other assets and liabilities, in exchange for (a) the issuance to Liberty LLC of (i) a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the contribution, respectively, and (ii) cash, and (b) the assumption by GCI Liberty of certain liabilities attributed to Liberty Ventures.

Following the contribution and acquisition of GCI Liberty, Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock. As a result of the Transactions, holders of GCI common stock (regardless of class) each will receive (i) 0.63 of a share of GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable preferred stock in exchange for each share of their existing GCI common stock. The exchange ratios were determined based on total consideration of $32.50 per share in respect of each share of existing GCI common stock, comprised of $27.50 per share in GCI Liberty Class A common stock and $5.00 per share in newly issued GCI Liberty Series A Cumulative Redeemable preferred stock, based upon a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock) and an initial liquidation price of $25.00 per share of GCI Liberty Series A Cumulative Redeemable preferred stock. The GCI Liberty Series A Cumulative Redeemable preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The closing of the Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions.

You should see “Part I — Item 1. Business — Regulation” for additional regulatory developments.

Business Strategy
We intend to grow the company using the following strategies:

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

We operate our business under a single reportable segment. Effective in the first quarter of 2017, we reassessed and reorganized our management and internal reporting structures in order to make our operations more efficient, which triggered an analysis of our reportable segments. As a result of our assessment, we merged our former Wireless and Wireline segments into one operating segment. We realigned our external financial reporting to support this change. Our chief operating decision maker assesses our financial performance as follows:

•	Capital expenditure decisions are based on the support they provide to all revenue streams

•	Revenues are managed on the basis of specific customers and customer groups

•	Costs are generally managed and assessed by function and generally support the organization across all customer groups or revenue streams

•	Profitability is assessed at the consolidated level

Prior to 2017, we operated our business under two reportable segments - Wireline and Wireless. As a result of the reorganization of our reporting structure, assets, including goodwill, and liabilities were reassigned to a single reporting unit.

Services and Products
We offer services and products to two major customer groups as follows:

Customer Group
Services and Products	Consumer	Business

Wireless
Retail	X	X
Wholesale		X

Data:
Internet	X	X
Data networks		X
Managed services		X

Video	X	X

Voice:
Long-distance	X	X
Local access	X	X

•	Consumer - We offer a full range of retail wireless, data, video, and voice services to residential customers.

•
Business - We offer a full range of wireless, data, video, voice, and managed services to businesses, governmental entities, and educational institutions, wholesale data, voice, and wireless services to common carrier customers, and regulated voice services to residential and commercial customers in rural communities primarily in Southwest Alaska.

Sales and Marketing
We offer our services directly to consumer and business customers through our call center, direct mail advertising, television advertising, Internet advertising, local media advertising, and through our retail stores. Our sales efforts are primarily directed toward increasing the number of subscribers we serve, selling bundled services, and generating incremental revenues through product and feature up-sell opportunities. We sell our managed services, wholesale data, voice, and wireless services, and data services to rural schools and health organizations through direct contact marketing.

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

Competition
We operate in intensely competitive industries and compete with a number of companies that provide a broad range of communication, entertainment, and information products and services. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior.

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

We compete for customers based principally upon price, service bundles, the services and enhancements offered, network quality, customer service, billing services, statewide network coverage and capacity, TurboZone, the type of wireless handsets offered, and perceived quality, reliability and availability.  Our ability to compete successfully will depend, in part, on our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry.

Data Services and Products Competition
The Internet industry is highly competitive, rapidly evolving and subject to constant technological change.  Competition is based upon price, service bundles, the services and enhancements offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability.  We compete with other providers some of which are headquartered outside of Alaska and have substantially greater financial, technical and marketing resources than we do.

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

Internet video streaming is a major source of competition for our video services.  Additionally, some online video services produce or acquire their own original content. However, as a major Internet-provider ourselves, the competition may result in additional data service subscriber revenue to the extent we grow average Internet revenue per subscriber.

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

See “Regulation — Wireline Voice Services and Products” below for more information.

Seasonality
Our services and products do not exhibit significant seasonality.  Our ability to implement construction projects is hampered during the winter months because of cold temperatures, snow and short daylight hours.

Major Customer
We had no major customer in 2017 and 2016. Verizon was a major customer in 2015.

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

Patents, Trademarks, and Licenses
We do not hold franchises (with the exception of video services as described below) or concessions for communications services or local access services.  We hold a number of federally registered service marks used by our business.  We own two utility patents issued in 2017 pertaining to device diagnostics and network connectivity. The Communications Act of 1934, as amended, gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications.  We hold licenses for our satellite and microwave transmission facilities for provision of long-distance services. We hold various licenses for spectrum and broadcast television use. These licenses may be revoked and license renewal applications may be denied for cause.  However, we expect these licenses to be renewed in due course when, at the end of the license period, a renewal application will be filed.

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

On August 31, 2016, the FCC published the Alaska High Cost Order.  Per the Alaska High Cost Order, as of January 1, 2017, Remote high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandated that as of January 1, 2017, Urban high cost support for 2017 and 2018 would be two-thirds and one-third of the December 2014 level of support received, respectively, with Urban high cost support ending effective December 31, 2018.

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

See “Description of Our Business — Regulation — Wireline Voice Services and Products — Regulatory Regime Applicable to IP-based Networks” for more information.

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

On February 26, 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. This order prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users' and edge providers’ ability to send traffic to, from, and among each other. The order also strengthened the FCC’s transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices. The order allowed broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. These rules applied equally to wired and wireless broadband services. The order refrained from applying rate regulation and tariff requirements on broadband services.  On January 4, 2018, the FCC released an order that returned to a Title I classification of Internet service and eliminated many of the requirements described above. There are various efforts in Congress, through the federal courts of appeal, and through state legislation to re-impose the rules adopted in 2015. While we do not believe that the 2015 FCC order conflicts with our existing practices or offerings, the re-imposition of that regulatory framework would impose regulatory burdens, likely would increase our costs, and could adversely affect the manner and price of providing service.

Rural Health Care Program. The USF Rural Health Care ("RHC") Program subsidizes the rates for services provided to rural health care providers. For the funding year that ran from July 1, 2016 through June 30, 2017, USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health care providers who submitted their funding requests during a certain period. We provide services to rural health care providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the FCC published an order on June 30, 2017 to assist eligible remote Alaska rural health care providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million during the year ended December 31, 2017, to aid our rural health care provider customers who were impacted by the pro-rata allocation.

The FCC issued an Order and Notice of Proposed Rulemaking (“NPRM”) on December 18, 2017 and announced that requests for funds has exceeded the amount available for the funding year that runs from July 1, 2017 through June 30, 2018 (“FY2017”). The Order specifically addresses relief if a FY2017 proration is needed and directs USAC to use unused RHC program funding available at the time of proration to lower or eliminate the proration factor first for all qualifying funding requests from non-consortia health care providers. All of our customers in the FY2017 and included in our December 31, 2017 accounts receivable are non-consortia health care providers. The FCC and USAC have given no guidance as to the amount of unused funding available, thus we cannot predict the amount of any such shortfall.

The NPRM seeks comment about potential reforms to the RHC program to address future program shortfalls. We cannot predict at this time what changes, if any, that the FCC will adopt or the impact of any such changes.

Schools and Libraries Program. In 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program ("E-Rate"). These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. These orders did not have a material effect on the overall E-Rate support available to our schools and libraries customers, and therefore did not materially affect our revenue from such customers.

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

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA.  In addition, in 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services, and on November 17, 2015, took further steps to bring telecommunications and cable pole attachment rates into parity. Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, we do not expect the rules to have an immediate impact on the terms under which we access poles.  We cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of our operations.

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

Universal Service. The USF pays ETCs to support the provision of facilities-based wireline telephone service in high cost areas. Under FCC regulations and RCA orders, we are an authorized ETC for purposes of providing wireline local exchange service in Anchorage, Juneau, Fairbanks, the Matanuska-Susitna Valley, and other small areas throughout Alaska. Without ETC status, we would not qualify for USF support in these areas or other rural areas where we propose to offer facilities-based wireline telephone services, and our net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Our Business - Regulation - Wireless Services and Products - Universal Service” for information on USF reform.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the 1996 Telecom Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply.  All ILECs in Alaska are Rural Telephone Companies except Alaska Communications Systems Group, Inc.'s (“ACS”) in its Anchorage study area.  We participated in numerous proceedings regarding the rural exemptions of various ILECs in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

We have completed negotiation and/or arbitration of the necessary interconnection provisions and the RCA has approved current wireline Interconnection Agreements between GCI and all of the major ILECs.  We have entered all of the major Alaskan markets with local access services.

See “Description of Our Business — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks.  In 2011, the FCC released rules to restructure and reduce over time originating interstate access charges, along with a proposal to adopt similar reforms applicable to terminating interstate access charges.  The details of implementation in general and between different classes of technology continue to be addressed, and could affect the economics of some aspects of our business.  We cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but we do not expect it to have a material adverse impact on our operations.

Unbundled Network Elements. The ability to obtain unbundled network elements ("UNEs") is an important element of our local access services business. We cannot predict the extent to which existing FCC rules governing access to and pricing for UNEs will be changed in the face of additional legal action and the impact of any further rule modifications that are yet to be determined by the FCC. Moreover, the future regulatory classification of services that are transmitted over facilities may impact the extent to which we will be permitted access to such facilities.  Changes to the applicable regulations could result in a change in our cost of serving new and existing markets. On July 7, 2017, ACS filed a petition in which it asked the FCC to regulate us as an ILEC pursuant to section 251(h)(2) of the Communications Act, including the requirement to provide competitors with access to unbundled network elements. We cannot predict at this time the outcome of this proceeding. However, grant of the petition in its entirety may subject us to regulatory burdens that could materially impact our costs.

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

Regulatory Regime Applicable to IP-based Networks. In 2014, the FCC adopted an order calling for experiments to examine how best to accelerate the technological and regulatory transitions from traditional TDM-based networks to IP-based technologies.  Although no entity has proposed conducting a technology transition experiment in our service territory in response to the FCC’s 2014 order, additional proposals for experiments are possible. We cannot predict whether additional proposals for experiments might be submitted to the FCC nor any resulting proceedings or their effect on us. The FCC also has other open dockets through which it might make changes to the regulatory regime applicable to IP-based networks. A change in regulatory obligation or classification that interferes with our ability to exchange traffic with other providers, that raises the cost of doing so, or that adversely affects eligibility for USF support could materially affect our net cost of and revenue from providing local services.

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

Employees
We employed 2,208 persons as of December 31, 2017, and we are not subject to any collective bargaining agreements with our employees. We believe our future success will depend upon our continued ability to attract and retain highly skilled and qualified employees. We believe that relations with our employees are satisfactory.

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

There is substantial competition in the telecommunications and entertainment industries.  Through mergers, various service integration strategies, and business alliances, major providers are striving to strengthen their competitive positions. We face increased wireless services competition from national carriers in the Alaska market and increasing video services competition from DBS providers and over-the-top content providers who are often able to offer more flexible subscription packages and exclusive content.

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

For more information about competition, see the section titled “Competition” included in “Part 1 — Item 1 — Business — Description of our Business.”

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

Some of our competitors have national networks that enable them to offer nationwide coverage to their subscribers at a lower cost than we can offer. The networks we operate do not, by themselves, provide national coverage and we must pay fees to other carriers who provide roaming services to us. We currently rely on roaming agreements with several carriers for the majority of our roaming services.

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

We use tower facilities for the provision of our wireless services. The FCC, together with the Federal Aviation Administration, also regulates tower marking and lighting. In addition, tower construction is affected by federal, state and local statutes addressing zoning, environmental protection and historic preservation.  The FCC requires local notice in any community in which an applicant is seeking FCC Antenna Structure Registration to build a tower.  Local notice provides members of the community with an opportunity to comment on or challenge the tower construction for environmental reasons.  This rule could cause delay for certain tower construction projects.

Internet Services. In 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. The order prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users' and edge providers' ability to send traffic to, from, and among each other.  The order also strengthened the FCC's transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices.  The order allowed broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. The new rules applied equally to wired and wireless broadband services. The order refrained from imposing rate regulation or tariff requirements on broadband services.

On January 4, 2018, the FCC released an order that returned to a Title I classification of Internet service and eliminated many of the requirements described above. There are various efforts in Congress, through the federal courts of appeal, and through state legislation to re-impose the rules adopted in 2015. We cannot predict whether the FCC will re-impose the 2015 rules, but if it did, it is possible that the FCC could interpret or apply those rules in a way that has a material adverse effect on our business, financial position, results of operations, or liquidity.

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

We receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 26%, 24%, and 19% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  We had USF net receivables of $131.8 million and $100.5 million at December 31, 2017 and 2016, respectively.  The programs are subject to change by regulatory actions taken by the FCC or legislative actions.  Changes to any of the USF programs that we participate in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on our business, financial position, results of operations or liquidity.

Additionally, the USF RHC Program subsidizes the rates for services provided to rural health care providers. USAC received requests for support that exceeded the available RHC Program funding for the first time in the funding year that ran from July 1, 2016 through June 30, 2017. We expect that the support requests will continue to exceed the program's annual cap for the funding year ending June 30, 2018 and possibly subsequent funding years. We provide services to rural health care providers who may be impacted by funding caps and as a result may not receive the full subsidy that was expected under the program. We cannot predict the impact of future RHC Program funding caps but they may negatively affect our financial position, results of operations, or liquidity.

See “Description of Our Business — Regulation — Wireless Services and Products — Universal Service” and “Description of Our Business — Regulation — Wireline Voice Services and Products — Universal Service” for more information.

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

The decline in our voice services’ results of operations, which include long-distance and local access services, may accelerate.

We expect our voice services’ results of operations, which include long-distance and local access services, will continue to decline.  As competition from wireless carriers, such as ourselves, increases we expect our long-distance and local access services' subscribers and revenues will continue to decline and the rate of decline may accelerate.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit ("NMTC") program for funding our TERRA project.

We have entered into five separate arrangements under the NMTC program with US Bancorp to help fund various phases of our TERRA project. In connection with the NMTC transactions we received proceeds which were restricted for use on TERRA. The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Internal Revenue Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  We have agreed to indemnify US Bancorp for any loss or recapture of its $65.8 million in NMTCs plus interest and penalties until such time as our obligation to deliver tax benefits is relieved. Our obligation to deliver tax benefits is relieved in various stages from August 2018 through December 2024. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp and could have an adverse effect on our financial position, results of operations or liquidity.

Failure to stay abreast of new technology could affect our ability to compete in the industry.

We test and deploy various new technologies and support systems intended to enhance our competitiveness and increase the utility of our services. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our systems and infrastructure. The emergence of alternative platforms such as mobile or tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. We may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology.  There can be no assurance that we will be able to compete with advancing technology or introduce new technologies and systems as quickly as we would like or in a cost effective manner. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services.  Any resulting customer dissatisfaction could affect our ability to retain customers and may have an adverse effect on our financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, we must phase out outdated and unprofitable technologies and services.  If we are unable to do so on a cost-effective basis, we could experience reduced profits.

Our business is geographically concentrated in Alaska and is impacted by the economic conditions in Alaska.

We offer products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of our business and operations depends upon economic conditions in Alaska.  The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. Prolonged periods of low oil prices will adversely impact the Alaska economy, which in turn could have an adverse impact on the demand for our products and services and on our results of operations and financial condition.  Oil prices have continued to remain low which has put significant pressure on the Alaska state government budget since the majority of its revenues come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of lower oil prices.

The Alaska economy is in a recession that started in late 2015. While it is difficult for us to predict the future impact of the continuing recession on our business, these conditions have had an adverse impact on our business and could continue to adversely affect the affordability of and demand for some of our products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  Additionally, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. If the recession continues, it could continue to negatively affect our business including our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these services continues to grow, our customers will likely use more bandwidth than in the past. Additionally, new wireless handsets and devices may place a higher demand for data on our wireless network. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected areas. While we believe demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments which could result in an adverse impact to our business, financial condition, and operating results.

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

Our communications facilities include undersea fiber optic cable systems that carry a large portion of our traffic to and from the contiguous lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other.  Our facilities also include TERRA and its extensions some of which are unringed, operating in a remote environment and are at times difficult to access for repairs.  Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. If a failure of both sides of the ring of our undersea fiber optic facilities or our ringed TERRA facility and its unringed extensions occurs and we are not able to secure alternative facilities, some of the communications services we offer to our customers could be interrupted, which could have a material adverse effect on our business, financial position, results of operations or liquidity.

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

The suppliers and vendors on which we rely may also be subject to litigation with respect to technology on which we depend, including litigation involving claims of patent infringement.  Such claims have been growing rapidly in the communications industry.  We are unable to predict whether our business will be affected by any such litigation.  We expect our dependence on key suppliers to continue as they develop and introduce more advanced generations of technology. The failure of our key suppliers to provide products or product support could have a material adverse effect on our business, financial position, and results of operations.

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

•	Exposing us to the risk of increased interest rates to the extent of any future borrowings at variable rates of interest;

•	Making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	Restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

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

We had $530.8 million of indefinite-lived intangible assets at December 31, 2017, consisting of goodwill of $242.3 million, cable certificates of $191.6 million, wireless licenses of $93.8 million and broadcast licenses of $3.1 million.  Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions. Our cable certificates represent agreements with government entities to construct and operate a video business.  Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  Our broadcast licenses represent permission to use a portion of the radio frequency spectrum in a given geographical area for broadcasting purposes.

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

At December 31, 2017, we have tax net operating loss carryforwards of $371.2 million for U.S. federal income tax purposes and, under the Internal Revenue Code, we may carry forward these net operating losses in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations at a time when our market capitalization is below a certain level, our ability to use the net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the net operating loss carryforwards, thus accelerating cash tax payments or causing net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset.

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

As of December 31, 2017, our executive officers and directors and their affiliates owned 15% of our combined outstanding common stock, representing 25% of the combined voting power of that stock.  These shareholders can significantly influence, if not control, our management policy and all fundamental corporate actions, including mergers, substantial acquisitions and dispositions, and election of directors to the Board.

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

If the Transactions are not completed for any reason, we may be subject to numerous risks, including the following:

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

Item 4. Mine Safety Disclosures
Not Applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Shares of GCI’s Class A-1 common stock are traded on the Nasdaq Global Select MarketSM under the symbol GNCMA.

Shares of GCI’s Class B-1 common stock are traded on the OTCQX market under the symbol GNCMB.  Each share of Class B-1 common stock is convertible, at the option of the holder, into one share of Class A-1 common stock.

The following table sets forth the high and low sales price for our common stock for the periods indicated.  Market price data for Class A-1 shares was obtained from the Nasdaq Stock Market System quotation system.  Market price data for Class B-1 shares was obtained from reported Over-the-Counter Bulletin Board service market transactions.  The prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and do not necessarily represent actual transactions.

	Class A-1		Class B-1
	High	Low	High	Low
2017
First Quarter	$22.34	17.50	20.85	20.65
Second Quarter	$38.39	20.35	38.05	31.61
Third Quarter	$43.63	35.79	43.08	36.08
Fourth Quarter	$42.95	38.52	42.46	39.00
2016
First Quarter	$20.23	16.41	19.40	17.70
Second Quarter	$18.75	14.12	16.95	16.95
Third Quarter	$17.25	12.26	13.55	13.55
Fourth Quarter	$19.55	13.44	16.50	15.50

Holders
As of December 31, 2017, there were 1,988 holders of record of our Class A-1 common stock and 261 holders of record of our Class B-1 common stock (amounts do not include the number of shareholders whose shares are held of record by brokers, but do include the brokerage house as one shareholder).

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

Performance Graph
The following graph includes a line graph comparing the yearly percentage change in our cumulative total shareholder return on our Class A-1 common stock during the five-year period 2013 through 2017.  This return is measured by dividing (1) the sum of (a) the cumulative amount of dividends for the measurement period (assuming dividend reinvestment, if any) and (b) the difference between our share price at the end and the beginning of the measurement period, by (2) the share price at the beginning of that measurement period.  This line graph is compared in the following graph with two other line graphs during that five-year period, i.e., a market index and a peer index.

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

In constructing each of the line graphs in the following graph, the closing price at the beginning point of the five-year measurement period has been converted into a fixed investment, stated in dollars, in our Class A-1 common stock (or in the stock represented by a given index, in the cases of the two comparison indexes), with cumulative returns for each subsequent fiscal year measured as a change from that investment.  Data for each succeeding fiscal year during the five-year measurement period are plotted with points showing the cumulative total return as of that point.  The value of a shareholder’s investment as of each point plotted on a given line graph is the number of shares held at that point multiplied by the then prevailing share price.

Our Class B-1 common stock is traded on the OTCQX Market on a more limited basis.  Therefore, comparisons similar to those previously described for the Class A-1 common stock are not directly available.  However, the performance of Class B-1 common stock may be analogized to that of the Class A-1 common stock in that the Class B-1 common stock is readily convertible into Class A-1 common stock upon request to us.
Prepared by Zacks Investment Research, Inc.  All indexes used with permission.  All rights reserved.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS PERFORMANCE GRAPH FOR GCI, NASDAQ STOCK MARKET INDEX FOR UNITED STATES COMPANIES, AND NASDAQ TELECOMMUNICATIONS STOCK[1,2,3,4]
Measurement Period (Fiscal Year Covered)	Company ($)	Nasdaq Stock Market Index for U.S. Companies ($)	Nasdaq Telecommunications Stock ($)
FYE 12/31/12	100.00	100.00	100.00
FYE 12/31/13	116.27	139.38	145.01
FYE 12/31/14	143.38	160.72	152.49
FYE 12/31/15	206.26	173.11	147.88
FYE 12/31/16	202.82	190.07	169.11
FYE 12/31/17	406.88	203.16	196.34
[1] The lines represent annual index levels derived from compounded daily returns that include all dividends.
[2] The indexes are reweighted daily, using the market capitalization on the previous trading day.
3 If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
[4] The index level for all series was set to $100.00 on December 31, 2012.

Item 6. Selected Financial Data
The following table presents selected historical information relating to financial condition and results of operations over the past five years.

	Years Ended December 31,
	2017	2016	2015	2014	2013
(Amounts in thousands except per share amounts)
Revenues	$919,204	933,812	978,534	910,198	811,648
Income (loss) before income taxes	$(66,148)	1,069	(27,213)	69,273	42,684
Net income (loss)	$(24,722)	(4,136)	(25,866)	59,244	31,727
Net income (loss) attributable to non-controlling interest	$(476)	(469)	159	51,687	22,321
Net income (loss) attributable to GCI common stockholders	$(24,246)	(3,667)	(26,025)	7,557	9,406
Basic net income (loss) attributable to GCI per common share	$(0.70)	(0.10)	(0.69)	0.18	0.23
Diluted net income (loss) attributable to GCI per common share	$(0.70)	(0.15)	(0.69)	0.18	0.23
Total assets	$2,093,500	2,065,939	1,966,940	1,992,761	1,961,536
Long-term debt, including current portion and net of unamortized discount and deferred loan fees	$1,382,048	1,336,772	1,332,738	1,027,061	1,037,462
Obligations under capital leases, including current portion	$50,316	59,647	68,359	76,456	74,605
Tower obligation, excluding current portion	$93,606	87,653	—	—	—
Total GCI stockholders’ equity	$9,166	22,719	88,263	167,356	157,144
Dividends declared per common share	$—	—	—	—	—

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

Oil prices have continued to remain low which has put significant pressure on the Alaska state government budget since the majority of its revenues have historically come from the oil industry. While the Alaska state government has significant reserves that we believe will help fund the state government for the next couple of years, major structural budgetary reforms will need to be implemented in order to offset the impact of lower oil prices.

The Alaska economy is in a recession that started in late 2015. While it is difficult for us to predict the future impact of the continuing recession on our business, these conditions have had an adverse impact on our business and could continue to adversely affect the affordability of and demand for some of our products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services.  Additionally, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us.  If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. If the recession continues, it could continue to negatively affect our business including our financial position, results of operations, or liquidity, as well as our ability to service debt, pay other obligations and enhance shareholder returns.

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

Major Developments
On April 4, 2017, General Communication, Inc., Liberty and Liberty LLC, entered into an Agreement and Plan of Reorganization (as may be amended from time to time, the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”). Pursuant to the Reorganization Agreement, General Communication, Inc. amended and restated its articles of incorporation resulting in General Communication, Inc. being renamed GCI Liberty, Inc. and a reclassification and auto conversion of its common stock. Following these events, Liberty will acquire GCI through a reorganization in which certain interests, assets and liabilities of the Liberty Ventures will be contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. The assets to be contributed to GCI Liberty are expected to include Liberty's equity interests in Liberty Broadband and Charter Communications, Inc. along with certain other equity interests, together with the operating business of Evite, Inc. and certain other assets and liabilities, in exchange for (a) the issuance to Liberty LLC of (i) a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the contribution, respectively, and (ii) cash, and (b) the assumption by GCI Liberty of certain liabilities attributed to Liberty Ventures.

Following the contribution and acquisition of GCI Liberty, Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock. As a result of the Transactions, holders of GCI common stock (regardless of class) each will receive (i) 0.63 of a share of GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable preferred stock in exchange for each share of their existing GCI common stock. The exchange ratios were determined based on total consideration of $32.50 per share in respect of each share of existing GCI common stock, comprised of $27.50 per share in GCI Liberty Class A common stock and $5.00 per share in newly issued GCI Liberty Series A Cumulative Redeemable preferred stock, based upon a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock) and an initial liquidation price of $25.00 per share of GCI Liberty Series A Cumulative Redeemable preferred stock. The GCI Liberty Series A Cumulative Redeemable preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The closing of the Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions.

In the third quarter of 2016, we received $90.8 million for the initial closing to sell to Vertical Bridge Towers II, LLC (“Vertical Bridge”) the majority of our urban wireless rooftop and tower sites ("Tower Transaction"). Additionally, we entered into a Master Lease Agreement with Vertical Bridge to lease collocation space on communications towers and facilities that were sold to Vertical Bridge. We sold additional tower sites to Vertical Bridge in 2017 for total consideration of $6.8 million.

The USF RHC Program subsidizes the rates for services provided to rural health care providers. USAC received requests for support that exceeded the available RHC Program funding for the first time in the funding year that ran from July 1, 2016 through June 30, 2017. We expect that the support requests will continue to exceed the program's annual cap for the funding year ending June 30, 2018 and possibly subsequent funding years. We provide services to rural health care providers who may be impacted by funding caps and as a result may not receive the full subsidy that was expected under the program. We cannot predict the impact of future RHC Program funding caps but they may negatively affect our financial position, results of operations, or liquidity.

In August 2016, the FCC published the Alaska High Cost Order which mandates that Urban high cost support will end at the beginning of 2019. We recognized $9.9 million for Urban high cost support in 2017 and expect to recognize $9.9 million in 2018 and $0 in 2019.

In February 2015, we purchased ACS' interest in The Alaska Wireless Network, LLC ("AWN") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we transfered to ACS a cash payment of $293.2 million excluding working capital adjustments and agreed to terminate or amend certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets included substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates. Following the close of the Wireless Acquisition, AWN is a wholly owned subsidiary and we are entitled to 100% of the future cash flows from AWN. We funded the purchase with a $275.0 million Term Loan B under our Senior Credit Facility and a $75.0 million unsecured promissory note from Searchlight Capital, L.P. ("Searchlight").

Results of Operations

Revenues
The components of revenue are as follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Consumer[1]
Wireless	$167,733	177,801	199,862	(6)%	(11)%
Data	145,757	140,196	130,213	4%	8%
Video	99,609	107,305	115,074	(7)%	(7)%
Voice	23,783	26,734	30,110	(11)%	(11)%
Business[2]
Wireless	104,614	105,355	151,710	(1)%	(31)%
Data	308,480	296,202	269,472	4%	10%
Video	18,039	20,102	18,819	(10)%	7%
Voice	51,189	60,117	63,274	(15)%	(5)%
Total revenue	$919,204	933,812	978,534	(2)%	(5)%

[1] Includes revenues from sales to residential customers and, for 2017, also includes sales to small business customers.
[2]  Includes revenues from sales to businesses, governmental entities, educational and medical institutions, and common carrier customers and for 2016 and 2015 includes sales to small business customers.

Selected key performance indicators follow:

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Consumer
Data:
Cable modem subscribers[1]	124,900	129,500	129,000	(4)%	—%
Video:
Basic subscribers[2]	97,200	107,600	113,900	(10)%	(6)%
Homes passed	252,500	250,800	251,900	1%	—%
Voice:
Total local access lines in service[3]	48,900	53,400	55,200	(8)%	(3)%
Business
Data:
Cable modem subscribers[1]	9,900	10,100	9,600	(2)%	5%
Voice:
Total local access lines in service[3]	38,500	41,100	41,800	(6)%	(2)%
Consumer and Business Combined
Wireless
Consumer wireless lines in service[4]	196,800	198,600	201,900	(1)%	(2)%
Business wireless lines in service[4]	22,600	23,900	25,900	(5)%	(8)%
Total wireless lines in service	219,400	222,500	227,800	(1)%	(2)%

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. On January 1, 2017, we transferred 3,100 small business cable modem subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017 and for database cleanup in preparation for our new billing system.

2 A basic subscriber is defined as one basic tier of service delivered to an address or separate subunits thereof regardless of the number of outlets purchased. On January 1, 2017, we transferred 500 small business basic subscribers from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017 and for database cleanup in preparation for our new billing system.

3 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network. On January 1, 2017, we transferred 4,800 small business local access lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017.

4 A wireless line in service is defined as a revenue generating wireless device. On January 1, 2017, we transferred 3,700 small business wireless lines from Business to Consumer. We adjusted the previously reported subscriber numbers as of December 31, 2016 and 2015 for the number of subscribers that were transferred on January 1, 2017.

Consumer
The recession in Alaska has impacted our ability to increase our number of subscribers and customers cutting back on the services the receive from us, which have impacted our revenues.

The items contributing to the decrease in wireless revenue for 2017 and 2016 include:

•
A $6.5 million or 9% and $15.9 million or 18% decrease in plan fee revenue in 2017 and 2016, respectively, primarily due to discounts given to customers who finance or bring their own device and a decrease in the number of subscribers primarily due to the recession in Alaska, and

•
A $4.9 million or 16% and $2.4 million or 7% decrease in equipment sales revenue in 2017 and 2016, respectively. The decrease in equipment sales revenue in 2017 was primarily due to the absence of the adjustment explained in the following discussion. The decrease in equipment sales revenue in 2016 was partially offset by a $4.1 million adjustment to lower the guarantee liability for our Upgrade Now program (please see Note 1 in the "Notes to Consolidated Financial Statements" included in Part IV of this annual report on Form 10-K for additional information on the guarantee liability) that was recorded in the third quarter of 2016. Based on a review of historical information, we determined that our customers were not trading their devices in as early and frequently as originally estimated. Additionally, we found that we were able to resell the used handsets for prices higher than originally estimated. Based on this new information, we determined that it was appropriate to reduce the guarantee liability recorded for financed devices in our Upgrade Now program. The decreases in 2017 and 2016 were also partially due to a decrease in the number of wireless devices sold.

The increase in data revenue in 2017 is primarily due to subscribers' selection of plans that offer higher speeds and higher usage limits and revenue from small business subscribers transferred from our Business customer group. The increase was partially offset by a decrease in the overall number of subscribers. The increase in data revenue in 2016 is primarily due to a $12.8 million or 11% increase in cable modem revenue for 2016 due to an increase in the average number of subscribers and our subscribers’ selection of plans that offer higher speeds and higher usage limits.

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

Business
The recession in Alaska has had an impact on both the number of businesses in Alaska as well as the services that business customers have chosen. The decrease in the number of businesses and services have impacted our revenues and we expect it to continue impacting us until the recession in Alaska ends.

Business data revenue is comprised of monthly recurring charges for data services and charges billed on a time and materials basis largely for personnel providing on-site customer support.  This latter category can vary significantly based on project activity. This revenue faces challenges due to the decline in oil prices which negatively impacts certain of our customers.

The increase in data revenue in 2017 and 2016 is primarily due to a $5.8 million or 2% and $32.4 million or 15% increase, respectively, in data transport and storage revenue due to new customers and increased purchases by our existing customers. The increase in data revenue in 2017 was also partially due to a $6.8 million or 17% increase in time and materials revenue primarily due to an acquisition that was completed during the first quarter of 2017.

The increases in data revenue for 2017 were partially offset by decreases due to rate compression and a $5.5 million reduction of revenue recorded during 2017 as a result of a credit we provided to certain of our rural health care provider customers. For the funding year that ran from July 1, 2016 through June 30, 2017, USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health care providers who submitted their funding requests during a certain period. We provide services to rural health care providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the FCC published an order on June 30, 2017 to assist eligible remote Alaska rural health care providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million during 2017, to aid our rural health care provider customers who were impacted by the pro-rata allocation.

The increases in data revenue for 2016 were partially offset by a $5.3 million or 11% decrease in time and materials revenue due to a decrease in special project work for 2016.

The decrease in wireless revenue in 2016 is primarily due to the following:

•	A $53.2 million or 48% decrease in roaming revenue due to long-term roaming agreements we have entered into with our largest roaming partners, and

•	A $6.1 million or 36% decrease in plan fee revenue primarily due to discounts given to customers who finance or bring their own device and a decrease in subscribers.

Business voice revenue continues to face competition and rate compression and to a lesser extent the substitution of wireless devices.

Cost of Goods Sold
Cost of Goods Sold are as follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Cost of Goods Sold	$280,200	302,578	322,338	(7)%	(6)%

The individually significant items contributing to the 2017 and 2016 decreases in Cost of Goods Sold include:

•
A $10.7 million or 16% decrease in wireless Cost of Goods Sold for 2017 primarily due to savings from a decrease in tariff rates, the migration of circuits to our own facilities, and a reduction of tower related costs due to our sales of towers in the third quarter of 2016,

•	A $15.6 million or 27% decrease in wireless device Cost of Goods Sold for 2016 primarily due to a decrease in the number of handsets sold,

•
A $7.1 million or 20% decrease in time and materials Cost of Goods Sold for 2017 due to process efficiencies partially offset by an increase due to an acquisition that was completed during the first quarter of 2017,

•	A $4.6 million or 11% decrease in time and materials Cost of Goods Sold for 2016 primarily due to a reduction in special project work,

•	A $3.9 million or 5% decrease in video distribution and programming costs in 2017 primarily due to a decrease in subscribers,

•
A $3.2 million or 12% and $3.3 million or 11% decrease in voice Cost of Goods Sold for 2017 and 2016, respectively, primarily due to a decrease in minutes, a decrease in the number of local access lines, and the movement of more traffic to our own facilities.

We expect to face continued increases in programming costs that may require us to drop certain channels or increase the rates paid by our customers that may result in a loss of additional video customers.

Selling, General and Administrative Expenses
Selling, general and administrative expenses are as follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Selling, general and administrative expenses	$370,639	358,356	338,379	3%	6%

Individually significant items contributing to the increases in selling, general and administrative expenses include:

•	A $15.5 million increase in transaction costs related to the Transactions with Liberty in 2017,

•	A $6.4 million increase in share-based compensation for 2017 primarily due to an increase in our stock price,

•	A $4.0 million and $11.5 million increase in labor and health insurance costs for 2017 and 2016, respectively, and

•	A $8.0 million increase in the use of contract labor for 2016.

The increases discussed above are partially offset by the following items:

•	The absence of $2.4 million for costs in 2016 to support a campaign to encourage public action related to the State of Alaska budget, and

•	The absence of $9.0 million for costs related to the acquisition of ACS' wireless subscribers and its non-controlling interest in AWN for 2016.

As a percentage of total revenues, selling, general and administrative expenses were 40%, 38%, and 35% of revenue for 2017, 2016, and 2015, respectively. The 2017 increase in selling, general and administrative expenses as a percentage of total revenues is primarily due to the costs related to the Transactions with Liberty. The 2016 increase in selling, general and administrative expenses as percentage of total revenues is primarily due to increases in labor and contract labor costs without corresponding increases in revenue due to spending on our billing system conversion.

Depreciation and Amortization Expense
Depreciation and amortization expense follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Depreciation and amortization expense	$197,115	193,775	181,767	2%	7%

The increases in 2017 and 2016 are primarily due to new assets placed in service in those years partially offset by assets which became fully depreciated during those years.

Software Impairment Charge
Software impairment charge decreased $29.8 million or 100% in 2016 primarily due to the absence of an impairment charge recorded in 2015 as discussed below.

During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. In early 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress in early 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations. Subsequently we signed a contract with an established billing solution provider and a multi-year implementation is in process.

In early 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly we recognized an impairment of $7.1 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statements of Operations.

In late 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

Other Expense, Net
Other expense, net of other income, follows (amounts in thousands):

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Other expense, net	$137,398	78,034	133,924	76%	(42)%

Items contributing to the increase in 2017 include:

•	A $51.8 million increase in unrealized loss recorded for adjusting to fair value a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight,

•	A $5.0 million increase in interest expense due to increased borrowings during 2017, and

•	The absence of a $3.2 million gain recorded in 2016 for adjusting to fair value assets that were included in the consideration paid to acquire a fiber system.

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

•
A $14.3 million change from an unrealized loss in 2015 to an unrealized gain recorded in 2016 for adjusting to fair value a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight.

Income Tax (Expense) Benefit

	2017	2016	2015	Percentage Change 2017 vs. 2016	Percentage Change 2016 vs. 2015
Income tax (expense) benefit	$41,426	(5,205)	1,847	(896)%	382%
Effective income tax rate	63%	487%	7%

The income tax benefit for 2017 was primarily a result of the enactment of the Tax Cuts & Jobs Act (“Tax Reform”) in December 2017. The primary provisions of Tax Reform impacting us are the reduction to the U.S. corporate income tax rate from 35% to 21% and temporary 100% bonus depreciation for certain assets. The change in the tax law required us to remeasure existing net deferred tax liabilities using the lower rate in the year of enactment resulting in an income tax benefit of $41.6 million for 2017 to reflect these changes.

Partially off-setting the impact of Tax Reform on our effective income tax rate in 2017 and primarily impacting our effective income tax rates for 2016 and 2015 was the volatility of our income (loss) before income taxes and permanent differences. The primary driver of our permanent difference volatility in 2017, 2016 and 2015 was the unrealized gain (loss) recorded for adjusting to fair value a derivative instrument where we issued 3.0 million stock appreciation rights to an affiliate of Searchlight.

At December 31, 2017, we have income tax net operating loss carryforwards of $371.2 million that will begin expiring in 2020 if not utilized. We have recorded deferred tax assets of $104.6 million associated with income tax net operating losses that were generated from 2000 to 2017 and that expire from 2020 to 2037.

Tax benefits associated with recorded deferred tax assets are considered to be more likely than not realizable through future reversals of existing temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. The amount of deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced which would result in additional income tax expense.  We estimate that our effective annual income tax rate for financial statement purposes will be (15%) to (20%) in the year ending December 31, 2018. The effective income tax rate is expected to be much higher due to an increase in the pretax book income amount and the relative impact that the expected tax adjustments have on that pretax income amount.

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

In the first and fourth quarters of 2017, we entered into additional financing arrangements under the NMTC program, which provided $6.6 million in net cash to help fund the continued expansion of our TERRA network (see Note 14 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information).

In the fourth quarter of 2016, we amended our Senior Credit Facility. The amended Senior Credit Facility provided a $215.0 million Term Loan A, a $245.9 million Term Loan B, and a $200.0 million revolving credit facility, with a $50.0 million sub-limit for standby letters of credit. The borrowings under the Term Loan A and revolving credit facility are scheduled to mature on November 17, 2021, and the Term Loan B is scheduled to mature on February 2, 2022; provided that, if the 2021 Senior Notes are not refinanced by December 3, 2020, then all of the loans under the Senior Credit Facility become due on such date. We paid $4.1 million in fees associated with the amendment.

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

To fund the purchase from ACS, we used proceeds from our Senior Credit Facility. We also sold an unsecured promissory note to Searchlight in the principal amount of $75.0 million that will mature on February 2, 2023 and will bear interest at a rate of 7.5% per year ("Searchlight Note"). A portion of the proceeds from the Searchlight Note were used to finance the Wireless Acquisition and the remainder was used for general corporate purposes. Additionally, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights which entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A-1 common stock equal in value to the excess of the fair market value of a share of GCI Class A-1 common stock on the date of exercise over the price of $13.00.

In the second quarter of 2015, we closed on the issuance of $450.0 million of new 6.875% Senior Notes due 2025 ("2025 Notes") at an issue price of 99.105% issued by our wholly owned subsidiary, GCI, Inc. The net proceeds of the offering were used to retire our existing 2019 Notes. We paid closing costs totaling $7.9 million in connection with the offering.

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

Our cash expenditures for property and equipment, including construction in progress, totaled $189.4 million and $194.5 million during 2017 and 2016, respectively.  Depending on available opportunities and the amount of cash flow we generate during 2018, we expect our 2018 capital expenditures to total approximately $170.0 million. This estimate is based on purchases in 2018 regardless of the timing of cash payments.

Financing Activities
Net cash provided by financing activities in 2017 consists primarily of borrowings from our Senior Credit Facility, net of payments partially offset by repurchases of our stock. Net cash provided by financing activities in 2016 consists primarily of cash received from the Tower Transaction partially offset by repurchases of our stock, payments on our Senior Credit Facility, net of borrowings, and costs paid for the amendment to our Senior Credit Facility. Our borrowings fluctuate from year to year based on our liquidity needs.  We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

Available Borrowings Under Senior Credit Facility
We had a $100.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at December 31, 2017, which leaves $79.0 million available for borrowing as of December 31, 2017.

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

Share Repurchases
GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI common stock in order to reduce the outstanding shares of common stock.  During 2017 we repurchased 0.2 million shares of GCI common stock under the stock buyback program at a cost of $4.0 million excluding shares withheld to cover employee tax liabilities resulting from the vesting of restricted stock awards.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty.

Schedule of Certain Known Contractual Obligations
The following table details future projected payments associated with certain known contractual obligations as of December 31, 2017 (amounts in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Long-term debt	$1,415,631	2,989	6,040	876,418	530,184
Interest on long-term debt	432,551	80,813	161,281	118,307	72,150
Capital lease obligations, including interest	60,097	13,440	26,909	17,337	2,411
Tower obligations, including interest	188,150	7,465	15,382	16,003	149,300
Operating lease commitments	174,087	48,409	65,859	31,521	28,298
Purchase obligations	55,134	55,134	—	—	—
Total contractual obligations	$2,325,650	208,250	275,471	1,059,586	782,343

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

Purchase obligations include cancelable open purchase orders for goods and services for capital projects and normal operations, which are not included in our Consolidated Balance Sheets at December 31, 2017, because the goods had not been received or the services had not been performed at December 31, 2017.

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

Those policies and estimates considered to be critical for the year ended December 31, 2017 are described below.

Allowance for Doubtful Receivables
We record expense to maintain an allowance for doubtful receivables for estimated losses that result from the failure or inability of our customers to make required payments. When determining the allowance, we consider the probability of recoverability based on past experience, economic data, and changes in our collections processes. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts and installment receivable balances with reserves generally increasing as the receivable ages. Accounts receivable may be fully reserved when specific collection issues are known to exist, such as pending bankruptcy or catastrophes.

Valuation of Derivative Stock Appreciation Rights
In connection with the $75.0 million unsecured promissory note issued to Searchlight on February 2, 2015, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights. Each stock appreciation right entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A-1 common stock equal in value to the excess of the fair market value of a share of GCI Class A-1 common stock on the date of exercise over the price of $13.00. The instrument is exercisable on the fourth anniversary of the grant date and will expire eight years from the date of grant. We have determined that the stock appreciation rights are required to be separately accounted for as a derivative instrument and are subject to fair value liability accounting under ASC 815-10.

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

Impairment and Useful Lives of Intangible Assets
We had $530.8 million of indefinite-lived intangible assets at December 31, 2017, consisting of goodwill of $242.3 million, cable certificates of $191.6 million, wireless licenses of $93.8 million and broadcast licenses of $3.1 million.

Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. We have determined that our reporting unit is the same as our reportable segment. Our cable certificates represent agreements with government entities to construct and operate a video business.  The value of our cable certificates is derived from the economic benefits we receive from the right to solicit new customers and to market new services.  The amount we have recorded for cable certificates is from cable system acquisitions. Our wireless licenses are from the FCC and give us the right to provide wireless service within a certain geographical area.  The amount we have recorded is from acquisitions of wireless companies and auctions of wireless spectrum.  Our broadcast licenses are from the FCC and give us the right to broadcast television stations within a certain geographical area. The amount we have recorded for broadcast licenses is from broadcast television station acquisitions.

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

For 2017 and 2016, we performed a step zero qualitative analysis for our annual assessment of impairment for goodwill and our indefinite-lived intangible assets. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of our reporting unit or indefinite-lived intangible assets were less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis in 2017 or 2016.

Valuation Allowance for Net Operating Loss Deferred Tax Assets
Our income tax policy provides for deferred income taxes to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that may be required against the deferred tax assets.  We have not recorded a valuation allowance on the deferred tax assets as of December 31, 2017, based on management’s belief that future reversals of existing temporary differences and estimated future taxable income exclusive of reversing temporary differences and carryforwards will, more likely than not, be sufficient to realize the benefit of these assets over time.  In the event that actual results differ from these estimates or if our historical trends change, we may be required to record a valuation allowance on deferred tax assets, which could have a material adverse effect in our consolidated financial position or results of operations.

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

Interest Rate Risk
Our Senior Credit Facility and Wells Fargo note payable carry interest rate risk.  Our Senior Credit Facility consists of a term loan, Term Loan B, and revolving credit facility. Amounts borrowed under the term loan bear interest at London Interbank Offered Rate (“LIBOR”) plus 3.00% or less depending upon our Total Leverage Ratio (as defined in the Senior Credit Facility agreement).  Amounts borrowed under the Term Loan B bear interest at LIBOR plus 2.25%. Amounts borrowed under the Wells Fargo note payable bear interest at LIBOR plus 2.25%. Should the LIBOR rate change, our interest expense will increase or decrease accordingly.  As of December 31, 2017, we have borrowed $565.6 million subject to interest rate risk.  On this amount, each 1% increase in the LIBOR interest rate would result in $5.7 million of additional gross interest cost on an annualized basis.  All of our other material borrowings have a fixed interest rate.

Other Market Risk
As our derivative stock appreciation rights are subject to fair value liability accounting, we revalue the instrument at each reporting date and recognize changes in the fair value of the derivative liability as a component of Other Income (Expense) included in our Consolidated Statements of Operations. The earnings effect of the fair value adjustment at each reporting date is sensitive to changes in our stock price. At December 31, 2017, a $1.00 increase in our stock price used as an input to determine the fair value of our stock appreciation rights would result in recognition of $3.0 million of additional derivative instrument unrealized loss.
Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements are filed under this Item, beginning on page 72. Our supplementary data is filed under Item 7, beginning on page 29.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required financial disclosure, and reported as specified in the SEC’s rules and forms.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a - 15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting," our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Based on our evaluation of the effectiveness of our internal control over financial reporting, our management concluded that as of December 31, 2017, we maintained effective internal control over financial reporting.

Grant Thornton LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting as of December 31, 2017, which is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Identification

As of December 31, 2017, our board consisted of ten director positions, divided into three classes of directors serving staggered three-year terms.

A director on our board is elected at an annual meeting of shareholders and serves until the earlier of his or her resignation or removal, or his or her successor is elected and qualified.  Our executive officers generally are appointed at our board's meeting immediately preceding each annual meeting of shareholders and serve at the discretion of the board.

The following table sets forth certain information about our directors and executive officers as of December 31, 2017:

Name	Age	Position
Stephen M. Brett[1]	77	Chairman, Director
Ronald A. Duncan[1]	65	Chief Executive Officer and Director
Peter J. Pounds	44	Senior Vice President, Chief Financial Officer, and Secretary
G. Wilson Hughes	72	Executive Vice President
William C. Behnke	60	Senior Vice President
Martin E. Cary	53	Senior Vice President and General Manager, GCI Business
Gregory F. Chapados	60	President and Chief Operating Officer
Paul E. Landes	59	Senior Vice President and General Manager, GCI Consumer
Tina M. Pidgeon	49	Senior Vice President, Chief Compliance Officer, General Counsel and Government Affairs
Bridget L. Baker[1]	57	Director
Jerry A. Edgerton[1]	75	Director
Scott M. Fisher[1]	51	Director
William P. Glasgow[1]	59	Director
Mark W. Kroloff[1]	60	Director
Stephen R. Mooney[1]	58	Director
James M. Schneider[1]	65	Director
Eric L. Zinterhofer[1]	46	Director
[1]The present classification of our board is as follows: (1) Class I – Messrs. Edgerton and Kroloff and Ms. Baker, whose present terms expire at the time of our 2020 annual meeting; (2) Class II – Messrs. Brett, Duncan, Mooney and Zinterhofer whose present terms expire at the time of our 2018 annual meeting; and (3) Class III – Messrs. Fisher, Glasgow, and Schneider, whose present terms expire at the time of our 2019 annual meeting.

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

Our board also considered the many years of experience with the Company represented by Mr. Duncan, our Chief Executive Officer.  He has been with the Company since he co-founded it.

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

Ronald A. Duncan.  Mr. Duncan is a co-founder of the Company and has served as a director on our board since 1979.  Mr. Duncan has served as our Chief Executive Officer since August 2017. Prior to that, he served as our President and Chief Executive Officer from January 1989 to August 2017.  His present term as director on the board expires at the time of our 2018 annual meeting.

Peter J. Pounds. Mr. Pounds became our Chief Financial Officer and one of our Senior Vice Presidents effective January 1, 2014. Prior to that he served as Vice President, Finance since 2009.

G. Wilson Hughes.  Mr. Hughes has served as an Executive Vice President since January 1, 2017. Prior to that he served as the Chief Executive Officer of The Alaska Wireless Network, LLC from July 22, 2013 to January 1, 2017. Prior to that he served as our Executive Vice President – Wireless from June 4, 2012 to July 22, 2013.  Prior to that, he served as our Executive Vice President and General Manager from June 1991 to June 4, 2012.

William C. Behnke.  Mr. Behnke has served as one of our Senior Vice Presidents since January 2001.

Martin E. Cary.  Mr. Cary has served as one of our Senior Vice Presidents and as General Manager, GCI Business since April 2016. Prior to that, he served as our Vice President – General Manager, Managed Broadband Services from September 2004 to April 2016.

Gregory F. Chapados.  Mr. Chapados has served as our President and Chief Operating Officer since August 2017. Priort to that he served as our Executive Vice President and Chief Operating Officer from June 2012 to August 2017.  Prior to that, he served as one of our Senior Vice Presidents from June 2006 to June 2012.

Paul E. Landes.  Mr. Landes has served as one of our Senior Vice Presidents and as General Manager, GCI Consumer since December 2010.  Prior to that, he served as our Vice President and General Manager, Consumer Services from September 2005 to December 2010.

Tina M. Pidgeon.  Ms. Pidgeon has served as our Senior Vice President, Chief Compliance Officer, General Counsel and Government Affairs, since September 2010.  Prior to that, she served as our Vice President, Federal Regulatory Affairs from January 2003 to September 2010.

Bridget L. Baker. Ms. Baker has served as a director on our board since July 2013. Since January 2013, she has been a Principal of Baker Media, Inc., an entertainment and media consulting firm that she founded. From 2006 to 2012, Ms. Baker was NBCUNIVERSAL's president of content distribution where she was responsible for the company's multi-billion dollar subscription revenue business across the cable, satellite, and telecommunications industry. Her present term as a director on our board expires at the time of our 2020 annual meeting.

Jerry A. Edgerton.  Mr. Edgerton has served as a director on our board since June 2004.  Since January 2013, he has been Chief Executive Officer of Cumulus Solutions, Inc., a provider of visual collaboration tools. From September 2011 to December 2012, he was President of Global Services for iNETWORKS Group, Inc., a comprehensive telecommunications solutions provider.  From July 2009 to August 2011, he was President of Government Markets for Core 180, a network integrator for large governmental and commercial customers.  From November 2007 to May 2009, he was Chief Executive Officer for Command Information, Inc., a next generation Internet service company.  From April 2007 to October 2007, Mr. Edgerton was an advisor on matters affecting the telecommunications industry as well as the U.S. government.  Prior to that and from January 2006 to April 2007, he was Group President of Verizon Federal.  Prior to that and from November 1996, he was Senior Vice President – Government Markets for MCI Communications Corporation, an affiliate of MCI, which was later acquired by Verizon Communications, Inc.  His present term as a director on our board expires at the time of our 2020 annual meeting.

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

Mark W. Kroloff.  Mr. Kroloff has served as a director on our board since February 2009.  Since January 2010, he has been a principal at First Alaskan Capital Partners, LLC, an investment firm.  From May 2005 to December 2009, he was Senior Executive Vice President and Chief Operating Officer of Arctic Slope Regional Corporation, an Alaska Native regional corporation formed pursuant to the Alaska Native Claims Settlement Act.  From 2001 to April 2005, Mr. Kroloff was Chief Operating Officer of Cook Inlet Region, Inc., also an Alaska Native regional corporation.  He also serves on the board of directors of Trilogy International Partners, Inc.  Mr. Kroloff's present term as a director on our board expires at the time of our 2020 annual meeting.

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

Zinterhofer serves as a director for Charter Communications (Chairman) and Hemisphere Media Group. His present term as a director on our board expires at the time of our 2018 annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of the outstanding common stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 with the SEC. Executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of such forms furnished to us, each of our directors, officers and beneficial owners of more than 10% of the outstanding common stock filed all forms required by Section 16 of the Exchange Act in 2017 on a timely basis, except that Mr. Cary inadvertently failed to file a Form 4 with the SEC for transactions that occurred on January 3, 2017. The filing to report the transaction was made on January 9, 2017. Mr. Chapados inadvertently failed to file a Form 4 with the SEC for transactions that occurred on January 9, 2017, however, the filing to report the transactions was made on January 12, 2017. Mr. Hughes inadvertently failed to file a Form 4 with the SEC for transactions that occurred on March 31, 2017, however, the filing to report the transactions was made on April 5, 2017.

Additionally, Ms. Pidgeon informed us that her financial adviser engaged in transactions for her account, pursuant to an investment strategy she approved for the purposes of protecting against a decline in the value of her shares of our common stock, which should have been reported on Forms 4. On April 25, 2017, May 22, 2017, July 10, 2017, July 24, 2017, and November 24, 2017, Ms. Pidgeon made Form 4 filings reporting all such transactions.

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

No Change in Nominating Procedure

There were no changes made during 2017 to the procedure by which our shareholders may recommend nominees to our board.

Litigation and Regulatory Matters

We were, as of December 31, 2017, involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business.  These actions are discussed in more detail elsewhere in this report.  See "Part I – Item 3 – Legal Proceedings."  However, as of that date, our board was unaware of any legal proceedings in which one or more of our directors, officers, affiliates or owners of record or beneficially of more than 5% of any class of our voting securities, or any associates of the previously listed persons were parties adverse to us or any of our subsidiaries.  Furthermore, as of that date, our board was unaware of any events occurring during the past 10 years materially adverse to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

In December 2010, Mr. Schneider settled charges brought against him by the SEC for actions that allegedly took place when he was the chief financial officer at Dell, Inc.  Mr. Schneider is no longer employed by Dell, Inc.  He settled the charges and consented to the issuance of an SEC administrative order without admitting or denying the SEC's findings, with limited exceptions.  The limited exceptions are acknowledgment of the SEC's jurisdiction over Mr. Schneider and the subject matter of the SEC proceedings brought against him, and the SEC findings with respect to litigation involving that company and certain of its senior executive officers including Mr. Schneider.  The court in that litigation entered an order permanently enjoining Mr. Schneider, by consent, from future violations of specified provisions of federal securities law.  Mr. Schneider paid, as specified in the court's order, $3.0 million as a civil money penalty and $83,096 in disgorgement of ill-gotten gains, as well as $38,640 in prejudgment interest.  In the settlement with the SEC, Mr. Schneider consented to his suspension from appearing or practicing before the SEC as an accountant for at least five years. Mr. Schneider filed an application for reinstatement to appear or practice as an accountant before the SEC as a preparer or reviewer of a public company's financial statements. That application for reinstatement was approved by the SEC on July 22, 2016.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview –

Compensation of our executive officers and directors during 2017 was subject to processes and procedures carried out through our Compensation Committee ("Compensation Program").  This compensation discussion and analysis ("Compensation Discussion and Analysis") addresses the material elements of our Compensation Program as applied to our Chief Executive Officer, our Chief Financial Officer, and to each of our three other most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2017.  All five of these officers are identified in the Summary Compensation Table ("Named Executive Officers").  See "Part III – Item 11 – Executive Compensation:  Summary Compensation Table."

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

Each year our Compensation Committee reviews elements of compensation for each of our senior executive officers including, for 2017, the Named Executive Officers. The Compensation Committee believes it has created a framework for an effective Compensation Program. The Compensation Committee modifies the Compensation Program at its discretion to continue its effectiveness for motivating the senior executive officers and aligning their interests with the long-term interests of our shareholders. We have not compared our compensation to a peer group since 2010. We do not currently benchmark our executive compensation against other peer group companies.

Elements of Compensation –

Overview.  For 2017, the elements of compensation in our Compensation Program were as follows:

•	Base Salary.

•	Incentive Compensation Bonus Plan ("Incentive Compensation Plan").

•	Stock Option Plan.

•	Perquisites.

•	Retirement and Welfare Benefits.

As of December 31, 2017, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of that date, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, in the event of a change in control, the options and restricted stock of our Named Executive Officers could vest.  See "Part III – Item 11 – Executive Compensation:  Potential Payments upon Termination or Change-in-Control."

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

Base Salary.  Effective January 1, 2017, based upon the process previously described in this section, the base salaries reported in the Summary Compensation Table (see "Part III – Item 11 – Executive Compensation:  Summary Compensation Table") were approved by the Compensation Committee.

Mr. Duncan's base salary reflects cash compensation of $925,000 per year.  Mr. Duncan's duties remained unchanged during 2017.

Mr. Pounds' base salary reflects cash compensation of $400,000 per year.  Mr. Pounds' duties remained unchanged during 2017.

Mr. Cary's base salary reflects cash compensation of $200,000 per year.  Mr. Cary's base salary increased in 2017 from $160,000 to $200,000 to compensate him for additional responsibilities acquired when he was promoted in 2016. His duties remained unchanged during 2017.

Mr. Chapados' base salary reflects cash compensation of $450,000 per year.  During 2017, Mr. Chapados was appointed as President of GCI.

Ms. Pidgeon's base salary reflects cash compensation of $325,000 per year. Ms. Pidgeon's duties remained unchanged during 2017.

Incentive Compensation Plan.  Overview – A portion of the Company's compensation to each Named Executive Officer relates to, and is contingent upon, the officer's performance and our financial performance and resources.

Our board approved an Incentive Compensation Plan for our Named Executive Officers (Messrs. Duncan, Pounds, Chapados, and Cary and Ms. Pidgeon) to create a framework that aligns the interests of our executive officers with the long-term interests of our shareholders.

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

Incentive Compensation.  The following table provides a summary of the 2017 incentive compensation targets for the Four Named Executive Officers:

Name	Adjusted EBITDA ($)	Discretionary ($)	Total 2017 Incentive Compensation Plan Target ($)
Ronald A. Duncan[1]	404,032	1,616,130	2,020,162
Peter J. Pounds[2]	102,375	352,625	455,000
Martin E. Cary	97,500	552,500	650,000
Gregory F. Chapados[2]	270,619	932,131	1,202,750
Tina M. Pidgeon	90,000	510,000	600,000

1  Mr. Duncan's incentive compensation target is $150,495 lower than what was disclosed in the 2017 Proxy Statement filed with the SEC on May 16, 2017 due to lower actual Adjusted EBITDA from the estimate used in the Proxy Statement. As disclosed in the 2017 Proxy Statement, Mr. Duncan's final incentive compensation target is calculated by multiplying the sum of his base salary, director cash compensation, estimated value of the stock grant for service as a director, and incentive compensation ("Total Compensation") by the percentage increase in Adjusted EBITDA from Adjusted EBITDA in 2013 and adding that to his target incentive compensation.

[2]  Incentive Compensation is paid out in the form of 50% cash and 50% restricted stock grants that vest at the end of two years. The number of shares issued to Mr. Pounds and Mr. Chapados are determined by dividing the 50% of Incentive Compensation for shares by the price of our Class A shares on December 31, 2012, which was $9.59. This arrangement is in place for Mr. Pounds and Mr. Chapados through 2017.

The following is a description of what each of these incentive compensation targets are and how they are measured.

Adjusted EBITDA.  The Adjusted EBITDA goal is intended to focus the Named Executive Officers on increasing Adjusted EBITDA. Adjusted EBITDA for purposes of this goal is defined as earnings plus imputed interest on financed devices and the cash received in excess of revenue recognized for long-term roaming arrangements before net interest expense, income taxes, depreciation and amortization expense, loss on extinguishment of debt, share-based compensation expense, accretion expense, loss attributable to non-controlling interest resulting from NMTC transactions, gains and impairment losses on equity and cost method investments, and other non-cash adjustments. The goal is achieved by the Company recording Adjusted EBITDA that is equal to the Adjusted EBITDA target.

The target for this metric was $321.4 million in 2017 for the Named Executive Officers who would earn their Target Incentive Compensation for this goal if the metric was achieved.  In the case of the Named Executive Officers, the incentive compensation earned is increased or decreased from the Target Incentive Compensation by 5% for each $1 million that the actual Adjusted EBITDA is above or below the Adjusted EBITDA metric.

Discretionary.   The board will take various factors into account when deciding on the payout of the discretionary portion of the plan applying to the Named Executive Officers.  These factors include, but are not limited to, leadership, crisis management, succession planning, strategic planning, risk management, special projects, and financial reporting.

The following table summarizes the 2017 incentive compensation achieved by the Named Executive Officers, each of whom participated in this plan.  The 2017 incentive compensation was paid 50% in cash and 50% in the form of restricted stock grants that will vest at the end of three years after the grant date with the exception of Mr. Duncan who was paid 75% in cash and 25% in the form of restricted stock grants; the majority of the cash portion was paid in 2017:

Goals	Ronald A. Duncan	Peter J. Pounds	Martin E. Cary	Gregory F. Chapados	Tina M. Pidgeon
Adjusted EBITDA Goal – Target Incentive Compensation	$402,580	$102,375	$97,500	$270,619	$90,000
Adjusted EBITDA Goal Achievement[1]	16.8%	16.8%	16.8%	16.8%	16.8%
2017 Adjusted EBITDA Incentive Compensation Earned	$67,533	$17,173	$16,356	$45,396	$15,098

Discretionary	$1,610,321	$352,625	$552,500	$932,131	$510,000
Discretionary Achievement[2]	77.1%	120.1%	89.0%	93.6%	93.6%
2017 Discretionary Incentive Compensation Earned	$1,241,463	$423,393	$491,998	$872,599	$477,302

2017 Incentive Compensation Earned	$1,308,996	$440,566	$508,354	$917,995	$492,400

[1]  The Adjusted EBITDA for this 2017 goal was $321.4 million for the Company.  The Named Executive Officers would earn their Target Incentive Compensation for this goal if the Company had Adjusted EBITDA equal to the metric.  The Target Incentive Compensation is increased or decreased by 5% for each $1 million that the actual Adjusted EBITDA is above or below the metric.  For 2017, the actual Adjusted EBITDA for purposes of this goal was $304.8 million resulting in actual Adjusted EBITDA that was $16.6 million below the metric, therefore, the earned Incentive Compensation for the Adjusted EBITDA goal was decreased by 83%.

[2]  Our Compensation Committee considered the following factors regarding the Discretionary Achievement of the Named Executive Officers.  With regard to Mr. Duncan, the Compensation Committee took into account his efforts to secure certain revenue streams, his support of company procurement efforts, and his leadership for efforts to reinforce the Company's culture.  With regard to Mr. Pounds, the Compensation Committee considered his leadership in regards to leading an initiative to achieve savings through a procurement initiative, team development and succession planning, and his support for other corporate initiatives.  With regard to Mr. Cary, the Compensation Committee considered, among other things, his efforts to secure certain revenue streams, his support of the Company's procurement initiative, and his leadership of key initiatives within GCI Business. With regard to Mr. Chapados, the Compensation Committee considered, among other things, his leadership of key company initiatives including reinforcing the Company's culture, risk management, his support of the Company's procurement initiative, and team development. With regard to Ms. Pidgeon, the Compensation Committee considered her leadership in revenue assurance efforts, corporate risk management, supporting the Company's initiatives, and team development.

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

We adopted our stock option plan in 1986.  It has been subsequently amended from time to time and presently is our Stock Option Plan, i.e., our Amended and Restated 1986 Stock Option Plan.  Under our Stock Option Plan, we are authorized to grant awards and options to purchase shares of Class A-1 common stock to selected officers, directors and other employees of, and consultants or advisors to, the Company and its subsidiaries.  We have not issued any stock options since 2010. The selection of grantees for awards under the plan is made by our Compensation Committee.

The number of shares of Class A-1 common stock allocated to the Stock Option Plan is 15.7 million shares.  The number of shares for which options or awards may be granted is subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations and certain other changes in corporate structure or capitalization.  As of December 31, 2017, 1.2 million shares had been granted subject to vesting, 6.9 million share grants had vested, 8.7 million shares had been issued upon the exercise of options under the plan, 2.3 million shares had been repurchased by the plan and 1.2 million shares remained available for additional grants under the plan.

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

With limited exception, no maximum or minimum exists with regard to the amount, either in dollars or in numbers, of options that may be exercised in any year, either by a single optionee or by all optionees under our Stock Option Plan.  At the 2002 annual meeting, our shareholders approved an amendment to the plan placing a limitation on accumulated grants of options of not more than 500,000 shares of Class A-1 common stock per optionee per year.

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

Retirement and Welfare Benefits – GCI 401(k) Plan.  In January 1987, we adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A-1 common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits. Named Executive Officers may, along with our employees generally, participate in our GCI 401(k) Plan in which we may provide matching contributions in accordance with the terms of the plan.

As of December 31, 2017, there remained 4.1 million shares of Class A-1 and 0.5 million shares of Class B-1 common stock allocated to our GCI 401(k) Plan and available for issuance by us or otherwise acquisition by the plan for the benefit of participants in the plan.

– Deferred Compensation Arrangements.  The Company offers to our executive officers deferred compensation arrangements specifically fashioned to the needs of the officer and us ("Deferred Compensation Arrangements").  During 2017, none of our Named Executive Officers participated in Deferred Compensation Arrangements.

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

In 2017, the Compensation Program was used in the development of each Named Executive Officer's individual performance goals and established incentive compensation targets.  The Compensation Committee evaluated the performance of each of the executive officers and the financial performance of the Company and awarded incentive compensation as described above.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan."

Our Compensation Committee increased Mr. Pounds' total incentive compensation plan target for 2018 from $455,000 to $535,000. The increase to Mr. Pounds' Incentive Compensation is to replace compensation that was previously granted in the form of a retention restricted stock award.

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

Incentive Compensation Plan.  As a part of our Compensation Program, from time to time, we grant awards in our Class A-1 common stock to our executive officers, including the Named Executive Officers.  In particular, awards are granted in conjunction with the agreements that we enter into with Named Executive Officers pursuant to our Incentive Compensation Plan.  The grants of such awards are typically made early in the year at the time our board finalizes the prior year incentive compensation plan payouts for each of the Named Executive Officers.  All such awards are granted through the Stock Option Plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Incentive Compensation Plan" and "– Elements of Compensation – Stock Option Plan."

Stock Option Plan.  As a part of our Compensation Program, from time to time, we grant stock awards in our Class A-1 common stock to our executive officers.  In all cases, regardless of the identity of the grantee, the timing, amount and other terms of the grant of awards under our Stock Option Plan are determined in the sole discretion of our Compensation Committee.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Stock Option Plan."

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

Pay Ratio Disclosure Rule -

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act"), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee's annual total compensation to the total annual compensation of the principal executive officer ("PEO"). Our PEO Is Ronald A. Duncan.

To determine the median employee, a listing was prepared of all active employees as of December 31, 2017 including the following:

•	Full-time employees

•	Part-time employees

•	Temporary employees

•	Seasonal employees

•	Any contractors paid W-2 wages

We used gross wages from the W-2 to determine the median employee and for the wages used to calculate the ratio. W-2 wages include base salary, bonus payments, the value of realized equity awards, paid commissions, and taxable fringe benefits. We did not annualize wages and salaries for employees who were not employed for all of 2017.

For 2017, the total compensation for our PEO was $3,223,376 and our median employee's pay was $68,563. As a result, the pay ratio of our CEO to the median employee for 2017 was 47.01 to 1.

Shareholder Advisory Votes on Executive Compensation

At our 2017 annual meeting, our shareholders adopted a non-binding proposal pertaining to executive compensation of our Named Executive Officers. Our board anticipates placing before our shareholders a proposal on executive compensation at our 2020 annual shareholder meeting.

Our board views decisions as to compensation of Company named executive officers, including but not limited to those for 2017, as its responsibility.  Our board takes this responsibility seriously and has gone to considerable effort to establish and implement a process for determining executive compensation as described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

Our board carefully considers all proposals from our shareholders.  However, in light of its responsibilities to the Company, our board may or may not follow the advice of those shareholder votes.

Our board contemplates next placing before our shareholders a proposal dealing with the frequency of shareholder advisory votes on executive compensation of our named executive officers during our 2020 annual shareholder meeting.

Executive Compensation

Summary Compensation Table –

As of December 31, 2017, the Company did not have employment agreements with any of the Named Executive Officers.  The following table summarizes total compensation paid or earned by each Named Executive Officer for fiscal years 2017, 2016 and 2015.  The process followed by the Compensation Committee in establishing total compensation for each Named Executive Officer as set forth in the table is described elsewhere in this report.  See "Part III – Item 11 – Compensation Discussion and Analysis."

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Nonequity Incentive Plan Compen-sation ($)	Stock Awards[2] ($)	Option Awards[2] ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[3]	Total ($)
Ronald A. Duncan[4] Chief Executive Officer	2017	925,000	—	981,747	1,188,789[5]	—	—	127,840	3,223,376
	2016	925,000	—	833,632	1,118,454[6]	—	—	83,000	2,960,086
	2015	925,000	—	1,096,999	1,269,909[7]	—	—	83,000	3,374,908
Peter J. Pounds Senior Vice President, Chief Financial Officer and Secretary	2017	400,000	35,384	184,899	468,134[5]	—	—	25,000	1,113,417
	2016	400,000	5,280	206,982	1,845,581[8]	—	—	18,279	2,476,122
	2015	400,000	6,417	235,888	365,456[8]	—	—	20,437	1,028,198
Martin E. Cary Senior Vice President and General Manager - Business[9]	2017	200,000	—	254,177	812,393[5]			19,000	1,285,570
	2016	160,000	115,858	711,699	1,754,254[10]	—	—	60,190	2,802,001
Gregory F. Chapados President and Chief Operating Officer	2017	450,000	—	458,998	1,144,786[5]	—	—	22,000	2,075,784
	2016	450,000	7,313	511,768	1,020,883[6]	—	—	22,279	2,012,243
	2015	450,000	8,363	530,748	757,863[7]	—	—	24,437	1,771,411
Tina M. Pidgeon Senior Vice President, Chief Compliance Officer, General Counsel and Governmental Affairs	2017	325,000	—	369,300	154,755[5]	—	—	22,000	871,055
	2016	325,000	17,550	409,415	158,682[6]	—	—	21,279	931,926
	2015	325,000	31,990	486,519	228,024[11]	—	—	23,437	1,094,970

[1] The Bonus Compensation represents compensation paid pursuant to the Incentive Compensation Plan in excess of the target payment under the plan.
[2] This column reflects the grant date fair values of awards of Class A-1 common stock, restricted stock awards or stock options granted in the fiscal year indicated which were computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, Compensation – Stock Options ("ASC Topic 718").

[3] See, "Components of 'All Other Compensation'" table displayed below for more detail.
4  In 2015, Mr. Duncan received $183,650 in compensation for service on our board in the form of $65,000 in director fees and a stock award valued at $118,650. In 2016, Mr. Duncan received $176,300 in compensation for service on our board in the form of $65,000 in director fees and a stock award valued at $111,300.  In 2017, Mr. Duncan received $347,300 in compensation for service on our board in the form of $65,000 in director fees and a stock award valued at $282,300.

[5] The Stock Awards granted during 2017 were for the Named Executive Officer's performance during 2016.
[6] The Stock Awards granted during 2016 were for the Named Executive Officer's performance during 2015.
[7] The Stock Awards granted during 2015 were for the Named Executive Officer's performance during 2014.
8  In 2016, Mr. Pounds received a stock award with a grant date fair value of $458,831 for his performance during 2015 and a stock award with a grant date fair value of $1,386,750 as a retention incentive. In 2015, Mr. Pounds received a stock award with a grant date fair value of $268,400 for his performance during 2014, a stock award with a grant date fair value of $48,528 for his performance related to the Wireless Acquisition, and a stock award with a grant date fair value of $48,528 as a retention incentive.

[9] Compensation for Mr. Cary is only provided for 2017 and 2016 as he was not a Named Executive Officer in 2015.
10  In 2016, Mr. Cary received a stock award with a grant date fair value of $367,504 for his performance during 2015 and a stock award with a grant date fair value of $1,386,750 as a retention incentive.

11  In 2015, Ms. Pidgeon received a stock award with a grant date fair value of $179,496 for her performance during 2014 and a stock award with a grant date fair value of $48,528 for her performance related to the Wireless Acquisition.

The amounts reported under the "All Other Compensation" column are comprised of the following:

Components of "All Other Compensation"

Name	Year	Stock Purchase Plan[1] ($)	Board Fees ($)	Success Sharing[2] ($)	Use of Company Leased Aircraft[3] ($)	Use of Company Retreat Facilities[4] ($)	Miscellaneous ($)	Total ($)
Ronald A. Duncan	2016	18,000	65,000	—	—	44,840	—	127,840
	2016	18,000	65,000	—	—	—	—	83,000
	2015	18,000	65,000	—	—	—	—	83,000
Peter J. Pounds	2017	18,000	—	—	—	7,000	—	25,000
	2016	18,000	—	279	—	—	—	18,279
	2015	18,000	—	2,437	—	—	—	20,437
Martin E. Cary	2017	18,000	—	—	—	—	1,000[5]	19,000
	2016	18,000	—	279	41,911	—	—	60,190
Gregory F. Chapados	2017	18,000	—	—	—	—	4,000[5]	22,000
	2016	18,000	—	279	—	—	4,000[5]	22,279
	2015	18,000	—	2,437	—	—	4,000[5]	24,437
Tina M. Pidgeon	2017	18,000	—	—	—	—	4,000[5]	22,000
	2016	18,000	—	279	—	—	3,000[5]	21,279
	2015	18,000	—	2,437	—	—	3,000[5]	23,437

[1]  Amounts are contributions by us matching each employee's contribution.  Matching contributions by us under our GCI 401(k) Plan are available to each of our full-time employees with over one year of service.  During 2017, 2016 and 2015, the match was based upon the lesser of $18,000 or 10% of the employee's salary and the total of the employee's pre-tax and post-tax contributions to the plan.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Elements of Compensation – Retirement and Welfare Benefits – GCI 401(k) Plan."

[2] See "Part III – Item 11 – Compensation Discussion and Analysis: Elements of Compensation – Perquisites."
[3] The value of use of Company leased aircraft is shown at the variable cost to the Company.
[4] The allocated cost of using the Company's remote fishing retreat for personal guests or family members.
[5] Compensation for attending certain management meetings.

Grants of Plan-Based Awards Table –

The following table displays specific information on grants of options, awards and non-equity incentive plan awards under our Compensation Program and, in addition, in the case of Mr. Duncan, our Director Compensation Plan, made to Named Executive Officers during 2017.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards[1] ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ronald A. Duncan	03/01/17	---	---	---	---	---	---	42,860[2]	---	---	906,489
	06/01/17	---	---	---	---	---	---	7,500[3]	---	---	282,300
Peter J. Pounds	03/01/17	---	---	---	---	---	---	22,134[2]	---	---	468,134
Martin E. Cary	03/01/17	---	---	---	---	---	---	38,411[2]	---	---	812,393
Gregory F. Chapados	03/01/17	---	---	---	---	---	---	54,127[2]	---	---	1,144,786
Tina M. Pidgeon	03/01/17	---	---	---	---	---	---	7,317[2]	---	---	154,755

[1] Computed in accordance with FASB ASC Topic 718.
[2]  Represents the 50% portion of the 2016 incentive compensation paid in the form of restricted stock grants under our Incentive Compensation Plan that were not granted until 2017.  Restricted stock awards are included in the "Stock Awards" column of the Summary Compensation Table above.

3 Mr. Duncan's stock award was granted pursuant to the terms of our Director Compensation Plan. See "Part III – Item 11 – Director Compensation."

Outstanding Equity Awards at Fiscal Year-End Table –

The following table displays specific information on unexercised options, stock that has not vested and equity incentive plan awards for each of the Named Executive Officers and outstanding as of December 31, 2017.  Vesting of these options and awards varies for the Named Executive Officers as described in the footnotes to the table.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Duncan	---	---	---	---	55,460	[1]	2,164,049	[1]	---	---
	---	---	---	---	42,860	[1]	1,672,397	[1]	---	---
Peter J. Pounds	---	---	---	---	3,333	[2]	130,054	[2]	---	---
	---	---	---	---	25,266	[1]	985,879	[1]	---	---
	---	---	---	---	22,134	[1]	863,669	[1]	---	---
	---	---	---	---	75,000	[3]	2,926,500	[3]	---	---
Martin E. Cary	---	---	---	---	6,745	[1]	263,190	[1]	---	---
	---	---	---	---	38,411	[1]	1,498,797	[1]	---	---
					75,000	[3]	2,926,500	[3]
Gregory F. Chapados	---	---	---	---	60,000	[4]	2,341,200	[4]	---	---
	---	---	---	---	56,216	[1]	2,193,548	[1]	---	---
	---	---	---	---	54,127	[1]	2,112,036	[1]	---	---
Tina M. Pidgeon	---	---	---	---	90,000	[5]	3,511,800	[5]	---	---
	---	---	---	---	8,738	[1]	340,957	[1]	---	---
	---	---	---	---	7,317	[1]	285,509	[1]	---	---

[1] Restricted stock vests on November 30, 2018.
[2] Restricted stock vests on February 6, 2018.
[3] Restricted stock vests on November 30, 2021.
[4] Restricted stock vests 30,000 shares on each of January 1, 2018 and 2019.
[5] Restricted stock vests 45,000 shares on each of January 1, 2018 and 2019.

Option Exercises and Stock Vested Table –

The following table displays specific information on each exercise of stock options, stock appreciation rights, and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments on an aggregate basis, for each of the Named Executive Officers during 2017:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Ronald A. Duncan	---	---	79,070		3,155,684
	---	---	7,500	[1]	282,300
Peter J. Pounds	---	---	1,666		31,904
	---	---	18,434		735,701
	---	---	50,000		1,984,000
Martin E. Cary	---	---	6,746		269,233
	---	---	7,795		311,098
Gregory F. Chapados	---	---	30,000		615,300
	---	---	52,051		2,077,355
Tina M. Pidgeon	---	---	135,000		2,768,850
	---	---	1,666		31,904
	---	---	12,328		492,010

[1] This stock award relates to Mr. Duncan's service as one of our directors.

Potential Payments upon Termination or Change-in-Control –

As of December 31, 2017, there were no compensatory plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with any termination of employment or other working relationship of such an officer with us (including without limitation, resignation, severance, retirement or constructive termination of employment of the officer).  Furthermore, as of December 31, 2017, there were no such plans or arrangements providing for payments to any of the Named Executive Officers in conjunction with a change of control of us or a change in such an officer's responsibilities to us.  However, the outstanding options and awards for each of our Named Executive Officers would vest upon his or her disability, planned retirement or death, or could vest upon a change-in-control of the Company.

Nonqualified Deferred Compensation

Deferred Compensation Arrangements –

We have, from time to time, entered into Deferred Compensation Arrangements with certain of our executive officers.  These arrangements are negotiated with individual officers on a case-by-case basis.  Our Named Executive Officers did not participate in a Deferred Compensation Arrangement with us during 2017.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is composed of four members of our board as identified elsewhere in this report.  All of these members served on the committee during all of 2017.  See "Part III – Item 11 – Compensation Discussion and Analysis:  Overview."  The relationships of them to us are described elsewhere in this report.  See "Part III – Item 10 – Identification," "Part III – Item 12 – Principal Shareholders" and "Part III – Item 13 – Certain Transactions."

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based upon that review and discussion, the Compensation Committee recommended to our board that the Compensation Discussion and Analysis be included in our 2017 annual report.

Compensation Committee
Jerry A. Edgerton, Chair
Bridget L. Baker
Stephen M. Brett
Stephen R. Mooney
James M. Schneider

Director Compensation

The following table sets forth certain information concerning the cash and non-cash compensation earned by our directors ("Director Compensation Plan"), each for services as a director during the year ended December 31, 2017:

2017 Director Compensation1

Name	Fees Earned or Paid in Cash ($)	Stock Awards[2] ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen M. Brett	106,250	282,300	—	—	—	5,000	393,550
Bridget L. Baker	98,750	282,300	—	—	—	1,000	382,050
Jerry A. Edgerton	65,000	282,300	—	—	—	1,221	348,521
Scott M. Fisher	65,000	282,300	—	—	—	16,000	363,300
William P. Glasgow	65,000	282,300	—	—	—	9,127	356,427
Mark W. Kroloff	65,000	282,300	—	—	—	8,254	355,554
Stephen R. Mooney	90,000	282,300	—	—	—	1,127	373,427
James M. Schneider	98,750	282,300	—	—	—	2,000	383,050
Eric L. Zinterhofer	65,000	282,300	—	—	—	2,254	349,554

[1] Compensation to Mr. Duncan as a director is described elsewhere in this report. See "Part III – Item 11 – Executive Compensation" and "Compensation Discussion and Analysis."
[2]  Each director received a grant award of 7,500 shares of Company Class A-1 common stock on June 1, 2017 (the grant date).  The value of the shares on the date of grant was $37.64 per share, i.e., the closing price of the stock on Nasdaq on that date and as calculated in accordance with FASB ASC Topic 718.

Our initial Director Compensation Plan was adopted in 2004 by our board to acknowledge and compensate, from time to time, directors on the board for ongoing dedicated service.  During 2017, the Director Compensation Plan provided for $65,000 per year for all Directors with the exception of Mr. Mooney, Audit Committee chair, who received an additional $25,000 per year (paid quarterly). During 2017, the board appointed a special committee of independent directors to analyze the Reorganization Agreement and Transactions with Liberty. The board provided compensation of $41,250 to Mr. Brett and $33,750 each to Ms. Baker and Mr. Schneider for their work serving on the special committee.

During 2017, the stock compensation portion of our Director Compensation Plan consisted of a grant of 7,500 shares of Class A-1 common stock to a director for a year of service, or a portion of a year of service.  Because the shares vest upon award, they are subject to taxation based upon the then fair market value of the vested shares.

In addition to our Director Compensation Plan, during 2017 the directors' families used our company retreat facilities and aircraft to transport their families to the retreat facilities. The compensation attributed to the directors for that use is included in "All Other Compensation" in the table above. During 2017, our board received no other direct compensation for serving on the board and its committees. However, they were reimbursed for travel and out-of-pocket expenses incurred in connection with attendance at meetings of our board and its committees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of the end of 2017, information on equity compensation plans approved by our shareholders and separately such plans not approved by our shareholders.  The information is focused on outstanding options, warrants and rights; the only such plan is our Stock Option Plan as approved by our shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	1,000	6.93	1,159,766
Total:	1,000	6.93	1,159,766

Ownership of Company

Principal Shareholders –

The following table sets forth, as of December 31, 2017 (unless otherwise noted), certain information regarding the beneficial ownership of our Class A-1 common stock and Class B-1 common stock by each of the following:

•	Each person known by us to own beneficially 5% or more of the outstanding shares of Class A-1 common stock or Class B-1 common stock.

•	Each of our directors.

•	Each of the Named Executive Officers.

•	All of our executive officers and directors as a group.

All information with respect to beneficial ownership has been furnished to us by the respective shareholders.

Name of Beneficial Owner[1]	Title of Class[2]	Amount and Nature of Beneficial Ownership (#)		% of Class	% of Total Shares Outstanding (Class A & B)[2]	% Combined Voting Power (Class A & B)[2]
Stephen M. Brett	Class A-1	97,750		*	*	*
	Class B-1	—		—
Ronald A. Duncan	Class A-1	1,098,986	[3]	3.3	6.3	20.3
	Class B-1	1,174,918	[3]	38.5

Bridget L. Baker	Class A-1	35,000	[4]	*	*	*
	Class B-1	—		—
Jerry A. Edgerton	Class A-1	61,750	[5]	*	*	*
	Class B-1	—		—
Scott M. Fisher	Class A-1	598,050	[6]	1.8	1.7	*
	Class B-1	—		—
William P. Glasgow	Class A-1	51,594	[7]	*	*	*
	Class B-1	—		—
Mark W. Kroloff	Class A-1	66,100		*	*	*
	Class B-1	—		—
Stephen R. Mooney	Class A-1	56,400		*	*	*
	Class B-1	—		—
James M. Schneider	Class A-1	53,892		*	*	*
	Class B-1	—		—
Peter J. Pounds	Class A-1	167,894		*	*	*
	Class B-1	—		—
Martin E. Cary	Class A-1	147,050		*	*	*
	Class B-1	—		—
Gregory F. Chapados	Class A-1	489,136	[8]	1.5	1.4	*
	Class B-1	—		—
Tina M. Pidgeon	Class A-1	180,108		*	*	*
	Class B-1	—		—
Black Rock, Inc. 55 East 52nd Street New York, New York 10055	Class A-1	3,810,767	[9]	11.6	10.6	6.0
	Class B-1	—		—
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	Class A-1	2,070,302	[10]	6.3	5.8	3.3
	Class B-1	—		—
GCI 401(k) Plan 2550 Denali St., Ste. 1000 Anchorage, Alaska 99503	Class A-1	1,620,331		4.9	4.6	2.9
	Class B-1	22,471		*
Gary Magness c/o Raymond L. Sutton, Jr. 303 East 17th Ave., Ste 1100 Denver, Colorado 80203-1264	Class A-1	—		*	*	5.3
	Class B-1	334,704		11
Searchlight ALX, L.P. 745 5th Avenue - 27th Floor New York, New York 10151	Class A-1	1,735,161		5.3	4.8	2.7
	Class B-1	—
John W. Stanton and Theresa E. Gillespie 155 108th Avenue., N.E., Suite 450 Bellevue, Washington 98004	Class A-1	1,244,497		3.8	7.5	24.6
	Class B-1	1,436,469		47.1
The Vanguard Group, Inc. 100 Vanguard Blvd Malvern, Pennsylvania 19355	Class A-1	2,042,425	[11]	6.2	5.7	3.2
	Class B-1	—		—
All Directors and Executive Officers As a Group (17 Persons)	Class A-1	4,320,841	[12]	12.6	14.8	25.1
	Class B-1	1,177,613	[12]	38.6

* Represents beneficial ownership of less than 1% of the corresponding class or series of stock.

[1]  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  Shares of our stock that a person has the right to acquire within 60 days of December 31, 2017 are deemed to be beneficially owned by such person and are included in the computation of the ownership and voting percentages only of such person.  Each person has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the footnotes to the table.  Addresses are provided only for persons other than management who own beneficially more than 5% of the outstanding shares of Class A-1 or B-1 common stock.  The Class A-1 shares do not include the number of Class B-1 shares owned although the Class B-1 shares are convertible on a share-per-share basis into Class A-1 shares.

[2]  "Title of Class" includes our Class A-1 common stock and Class B-1 common stock.  "Amount and Nature of Beneficial Ownership" and "% of Class" are given for each class of stock.  "% of Total Shares Outstanding" and "% Combined Voting Power" are given for the combination of outstanding Class A-1 common stock and Class B-1 common stock, and the voting power for Class B-1 common stock (10 votes per share) is factored into the calculation of that combined voting power.

[3]  Includes the following: (a) 1,904 shares of Class A-1 common stock allocated to Mr. Duncan under the Issuer’s GCI 401(k) Plan, formerly known as the Stock Purchase Plan; (b) 1,062,082 shares of Class A-1 common stock and 1,174,918 shares of Class B-1 common stock to which Mr. Duncan has a pecuniary interest (and for which 968,618 shares of Class A-1 common stock and 1,116,917 shares of Class B-1 common stock are pledged as security); (c) 20,000 shares of Class A-1 common stock held by Missy, LLC, which is 25% owned by Mr. Duncan, 25% owned by Dani Bowman, Mr. Duncan’s wife, and 50% owned by a trust of which Amanda Miller, Mr. Duncan’s daughter, is the 50% beneficiary and for which Mr. Duncan is the General Manager and has voting and dispositive power; (d) 15,000 shares of Class A-1 common stock owned by the Neoma Lowndes Trust which Ms. Miller is a 50% beneficiary and for which Mr. Duncan is the trustee with sole voting and dispositive power. Does not include the following: (i) 18,560 shares of Class A-1 common stock or 8,242 shares of Class B-1 common stock held by Ms. Miller, with respect to which Mr. Duncan disclaims beneficial ownership; (ii) 37,000 shares of Class A-1 common stock held by the Amanda Miller Trust, with respect to which Mr. Duncan disclaims beneficial ownership; (iii) 63,186 shares of Class A-1 common stock or 27,020 shares of Class B-1 common stock held by Dani Bowman of which Mr. Duncan disclaims beneficial ownership.

[4] Includes 5,000 shares of Class A-1 common stock pledged as security.
[5] Includes 54,250 shares of Class A-1 common stock pledged as security.
[6] Includes 525,200 shares of Class A-1 common stock owned by Fisher Capital Partners, Ltd. of which Mr. Fisher is a partner.
[7] Does not include 158 shares of Class A-1 common stock owned by a daughter of Mr. Glasgow. Mr. Glasgow disclaims any beneficial ownership of the shares held by his daughter.
[8] Includes 11,708 shares of Class A-1 common stock allocated to Mr. Chapados under the GCI 401(k) Plan, as of December 31, 2017. Includes 307,085 shares of Class A-1 common stock pledged as security.
9 As disclosed in Schedule 13G filed with the SEC on January 19, 2018, Black Rock, Inc. has sole voting power for 3,752,553 shares of Class A-1 common stock and sole dispositive power for 3,810,767 shares of Class A-1 common stock.

10 As disclosed in Schedule 13G filed with the SEC on February 9, 2018, Dimensional Fund Advisors LP has sole voting power for 1,974,747 shares of Class A-1 common stock and sole dispositive power for 2,070,302 shares of Class A-1 common stock.

11 As disclosed in Schedule 13G filed with the SEC on February 9, 2018, The Vanguard Group, Inc. has sole voting power of 50,725 shares of Class A-1 common stock, shared voting power for 2,100 shares of Class A-1 common stock, shared dispositive power for 50,625 shares of Class A-1 common stock and sole dispositive power for 1,991,800 shares of Class A-1 common stock.

[12] Includes 113,127 shares of Class A-1 common stock allocated to such persons under the GCI 401(k) Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Transactions with Related Persons –

Stanton Shareholdings, Registration Rights Agreement.  As of December 31, 2017, John W. Stanton and Theresa E. Gillespie, husband and wife (collectively, "Stantons"), continued to be significant shareholders of our Class B-1 common stock.  As of that date, neither the Stantons nor the Stantons' affiliates were our directors, officers, nominees for election as directors, or members of the immediate family of such directors, officers, or nominees.

We are a party to a registration rights agreement ("Stanton Registration Rights Agreement") with the Stantons regarding all unregistered shares the Stantons hold in our Class B-1 common stock and any shares of our Class A-1 common stock resulting from conversion of that Class B-1 common stock to Class A-1 common stock.  The basic terms of the Stanton Registration Rights Agreement are as follows.  If we propose to register any of our securities under the Securities Act of 1933, as amended ("Securities Act") for our own account or for the account of one or more of our shareholders, we must notify the Stantons of that intent.  In addition, we must allow the Stantons an opportunity to include the holder's shares ("Stanton Registerable Shares") in that registration.

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

Duncan Leases.  We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s CEO for property occupied by us.  The leased asset was capitalized in 1991 at the owner’s cost of $900,000 and the related obligation was recorded.  The lease agreement was amended in April 2008 and our existing capital lease asset and liability increased by $1.3 million to record the extension of this capital lease.  The amended lease terminates on September 30, 2026.  The property consists of a building presently occupied by us.  As of December 31, 2017, the payments on the lease were $27,132 per month.  They continue at that rate through September 2018 at which time they will increase to $28,732 per month.

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

Searchlight Note and Derivative Financial Instrument. On February 2, 2015 as part of the Wireless Acquisition, we sold the Searchlight Note. We may not prepay the Searchlight Note prior to February 2, 2019. On July 13, 2015, we amended the Searchlight transaction documents to permit Searchlight to pledge the Searchlight Note and related stock appreciation rights, subject to our right to redeem the Searchlight Note for 50% of its then current outstanding balance in the event a lender attempts to enforce its rights with respect to such pledged collateral.

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

Searchlight became a related party as of February 2, 2015, see Notes 7(c), 9, and 13 included in "Part II - Item 8 - Consolidated Financial Statements and Supplementary Data" for additional information.

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

During 2017, there were no waivers of our Audit Committee pre-approval policy.

Fees and Services
The aggregate fees billed to us by our External Accountant in each of these categories for each of 2017 and 2016 are set forth as follows:

External Accountant Auditor Fees

Type of Fees	2017	2016
Audit Fees[1]	$1,435,101	1,406,817
Audit-Related Fees[2]	134,750	28,875
Tax Fees[3]	124,693	148,397
All Other Fees[4]	—	—
Total	$1,694,544	1,584,089

[1]  Consists of fees for our annual financial statement audit, quarterly financial statement reviews, reviews of other filings by us with the SEC, audit of our internal control over financial reporting and for services that are normally provided by an auditor in connection with statutory and regulatory filings or engagements.

[2] Consists of fees for Form S-4 filings and the audit of the GCI 401(k) Plan and review of the related annual report on Form 11-K filed with the SEC.
[3] Consists of fees for review of our state and federal income tax returns and consultation on various tax advice and tax planning matters.
[4] Consists of fees for any services not included in the first three types of fees identified in the table.

All of the services described above were approved in conformity with the Audit Committee's pre-approval policy.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(1) Consolidated Financial Statements	Page No.

Included in Part II of this Report:

Reports of Independent Registered Public Accounting Firm	73

Consolidated Balance Sheets, December 31, 2017 and 2016	75

Consolidated Statements of Operations, years ended December 31, 2017, 2016 and 2015	77

Consolidated Statements of Stockholders’ Equity, years ended December 31, 2017, 2016 and 2015	78

Consolidated Statements of Cash Flows, years ended December 31, 2017, 2016 and 2015	79

Notes to Consolidated Financial Statements	80

(2) Consolidated Financial Statement Schedules

Schedules are omitted, as they are not required or are not applicable, or the required information is shown in the applicable financial statements or notes thereto.

(3) Exhibits	115

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
GCI Liberty, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of GCI Liberty, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tredway Commission (“COSO”), and our report dated February 28, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Seattle, Washington
February 28, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
GCI Liberty, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of GCI Liberty, Inc. (an Alaska corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Seattle, Washington
February 28, 2018

GCI LIBERTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)	December 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$15,622	19,297

Receivables	188,580	184,296
Less allowance for doubtful receivables	3,992	4,407
Net receivables	184,588	179,889

Prepaid expenses	21,206	18,599
Inventories	12,996	11,945
Other current assets	71	167
Total current assets	234,483	229,897

Property and equipment	2,754,667	2,614,875
Less accumulated depreciation	1,599,956	1,452,957
Net property and equipment	1,154,711	1,161,918

Goodwill	242,264	239,263
Cable certificates	191,635	191,635
Wireless licenses	93,753	92,347
Other intangible assets, net of amortization	75,697	74,444
Other assets	100,957	76,435
Total other assets	704,306	674,124
Total assets	$2,093,500	2,065,939

See accompanying notes to consolidated financial statements.

Continued

GCI LIBERTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

(Amounts in thousands)	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2017	2016
Current liabilities:
Current maturities of obligations under long-term debt, capital leases, and tower obligations	$13,972	13,229
Accounts payable	54,073	72,937
Deferred revenue	38,047	37,618
Accrued payroll and payroll related obligations	32,044	30,305
Accrued liabilities	14,147	14,729
Accrued interest (including $5,132 to a related party at December 31, 2017 and 2016)	13,975	13,926
Subscriber deposits	1,271	917
Total current liabilities	167,529	183,661

Long-term debt, net (including $58,731 and $56,640 due to a related party at December 31, 2017 and 2016, respectively)	1,379,059	1,333,446
Obligations under capital leases, excluding current maturities (including $1,702 and $1,769 due to a related party at December 31, 2017 and 2016, respectively)	40,288	50,316
Long-term deferred revenue	138,022	135,877
Tower obligations	93,606	87,653
Deferred income taxes	90,571	137,982
Derivative stock appreciation rights with related party	78,330	29,700
Other liabilities	60,093	54,056
Total liabilities	2,047,498	2,012,691

Commitments and contingencies
Stockholders’ equity:
Common stock (no par):
Class A-1. Authorized 100,000 shares; issued 32,924 and 32,668 shares at December 31, 2017 and 2016, respectively; outstanding 32,898 and 32,642 shares at December 31, 2017 and 2016, respectively	—	—
Class B-1. Authorized 10,000 shares; issued and outstanding 3,052 and 3,153 shares at December 31, 2017 and 2016, respectively; convertible on a share-per-share basis into Class A-1 common stock	2,578	2,663
Less cost of 26 Class A-1 common shares held in treasury at December 31, 2017 and 2016	(249)	(249)
Paid-in capital	19,133	3,237
Retained earnings (deficit)	(12,296)	17,068
Total GCI Liberty, Inc. stockholders' equity	9,166	22,719
Non-controlling interests	36,836	30,529
Total stockholders’ equity	46,002	53,248
Total liabilities and stockholders’ equity	$2,093,500	2,065,939

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

(Amounts in thousands, except per share amounts)	2017	2016	2015
Revenues:
Non-related party	$919,204	933,812	973,251
Related party	—	—	5,283
Total revenues	919,204	933,812	978,534

Cost of goods sold (exclusive of depreciation and amortization shown separately below):
Non-related party	280,200	302,578	321,457
Related party	—	—	881
Total cost of goods sold	280,200	302,578	322,338

Selling, general and administrative expenses
Non-related party	370,639	358,356	337,839
Related party	—	—	540
Total selling, general and administrative expenses	370,639	358,356	338,379

Depreciation and amortization expense	197,115	193,775	181,767
Software impairment charge	—	—	29,839
Operating income	71,250	79,103	106,211

Other income (expense):
Interest expense (including amortization of deferred loan fees)	(83,341)	(78,628)	(78,786)
Related party interest expense	(7,716)	(7,455)	(6,602)
Derivative instrument unrealized income (loss) with related party	(48,630)	3,120	(11,160)
Loss on extinguishment of debt	(649)	(640)	(27,700)
Impairment of equity method investment	—	—	(12,593)
Other	2,938	5,569	2,917
Other expense, net	(137,398)	(78,034)	(133,924)
Income (loss) before income taxes	(66,148)	1,069	(27,713)
Income tax (expense) benefit	41,426	(5,205)	1,847
Net loss	(24,722)	(4,136)	(25,866)
Net income (loss) attributable to non-controlling interests	(476)	(469)	159
Net loss attributable to GCI Liberty, Inc.	$(24,246)	(3,667)	(26,025)
Basic net loss attributable to GCI Liberty, Inc. common stockholders per Class A-1 common share	$(0.70)	(0.10)	(0.69)
Basic net loss attributable to GCI Liberty, Inc. common stockholders per Class B-1 common share	$(0.70)	(0.10)	(0.69)
Diluted net loss attributable to GCI Liberty, Inc. common stockholders per Class A-1 common share	$(0.70)	(0.15)	(0.69)
Diluted net loss attributable to GCI Liberty, Inc. common stockholders per Class B-1 common share	$(0.70)	(0.15)	(0.69)

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Amounts in thousands)	Shares of Class A-1 and B-1 Common Stock	Class A-1 Common Stock	Class B-1 Common Stock	Class A-1 and B-1 Shares Held in Treasury	Paid-in Capital	Retained Earnings (Deficit)	Non- controlling Interests	Total Stockholders’ Equity
Balances at January 1, 2015	41,157	$13,617	2,668	(249)	26,773	124,547	299,866	467,222
Net income (loss)	—	—	—	—	—	(26,025)	159	(25,866)
Common stock repurchases and retirements	(3,317)	(34,469)	—	—	—	(19,305)	—	(53,774)
Shares issued under stock option plan	219	474	—	—	—	—	—	474
Issuance of restricted stock awards	688	20,374	—	—	(20,374)	—	—	—
Share-based compensation expense	—	—	—	—	10,744	—	—	10,744
Distribution to non-controlling interest	—	—	—	—	—	—	(765)	(765)
Investment by non-controlling interest	—	—	—	—	—	—	3,209	3,209
Non-controlling interest acquisition	—	—	—	—	(10,282)	—	(271,521)	(281,803)
Other	—	4	(4)	—	(230)	—	50	(180)
Balances at December 31, 2015	38,747	—	2,664	(249)	6,631	79,217	30,998	119,261
Net loss	—	—	—	—	—	(3,667)	(469)	(4,136)
Common stock repurchases and retirements	(3,733)	(196)	—	—	—	(58,483)	—	(58,679)
Issuance of restricted stock awards	790	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	11,051	—	—	11,051
Non-controlling interest acquisition	—	—	—	—	(14,445)	—	—	(14,445)
Other	17	196	(1)	—	—	1	—	196
Balances at December 31, 2016	35,821	—	2,663	(249)	3,237	17,068	30,529	53,248
Cumulative effect of ASU 2016-09 adoption	—	—	—	—	18	7,077	—	7,095
Net loss	—	—	—	—	—	(24,246)	(476)	(24,722)
Common stock repurchases and retirements	(456)	(13)	—	—	—	(12,280)	—	(12,293)
Issuance of restricted stock awards	609	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	16,939	—	—	16,939
Conversion of Class B-1 to Class A-1 shares	—	—	(85)	—	—	85	—	—
Investment by non-controlling interest	—	—	—	—	—	—	6,783	6,783
Non-controlling interest acquisition	—	—	—	—	(1,138)	—	—	(1,138)
Other	2	13	—	—	77	—	—	90
Balances at December 31, 2017	35,976	$—	2,578	(249)	19,133	(12,296)	36,836	46,002

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(Amounts in thousands)	2017	2016	2015
Cash flows from operating activities:
Net loss	$(24,722)	(4,136)	(25,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	197,115	193,775	181,767
Unrealized (gain) loss on derivative instrument with related party	48,630	(3,120)	11,160
Deferred income tax expense (benefit)	(41,426)	5,205	(1,847)
Share-based compensation expense	17,453	11,043	10,902
Loss on extinguishment of debt	649	640	27,700
Software impairment charge	—	—	29,839
Impairment of equity method investment	—	—	12,593
Other noncash income and expense items	13,112	11,696	16,142
Change in operating assets and liabilities	(24,270)	(14,827)	(8,435)
Net cash provided by operating activities	186,541	200,276	253,955
Cash flows from investing activities:
Purchases of property and equipment	(189,366)	(194,478)	(176,235)
Restricted cash, net	(14,532)	175	65
Purchases of other assets and intangible assets	(12,952)	(17,486)	(13,955)
Grant proceeds	2,188	1,527	14,007
Proceeds from the sale of investment	591	—	7,551
Purchase of businesses, net of cash received	(6,802)	—	(12,736)
Purchase of KKCC assets	—	(19,700)	—
Purchase of investments	—	(1,800)	—
Note receivable issued to an equity method investee	—	—	(3,000)
Other	—	4,599	(4,760)
Net cash used for investing activities	(220,873)	(227,163)	(189,063)
Cash flows from financing activities:
Borrowing on Senior Credit Facility	127,000	125,000	295,000
Repayment of debt, capital lease, and tower obligations	(95,122)	(132,205)	(494,982)
Purchase of treasury stock to be retired	(12,293)	(58,679)	(53,774)
Proceeds from Tower Transactions	6,839	90,795	—
Investment by non-controlling interest	6,783	—	—
Payment of debt issuance costs	(2,563)	(5,451)	(13,979)
Issuance of 2025 Notes	—	—	445,973
Purchase of non-controlling interests	—	—	(282,505)
Issuance of Searchlight note payable and derivative stock appreciation rights with related party	—	—	75,000
Payment of bond call premium	—	—	(20,244)
Distribution to non-controlling interest	—	—	(4,932)
Other	13	196	677
Net cash provided by (used for) financing activities	30,657	19,656	(53,766)
Net increase (decrease) in cash and cash equivalents	(3,675)	(7,231)	11,126
Cash and cash equivalents at beginning of period	19,297	26,528	15,402
Cash and cash equivalents at end of period	$15,622	19,297	26,528

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(1)	Business and Summary of Significant Accounting Principles
In the following discussion, GCI Liberty, Inc. (“GCI”) and its direct and indirect subsidiaries are referred to as “we,” “us” and “our.” Prior to February 20, 2018, we were known as General Communication, Inc. On February 20, 2018, the Commissioner of the Department of Commerce, Community and Economic Development of the State of Alaska accepted for filing the amended and restated Articles of Incorporation that were approved by our shareholders at a special meeting held on February 2, 2018. The name change is a result of the Transactions described in Note 15 of this Form 10-K. Additionally, as of February 20, 2018, our Class A common stock and Class B common stock were reclassified into Class A-1 common stock and Class B-1 common stock, respectively.

(a)	Business
GCI, an Alaska corporation, was incorporated in 1979. We provide a full range of wireless, data, video, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska.

(b)	Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include the consolidated accounts of GCI and its wholly owned subsidiaries, The Alaska Wireless Network, LLC ("AWN") of which we owned a two-third interest through February 2, 2015 when we purchased the remaining one-third interest, and seven variable interest entities (“VIEs”) for which we are the primary beneficiary after providing certain loans and guarantees.  These VIEs are as follows:
•Terra GCI Investment Fund, LLC (“TIF”)
•Terra GCI 2 Investment Fund, LLC (“TIF 2”)
•Terra GCI 2-USB Investment Fund, LLC (“TIF 2-USB”)
•Terra GCI 3 Investment Fund, LLC (“TIF 3”)
•Twain Investment Fund 210, LLC ("TIF 4")
•Terra GCI 5 Investment Fund 1, LLC ("TIF 5-1")
•Terra GCI 5 Investment Fund 2, LLC ("TIF 5-2")

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

Wireless Acquisition
On February 2, 2015, we purchased Alaska Communications Systems Group, Inc.'s (“ACS”) interest in AWN ("AWN NCI Acquisition") and substantially all the assets of ACS and its affiliates related to ACS’s wireless operations (“Acquired ACS Assets”) (collectively the "Wireless Acquisition"). Under the terms of the agreement, we paid ACS $293.2 million, excluding working capital adjustments and agreed to terminate certain agreements related to the use of ACS network assets that were included as part of the original transaction that closed in July 2013. The Acquired ACS Assets included substantially all of ACS’s wireless subscriber assets, including subscriber contracts, and certain of ACS’s CDMA network assets, including fiber strands and associated cell site electronics and microwave facilities and associated electronics. We assumed from ACS post-closing liabilities of ACS and its affiliates under contracts assumed by us and liabilities with respect to the ownership by ACS of its equity interest in AWN to the extent accruing and related to the period after closing. All other liabilities were retained by ACS and its affiliates.

We accounted for the AWN NCI Acquisition as the acquisition of a non-controlling interest in accordance

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

with Accounting Standards Codification ("ASC") 810, Consolidation, and the Acquired ACS Assets as the acquisition of assets that do not constitute a business in accordance with ASC 805-50, Business Combinations - Related Issues. Total consideration transferred to ACS in the transaction consisted of the cash payment, settlement of working capital, and the fair market value of certain rights to receive future capacity terminated as part of the Wireless Acquisition agreement. The future capacity receivable assets transferred as consideration were adjusted to fair value as of the acquisition date resulting in a gain of $1.2 million recorded in Other Income (Expense) in our Consolidated Statement of Operations for the year ended December 31, 2015. We allocated the total consideration transferred to ACS between the AWN NCI Acquisition and the Acquired ACS Assets based on the relative fair values of the assets and non-controlling interest received.

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

We accounted for the AWN NCI Acquisition as an equity transaction, with the carrying amount of the non-controlling interest adjusted to reflect the change in ownership of AWN. The difference between the fair value of consideration paid and the total of the additional deferred taxes incurred as a result of the transaction and the carrying amount of the non-controlling interest was recognized as additional paid-in capital in our Consolidated Statement of Stockholders' Equity. The impact of the AWN NCI Acquisition is summarized in the following table (amounts in thousands):

Reduction of non-controlling interest	$268,364
Increase in deferred tax assets	8,445
Additional paid-in capital	27,022
Fair value of consideration paid for acquisition of equity interest	$303,831

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(e)	Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under GAAP. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. In March 2016, the FASB issued ASU 2016-08, which amended the guidance in the new standard in order to clarify the principal versus agent assessment and is intended to make the guidance more operable and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, which clarifies the identification of performance obligations and the licensing implementation guidance in ASU 2014-09. In May 2016, the FASB issued ASU 2016-11, which rescinds SEC paragraphs pursuant to SEC staff announcements regarding ASU 2014-09. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, which provides clarifying guidance in certain narrow areas and adds some practical expedients to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20 which makes minor corrections or improvements to ASU 2014-09 that are not expected to have a significant effect on accounting practices under ASU 2014-09. In September 2017, the FASB issued ASU 2017-13 which allows certain public business entities to use the non-public business entities effective dates to adopt ASU 2014-09. In November 2017, the FASB issued ASU 2017-14 which supersedes ASC 605-10-S25-1 (Staff Accounting Bulletin ("SAB") Topic 13) as a result of SEC SAB No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403.

The standard permits the use of either the retrospective or cumulative effect transition method. We will use the modified retrospective method to adopt this standard. We have completed our assessment of revenues earned with the exception of our roaming contracts. We are still completing our quantitative assessment of costs to obtain contracts. Upon adoption, we may recognize a cumulative increase to retained earnings of up to $33.3 million as of January 1, 2018 to adjust revenue for roaming contracts and costs to obtain contracts. We will have additional revenue recognition disclosures upon adoption of the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lease accounting by the lessor remains largely unchanged by the new standard. In January 2018, the FASB issued ASU 2018-01 which amends Topic 842 to include a practical expedient for transitioning land easements that were not previously accounted for as leases to Topic 842. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is required to be adopted using the modified retrospective approach. We are currently evaluating the impact of the provisions of this new standard on our financial position and results of operations, but we expect that adoption will have a material impact on our long-term assets and liabilities.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-08 is effective for annual and interim preporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Upon adoption of this standard, we will include restricted cash with total cash in our Consolidated Statements of Cash Flows.

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

(f)	Recently Adopted Accounting Pronouncements
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
We compute net loss attributable to GCI per share of Class A-1 and Class B-1 common stock using the “two class” method.  Therefore, basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The computation of the dilutive net loss per share of Class A-1 common stock assumes the conversion of Class B-1 common stock to Class A-1 common stock, while the dilutive net loss per share of Class B-1 common stock does not assume the conversion of those shares. The computation of the dilutive net loss per share of Class A-1 common stock also assumes the conversion of our derivative financial instrument that may be settled in cash or shares (as described in Note 11 of this Form 10-K), shares associated with unexercised stock options and deferred compensation that may be settled in cash or shares if the effect of conversion is dilutive. Additionally, in applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. Our restricted stock grants are entitled to dividends and meet the criteria of a participating security.

We allocate undistributed earnings in periods of net income based on the contractual participation rights of Class A-1 common shares, Class B-1 common shares, and participating securities as if the earnings for the period had been distributed. We do not allocate undistributed earnings to participating securities in periods in which we have a net loss. In accordance with our Articles of Incorporation, if and when dividends are declared on our common stock in accordance with Alaska corporate law, equivalent dividends shall be paid with respect to the shares of Class A-1 and Class B-1 common stock, including participating securities. Both classes of common stock have identical dividend rights and would therefore share equally in our net assets in the event of liquidation. As such, we have allocated undistributed earnings on a proportionate basis.

(i)	Common Stock
We have a common stock buyback program to repurchase GCI's common stock. The cost of the repurchased common stock reduces Retained Earnings (Deficit) in our Consolidated Balance Sheets and is constructively retired when purchased.

(j)	Redeemable Preferred Stock
We have 1,000,000 shares of preferred stock authorized with no shares issued and outstanding at years ended December 31, 2017, 2016 and 2015.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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
Property and equipment is stated at cost. Construction costs of facilities are capitalized. Equipment financed under a capital lease is recorded at the lower of fair market value or the present value of future minimum lease payments at inception of the lease. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2017, that management intends to place in service during 2018.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

stations in certain areas. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition.

All other amortizable intangible assets are being amortized over 2 to 20 year periods using the straight-line method.

(q)	Impairment of Intangibles, Goodwill, and Long-lived Assets
Cable certificates, wireless licenses and broadcast licenses are treated as indefinite-lived intangible assets and are tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired.  We assessed qualitative factors (“Step Zero”) in our annual test over our cable certificate, wireless license and broadcast license assets as of October 31, 2017 and 2016 to determine if it is more likely than not that those intangible assets are impaired and require further analysis. As part of our Step Zero analysis, we considered our own economic position, estimated future growth, and geographic and industry economic outlooks. These estimates and assumptions have a significant impact on our analysis.

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

Our goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired.  We used a Step Zero analysis for goodwill impairment as of October 31, 2017 and 2016 to determine whether it is more likely than not that goodwill is impaired. We considered qualitative factors such as our economic position, estimated future growth, geographic and industry economic outlooks, and the margin by which our fair value exceeded the book value in 2015 as a result of our Step One impairment test in 2015. These estimates and assumptions have a significant impact on our analysis. If it is determined that a goodwill impairment is more likely than not, we use the quantitative two-step process.

We completed our annual goodwill and intangibles review and no impairment charge was recorded for the years ended December 31, 2017, 2016 and 2015.

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

During the year ended December 31, 2015, we recorded impairment charges related to our long-lived software assets (see Note 16 of this Form 10-K for detailed information). We recorded no impairment charges related to our long lived assets for the years ended December 31, 2017 and 2016.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(s)	Other Assets
Other Assets primarily include broadcast licenses, equity investments that are accounted for using the equity or cost method, restricted cash, long-term deposits, prepayments, long-term EIP receivables, Universal Service Fund ("USF") high cost receivables, and other long-term non-trade accounts receivable.

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

We review our investment portfolio each reporting period to determine whether there are events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. We recorded an impairment loss of $12.6 million related to one of our equity investments during the year ended December 31, 2015 (see "Equity Method Investment" section of Note 14 of this Form 10-K for additional information). We recorded no impairment charges to equity method or cost method investments for the years ended December 31, 2017 and 2016.

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

The majority of our asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property.  Following is a reconciliation of the beginning and ending aggregate carrying amounts of our liability for asset retirement obligations (amounts in thousands):

Balance at December 31, 2015	$35,060
Liability incurred	1,580
Revisions in estimated cash flows, including adjustment from Tower Transaction (Note 2)	3,368
Accretion expense	1,229
Liability settled	(82)
Balance at December 31, 2016	41,155
Liability incurred	4,655
Revisions in estimated cash flows	(85)
Accretion expense	1,772
Liability settled	(163)
Balance at December 31, 2017	$47,334

During the years ended December 31, 2017 and 2016, we recorded additional capitalized costs of $4.7 million and $4.9 million, respectively, in Property and Equipment.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

•
Video service package fees, local access and Internet service plan fees, and data network revenues are billed in advance, recorded as Deferred Revenue on the balance sheet, and are recognized as the associated service is provided,

•
Certain of our wireless services offerings have been determined to be revenue arrangements with multiple deliverables. Revenues are recognized as each element is earned based on objective evidence regarding the relative fair value of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. Revenues generated from wireless service usage and plan fees are recognized when the services are provided. Revenues generated from the sale of wireless handsets and accessories are recognized when the amount is known and title to the handset and accessories passes to the customer. As the non-refundable, up-front activation fee charged to the customer does not meet the criteria as a separate unit of accounting, we allocate the additional arrangement consideration received from the activation fee to the handset (the delivered item) to the extent that the aggregate handset and activation fee proceeds do not exceed the fair value of the handset. Any activation fees not allocated to the handset would be deferred upon activation and recognized as service revenue on a straight-line basis over the expected customer relationship period,

•
We offer new and existing wireless customers the option to participate in Upgrade Now, a program that is described above in Note 1(m) of this Form 10-K. Upgrade Now is a multiple-element arrangement typically consisting of the trade-in right, handset, and one month of wireless service. At the inception of the arrangement, revenue is allocated between the separate units of accounting based upon each components' relative selling price on a standalone basis. This is subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent on the delivery of additional products or services to the customer in the future. We recognize the full amount of the fair value of the trade-in right (not an allocated value) as a guarantee liability and the remaining allocable consideration is allocated to the handset and wireless service. We recognize revenue for the entire amount of the EIP receivable at the time of sale, net of the fair value of the trade-in right guarantee and imputed interest. See also in Note 1(ag) of this Form 10-K additional information on guarantee liabilities and EIP receivables.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

Remote High Cost Support
Prior to the Alaska High Cost Order, we accrued estimated program revenue based on current line counts and the frozen per-line rates, reduced as needed by our estimate of the impact of a statewide support cap. Additionally, we also considered our assessment of the impact of current FCC regulations and of the potential outcome of FCC proceedings.

As of January 1, 2017, Remote high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required.

As a result of the Alaska High Cost Order, we applied the proportional performance revenue recognition method to account for the transition from accruals based on line counts to a fixed payment stream while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Remote high cost support payments from September 2016 through January 2027 net of our Remote accounts receivable balance at August 31, 2016. An equal amount of this result is recognized as Remote support revenue each period. In 2022, the FCC may redistribute support in areas with duplicative LTE service. We will account for any changes made by the FCC to redistribute support prospectively.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Urban High Cost Support
Prior to the Alaska High Cost Order, Urban high cost support payments were frozen and had phased down to 60% of the monthly average of the 2011 annual support. The Alaska High Cost Order mandated that as of January 1, 2017, Urban high cost support for 2017 and 2018 would be two-thirds and one-third of the December 2014 level of support received, respectively, with Urban high cost support ending effective December 31, 2018.

We applied the proportional performance revenue recognition method to account for the impact of the declining payments while our level of service provided and associated costs remain constant. Included in the calculation are the scheduled Urban high cost support payments from September 2016 through January 2019 net of our Urban accounts receivable balance at August 31, 2016. An equal amount of this result is recognized as Urban support revenue each period.

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

We recorded high cost support revenue under the USF program of $62.9 million, $64.1 million and $66.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, we have $41.0 million in high cost accounts receivable.

Rural Health Care (“RHC”) Program
For the funding year that ran from July 1, 2016 through June 30, 2017, USAC received requests for funds that exceeded the funding available for the RHC Program. USAC allocated the funding on a pro-rata basis to rural health care providers who submitted their funding requests during a certain period. We provide services to rural health care providers who were impacted by the pro-rata allocation and as a result certain of our customers did not receive the full subsidy that was expected under the program. Under the program rules, we are forbidden from lowering our rates for services previously provided, however, the Federal Communications Commission ("FCC") published an order on June 30, 2017 to assist eligible remote Alaska rural health care providers by allowing Alaska service providers, such as us, to retroactively lower their rates, or effectively giving a credit against amounts owed, for services provided. Based on these specific circumstances, we decided to retroactively lower our rates to these customers pursuant to the FCC waiver, and as a result we reduced revenue by $5.5 million during the year ended December 31, 2017, to aid our rural health care provider customers who were impacted by the pro-rata allocation.

(x)	Advertising Expense
We expense advertising costs in the period during which the first advertisement appears. Advertising expenses were $5.5 million, $7.0 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

leasehold improvements are purchased. Leasehold improvements made by us and funded by landlord incentives or allowances under an operating lease are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

(z)	Interest Expense
Material interest costs incurred during the construction period of non-software capital projects are capitalized.  Interest costs incurred during the development period of a software capital project are capitalized.  Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. We capitalized interest costs of $5.7 million, $3.7 million and $3.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

(ab)	Comprehensive Loss
Total comprehensive loss was equal to net loss during the years ended December 31, 2017, 2016 and 2015.

(ac)	Share-based Payment Arrangements
Compensation expense is recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The fair value of restricted stock awards is determined based on the number of shares granted and the quoted price of GCI's common stock.  Share-based compensation expense is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term.

We are required to report the benefits associated with tax deductions in excess of recognized compensation cost as an operating cash flow.

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
Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments. At December 31, 2017, and 2016, substantially all of our cash and cash equivalents were invested in short-term liquid money instruments and the balances were in excess of Federal Deposit Insurance Corporation insured limits.

Our customers are located primarily throughout Alaska. Because of this geographic concentration, our growth and operations depend upon economic conditions in Alaska.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(af)	Software Capitalization Policy
Internally used software, whether developed or purchased and installed as is, is capitalized and amortized using the straight-line method over an estimated useful life of three to five years. We capitalize certain costs associated with internally developed software such as payroll costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

We have Software as a Service ("SaaS") arrangements which are accounted for as service agreements, and are not capitalized. Internal and other third party costs for SaaS arrangements are expensed as incurred. Data migration costs for such arrangements are expensed consistent with the same type of costs for internally developed and modified software. Additionally, configuration costs paid to the vendor are recorded as a prepaid expense and expensed over the term of the SaaS arrangement.

(ag)	Guarantees
Certain of our customers have guaranteed levels of service.  If an interruption in service occurs, we do not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Additionally, we have provided certain guarantees to U.S. Bancorp Community Development Corporation (“US Bancorp”), our tax credit investor in our seven VIEs.  We have guaranteed the delivery of $65.8 million of New Markets Tax Credits (“NMTC”) to US Bancorp, as well as certain loan and management fee payments between our subsidiaries and the VIEs, for which we are the primary beneficiary.  In the event that the tax credits are not delivered or certain payments not made, we are obligated to provide prompt and complete payment of these obligations.  See Note 14 of this Form 10-K for more information about our NMTC transactions.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(ah)	Classification of Taxes Collected from Customers
We report sales, use, excise, and value added taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between us and a customer on a net basis in our Consolidated Statements of Operations.  The following are certain surcharges reported on a gross basis in our Consolidated Statements of Operations (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Surcharges reported gross	$3,226	3,849	5,058

(ai)	Reclassifications
Reclassifications have been made to the prior years' consolidated financial statements to conform to classifications used in the current year.

(2)	Tower Sale and Leaseback
In August 2016, March 2017, and July 2017, we sold to Vertical Bridge Towers II, LLC (“Vertical Bridge”) tower sites in exchange for net proceeds of $90.8 million, $3.7 million, and $3.1 million (“Tower Transaction”). The sale included, where applicable, the towers, the land on which the towers were situated if owned by us, the obligation to pay land leases, and other executory costs.
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
Per the master lease agreement, we have the right to cure land lease defaults on behalf of Vertical Bridge and have negotiated fixed rate lease renewals as described above. Due to this continuing involvement with the Tower Sites, we determined we were precluded from applying sale-leaseback accounting. We recorded long-term financial obligations (“Tower Obligations”) in the amount of the net proceeds received and recognize interest on the Tower Obligations at a rate of 7.1% using the effective interest method. The Tower Obligations are increased by interest expense and amortized through contractual leaseback payments made by us to Vertical Bridge. Our historical tower site asset costs continue to be depreciated and reported in Net Property and Equipment.
The following table summarizes the impacts to the Consolidated Balance Sheets (amounts in thousands):

	December 31, 2017	December 31, 2016
Property and equipment, net (1)	$19,094	$18,792
Tower obligations(2)	$93,606	$87,653
(1) Property conveyed to Vertical Bridge as part of the Tower Transaction, but remains on our Consolidated Balance Sheets.
(2) Excluding current portion and net of deferred transaction costs.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Future minimum payments related to the Tower Obligations, including expected renewals and excluding deferred transaction costs, are summarized below (amounts in thousands):

Years ending December 31,	Total
2018	$7,465
2019	7,615
2020	7,767
2021	7,922
2022	8,081
2023 and thereafter	149,300
Total minimum payments	188,150
Less amount representing interest	91,978
Tower obligations	$96,172

(3)	Consolidated Statements of Cash Flows Supplemental Disclosures
Changes in operating assets and liabilities consist of (amounts in thousands):

Year ended December 31,	2017	2016	2015
(Increase) decrease in accounts receivable, net	$(4,277)	27,453	(4,230)
Increase in prepaid expenses	(2,590)	(6,180)	(632)
(Increase) decrease in inventories	(1,051)	(623)	5,710
(Increase) decrease in other current assets	109	(38)	24
Increase in other assets	(10,419)	(47,105)	(11,491)
Decrease in accounts payable	(1,735)	(135)	(5,579)
Increase in deferred revenues	429	2,446	1,743
Increase (decrease) in accrued payroll and payroll related obligations	1,579	(979)	(1,469)
Increase (decrease) in accrued liabilities	(583)	(8,031)	8,192
Increase in accrued interest	49	271	7,001
Increase (decrease) in subscriber deposits	354	(325)	(448)
Increase (decrease) in long-term deferred revenue	(5,355)	18,649	(8,561)
Increase (decrease) in components of other long-term liabilities	(780)	(230)	1,305
Total change in operating assets and liabilities	$(24,270)	(14,827)	(8,435)

The following items are for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Net cash paid or received:	2017	2016	2015
Interest paid, net of amounts capitalized	$90,998	84,546	76,796

The following items are non-cash investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	2017	2016	2015
Non-cash additions for purchases of property and equipment	$20,630	36,854	26,799
Asset retirement obligation additions to property and equipment	$4,655	4,948	2,048
Non-cash consideration for KKCC assets	$—	13,993	—
Non-cash consideration for Wireless Acquisition	$—	—	23,326

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(4)	Receivables and Allowance for Doubtful Receivables
Receivables consist of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Trade	$187,000	182,993
Other	1,580	1,303
Total receivables	$188,580	184,296

As described in Note 1 of this Form 10-K we receive support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries.  This support was 26%, 24%, and 19% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.  We had USF net receivables of $131.8 million and $100.5 million at December 31, 2017 and 2016, respectively.

Changes in the allowance for doubtful receivables during the years ended December 31, 2017, 2016 and 2015 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
December 31, 2017	$4,407	5,800	—	6,215	3,992
December 31, 2016	$3,630	8,516	—	7,739	4,407
December 31, 2015	$4,542	6,359	—	7,271	3,630

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(5)	Net Property and Equipment
Net property and equipment consists of the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Land and buildings	$119,553	114,966
Telephony transmission equipment and distribution facilities	1,402,610	1,271,425
Cable transmission equipment and distribution facilities	285,665	231,539
Studio equipment	14,825	15,456
Support equipment and systems	299,511	290,209
Transportation equipment	23,468	23,674
Customer premise equipment	152,731	158,513
Fiber optic cable systems	353,291	351,460
Construction in progress	103,013	157,633
	2,754,667	2,614,875
Less accumulated depreciation	1,541,264	1,385,620
Less accumulated amortization on property and equipment under capital leases	58,692	67,337
Net property and equipment	$1,154,711	1,161,918

Gross property and equipment under capital leases	$112,495	112,495

KKCC Asset Acquisition
In November 2016, we acquired Kodiak-Kenai Cable Company, LLC ("KKCC") which through its wholly owned subsidiary owns the only low latency redundant fiber link between Anchorage, the Kenai Peninsula and Kodiak. We adopted ASU 2017-01, which allows us to treat the acquisition of KKCC as an asset acquisition.

Total consideration transferred to the previous owners of KKCC consisted of a cash payment of $19.7 million and the fair market value of $14.1 million for indefeasible right-to-use capacity that we owned on the KKCC fiber system ("IRU Capacity") that was terminated as a result of the acquisition. The IRU Capacity included as consideration was adjusted to fair value as of the acquisition date resulting in a $3.1 million gain recorded in Other Income (Expense) in our Consolidated Statement of Operations for the year ended December 31, 2016.

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
As of October 31, 2017, cable certificates, wireless licenses, broadcast licenses and goodwill were tested for impairment and we determined that these intangible assets were not impaired at December 31, 2017.  The remaining useful lives of our cable certificates, wireless licenses, broadcast licenses and goodwill were evaluated as of October 31, 2017, and events and circumstances continue to support an indefinite useful life.  There are no indicators of impairment of our intangible assets subject to amortization as of December 31, 2017.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Other Intangible Assets subject to amortization include the following at December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Software license fees	$87,989	80,839
Rights to use	45,114	45,114
Customer relationships	4,221	1,530
Right-of-way	784	784
Trade name	252	—
	138,360	128,267
Less accumulated amortization	62,663	53,823
Net other intangible assets	$75,697	74,444

Changes in Goodwill and Other Intangible Assets are as follows (amounts in thousands):

	Goodwill	Other Intangible Assets
Balance at December 31, 2015	$239,263	69,290
Asset additions	—	17,601
Amortization expense	—	(12,447)
Balance at December 31, 2016	239,263	74,444
Additions from acquisitions	3,001	2,943
Asset additions	—	11,546
Amortization expense	—	(13,164)
Asset deletions	—	(72)
Balance at December 31, 2017	$242,264	75,697

Amortization expense for definite-life intangible assets for the years ended December 31, 2017, 2016 and 2015 follow (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Amortization expense	$13,164	12,447	10,442

Amortized intangible assets are definite-life assets, and as such, we record amortization expense based on a method that most appropriately reflects our expected cash flows from these assets. Intangible assets that have finite useful lives are amortized over their useful lives using the straight-line method with a weighted-average life of 12.8 years.

Amortization expense for definite-life intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years Ending December 31,
2018	$12,695
2019	$10,234
2020	$8,188
2021	$5,855
2022	$3,829

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(7)	Long-Term Debt
Long-term debt consists of the following (amounts in thousands):

					December 31,
	Issue Date	Interest Rate	Principal Payments	Maturity Date	2017	2016
Senior Credit Facility - Term Loan B	November 17, 2016	LIBOR plus 2.25%	0.25% of the original principal due quarterly	February 2, 2022[1]	$242,583	245,187
Senior Credit Facility - Term Loan A	November 17, 2016	LIBOR plus applicable margin[2]	Due at maturity	November 17, 2021[1]	215,000	215,000
Senior Credit Facility - Revolver	November 17, 2016	LIBOR plus applicable margin[2]	Due at maturity	November 17, 2021[1]	100,000	55,000
2025 Notes	April 1, 2015	6.875%	Due at maturity	April 15, 2025[3]	450,000	450,000
2021 Notes	May 20, 2011	6.75%	Due at maturity	June 1, 2021[4]	325,000	325,000
Searchlight note	February 2, 2015	7.5%	Due at maturity	February 2, 2023[5]	75,000	75,000
Wells Fargo note	June 30, 2014	LIBOR plus 2.25%	Monthly installments	July 15, 2029	8,048	8,596
Total Debt					1,415,631	1,373,783
Less unamortized discount					19,466	21,878
Less unamortized deferred loan fees					14,117	15,133
Less current portion of long-term debt					2,989	3,326
Long-term debt, net					$1,379,059	1,333,446
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
During 2017, we amended our Senior Credit Facility. We paid loan fees and other expenses of $0.5 million that were expensed immediately in our Consolidated Statements of Operations for the year ended December 31, 2017 and $0.4 million that were deferred and are being amortized over the life of the Senior Credit Facility. We recorded a $0.6 million loss on extinguishment of debt in our Consolidated Statement of Operations for the year ended December 31, 2017 as part of this amendment.

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

We had a $100.0 million outstanding balance and $21.0 million in letters of credit under the $200.0 million Senior Credit Facility Revolver at December 31, 2017, which leaves $79.0 million available for borrowing as of December 31, 2017.

(b)	2025 Notes and 2021 Notes
Interest on the notes is payable semi-annually in arrears.
In April 2017, we amended our 2025 Notes and 2021 Notes (the "Notes") due to the Reorganization Agreement that we entered into with Liberty (see Note 15). We paid $1.9 million in fees in connection with

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

the amendment to the Notes that were deferred and are being amortized over the remaining life of the Notes.

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
In conjunction with the Searchlight Note, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights which entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A-1 common stock equal in value to the excess of the fair market value of a share of GCI Class A-1 common stock on the date of exercise over the price of $13.00. We allocated the $75.0 million in total proceeds received to the stock appreciation rights based on the fair value of the stock appreciation rights on the day of issuance with the remainder allocated to the Searchlight Note. The allocation resulted in a $21.7 million discount for the Searchlight Note that is being amortized over the term of the note using the effective interest method. See Note 9 of this Form 10-K for additional information on the stock appreciation rights. Searchlight became a related party as of February 2, 2015, see Note 13 of this Form 10-K for additional information.

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

The Notes' covenants restrict our wholly owned subsidiary, GCI, Inc. and certain of its subsidiaries from incurring additional debt or entering into sale and leaseback transactions; paying dividends or distributions on capital stock or repurchase capital stock; issuing stock of subsidiaries; making certain investments; creating liens on assets to secure debt; entering into transactions with affiliates; merging or consolidating with another company; and transferring and selling assets. Limitations and exceptions to note covenants and events of default are described in the Notes' indentures.

We were in compliance with all covenants required by our notes and Senior Credit Facility as of December 31, 2017.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Maturities of long-term debt as of December 31, 2017 are as follows (amounts in thousands):

Years ending December 31,
2018	$2,989
2019	3,010
2020	3,030
2021	643,053
2022	233,365
2023 and thereafter	530,184
Total debt	1,415,631
Less unamortized discount	19,466
Less unamortized deferred loan fees	14,117
Less current portion of long-term debt	2,989
Long-term debt, net	$1,379,059

(8)	Income Taxes
Income tax (expense) benefit consists of the following (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Deferred tax (expense) benefit:
Federal taxes	$41,531	(4,452)	1,360
State taxes	(105)	(753)	487
	$41,426	(5,205)	1,847

Income tax benefit for the year ending December 31, 2017 was recognized primarily as a result of the enactment of the Tax Cuts & Jobs Act (“Tax Reform”) in December 2017. The primary provisions of Tax Reform affecting us are the reduction to the U.S. corporate income tax rate from 35% to 21% and temporary 100% bonus depreciation for certain assets. The change in the tax law required us to remeasure existing net deferred tax liabilities using the lower rate in the year of enactment resulting in an income tax benefit of $41.6 million to reflect these changes in the year ending December 31, 2017. There were no specific impacts of Tax Reform that could not be reasonably estimated which we accounted for under prior law.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Total income tax (expense) benefit differed from the “expected” income tax (expense) benefit determined by applying the statutory federal income tax rate of 35% as follows (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
“Expected” statutory tax (expense) benefit	$23,152	(374)	9,699
Tax reform rate change	41,626	—	—
Nondeductible unrealized loss on derivative instrument with related party	(17,021)	1,092	(3,906)
Employee's excess tax benefit for stock based compensation	3,397	—	—
Nondeductible officer compensation	(3,074)	(1,424)	(1,906)
Nondeductible transaction costs	(2,760)	—	—
Nondeductible entertainment expenses	(1,141)	(1,029)	(1,059)
Nondeductible original issue discount	(850)	(773)	(660)
Nondeductible lobbying expenses	(345)	(1,192)	(442)
State income taxes, net of federal (expense) benefit	(105)	(753)	487
Impact of non-controlling interest attributable to non-tax paying entity	—	—	220
Other, net	(1,453)	(752)	(586)
	$41,426	(5,205)	1,847

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are summarized below (amounts in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$104,617	111,236
Deferred revenue for financial reporting purposes	44,853	59,993
Asset retirement obligations in excess of amounts recognized for tax purposes	13,328	16,808
Compensated absences accrued for financial reporting purposes	2,825	3,505
Share-based compensation expense for financial reporting purposes in excess of amounts recognized for tax purposes	2,629	3,393
Accounts receivable, principally due to allowance for doubtful receivables	1,023	1,965
Workers compensation and self-insurance health reserves, principally due to accrual for financial reporting purposes	1,523	1,705
Alternative minimum tax credits	1,735	1,735
Deferred compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	1,370	1,687
Other	5,671	11,515
Total deferred tax assets	$179,574	213,542
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$192,413	245,118
Intangible assets	77,455	106,061
Other	277	345
Total deferred tax liabilities	270,145	351,524
Net deferred tax liabilities	$90,571	137,982

At December 31, 2017, we have tax net operating loss carryforwards of $371.2 million that will begin expiring in 2020 if not utilized.  Our utilization of remaining acquired net operating loss carryforwards is subject to

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

annual limitations pursuant to Internal Revenue Code section 382 which could reduce or defer the utilization of these losses.

Our tax net operating loss carryforwards are summarized below by year of expiration (amounts in thousands):

Years ending December 31,	Federal	State
2020	$1,530	1,505
2021	29,615	27,814
2022	14,081	13,850
2023	3,968	3,903
2024	722	710
2025	1,536	1,511
2026	663	652
2027	1,010	993
2028	39,879	39,226
2029	46,537	45,756
2031	104,101	102,639
2033	5,073	4,968
2034	38,561	37,312
2035	13,415	12,743
2036	282	268
2037	70,195	66,850
Total tax net operating loss carryforwards	$371,168	360,700

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

We file federal income tax returns in the U.S. and in various state jurisdictions. We are not subject to U.S. or state tax examinations by tax authorities for years 2013 and earlier except that certain U.S. federal income tax returns for years after 2001 are not closed by relevant statutes of limitations due to unused net operating losses reported on those income tax returns.

We recognize accrued interest on unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.  We did not have any unrecognized tax benefits as of December 31, 2017, 2016 and 2015, and accordingly, we did not recognize any interest expense.  Additionally, we recorded no penalties during the years ended December 31, 2017, 2016 and 2015.

We adopted ASU 2016-09 as of January 1, 2017 on a modified retrospective basis. As a result of this adoption, we have recorded a $7.1 million adjustment to Retained Earnings (Deficit) as of January 1, 2017. We recorded an excess tax benefit generated from stock based compensation during the year ended December 31, 2017 of $3.4 million. We did not record any excess tax benefit generated from stock based compensation during the years ended December 31, 2016 and 2015, since we were in a net operating loss carryforward position and the income tax deduction would not yet reduce income taxes payable.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(9)	Fair Value Measurements and Derivative Instrument

Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 are as follows (amounts in thousands):

December 31, 2017	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,323	—	—	1,323
Liabilities:
Derivative stock appreciation rights	$—	—	78,330	78,330

December 31, 2016	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Deferred compensation plan assets (mutual funds)	$1,477	—	—	1,477
Liabilities:
Derivative stock appreciation rights	$—	—	29,700	29,700

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

Current and Long-Term Debt
The carrying amounts and approximate fair values of our current and long-term debt, excluding capital leases at December 31, 2017 and 2016 are as follows (amounts in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$1,382,048	1,458,106	1,336,772	1,393,865

The following methods and assumptions were used to estimate fair values:

•	The fair values of the 6.75% Senior Notes due 2021 and the 6.875% Senior Notes due 2025 both issued by GCI, Inc. are based upon quoted market prices for the same or similar issues (Level 2).

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

Derivative Financial Instrument
In connection with the $75.0 million unsecured promissory note issued to Searchlight on February 2, 2015, we entered into a stock appreciation rights agreement pursuant to which we issued to Searchlight three million stock appreciation rights. Each stock appreciation right entitles Searchlight to receive, upon exercise, an amount payable at our election in either cash or shares of GCI's Class A-1 common stock equal in value to the excess of the fair market value of a share of GCI Class A-1 common stock on the date of exercise over the price of $13.00. The instrument is exercisable on the fourth anniversary of the grant date and will expire eight years from the date of grant. We have determined that the stock appreciation rights are required to be

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

separately accounted for as a derivative instrument and are subject to fair value liability accounting under ASC 815-10.

We use a lattice-based valuation model to value the stock appreciation rights liability at each reporting date. The model incorporates transaction details such as our stock price, instrument term and settlement provisions, as well as highly complex and subjective assumptions about volatility, risk-free interest rates, issuer behavior and holder behavior, and the impact of a change of control (please see Note 15 for additional information regarding a change of control contingency). The lattice model uses highly subjective assumptions and the use of other reasonable assumptions could provide different results. The following table shows our significant assumptions and inputs used in the lattice-based valuation model to value the stock appreciation right liability at December 31, 2017 and 2016:

	2017	2016
Contractual term (in years)	1.1 - 5.1	2.1 - 6.1
Volatility	25% to 37.5%	37.5%
Risk-free interest rate	1.3 to 2.2%	2.1%
Stock Price	$39.02	$19.45

We revalue our derivative liability at each reporting period and recognize gains or losses in our Consolidated Statements of Operations attributable to the change in the fair value of the instrument. The derivative liability is included within Other Liabilities in our Consolidated Balance Sheets and is classified as Level 3 within the fair value hierarchy.

The following table summarizes the changes in fair value of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017, 2016, and 2015:

Fair Value Measurement Using Level 3 Inputs
Derivative Stock Appreciation Rights
Balance at January 1, 2015	$—
Issuance	21,660
Fair value adjustment at end of period, included in Other Income (Expense)	11,160
Balance at December 31, 2015	$32,820
Fair value adjustment at end of period, included in Other Income (Expense)	(3,120)
Balance at December 31, 2016	$29,700
Fair value adjustment at end of period, included in Other Income (Expense)	48,630
Balance at December 31, 2017	$78,330

(10)	Stockholders’ Equity

Common Stock
GCI’s Class A-1 and Class B-1 common stock are identical in all respects, except that each share of Class A-1 common stock has one vote per share and each share of Class B-1 common stock has ten votes per share. Each share of Class B-1 common stock outstanding is convertible, at the option of the holder, into one share of Class A-1 common stock.

GCI’s Board of Directors has authorized a common stock buyback program for the repurchase of GCI’s Class A-1 and Class B-1 common stock in order to reduce the outstanding shares of Class A-1 and Class B-1 common stock.  We have temporarily suspended the buyback program due to the Reorganization Agreement that we entered into with Liberty (see Note 15)

During the years ended December 31, 2017, 2016 and 2015 we repurchased 0.2 million, 3.5 million, and 3.0 million shares, respectively, of our Class A-1 common stock under the stock buyback program at a cost of $4.0

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

million, $55.2 million and $47.4 million, respectively.  Under this program we are currently authorized to make up to $61.2 million of repurchases as of December 31, 2017.

Shared-Based Compensation
Our Amended and Restated 1986 Stock Option Plan ("Stock Option Plan"), provides for the grant of restricted stock awards for a maximum of 15.7 million shares of GCI Class A-1 common stock, subject to adjustment upon the occurrence of stock dividends, stock splits, mergers, consolidations or certain other changes in corporate structure or capitalization. If an award expires or terminates, the shares subject to the award will be available for further grants of awards under the Stock Option Plan. The Compensation Committee of GCI’s Board of Directors administers the Stock Option Plan. Substantially all restricted stock awards granted vest over periods of up to three years. The requisite service period of our awards is generally the same as the vesting period.  New shares are issued when restricted stock awards are granted. We have 1.2 million shares available for grant under the Stock Option Plan at December 31, 2017.

A summary of nonvested restricted stock award activity under the Stock Option Plan for the year ended December 31, 2017, follows (share amounts in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	1,465	$14.41
Granted	607	$23.24
Vested	(894)	$16.22
Forfeited	(5)	$18.48
Nonvested at December 31, 2016	1,173	$17.58

The weighted average grant date fair value of awards granted during the years ended December 31, 2017, 2016, and 2015 were $23.24, $17.87 and $15.06, respectively. The total fair value of awards vesting during the years ended December 31, 2017, 2016, and 2015 were $29.9 million, $13.5 million and $17.0 million, respectively. We have recorded share-based compensation expense of $17.5 million, $11.0 million, and $10.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Share-based compensation expense is classified as Selling, General and Administrative Expense in our Consolidated Statements of Operations.  Unrecognized share-based compensation expense is $11.3 million as of December 31, 2017.  We expect to recognize share-based compensation expense over a weighted average period of 1.6 years for restricted stock awards.

GCI 401(k) Plan
In 1986, we adopted an Employee Stock Purchase Plan (“GCI 401(k) Plan”) qualified under Section 401 of the Internal Revenue Code of 1986. The GCI 401(k) Plan provides for acquisition of GCI’s Class A-1 common stock at market value as well as various mutual funds. We may match a percentage of the employees' contributions up to certain limits, decided by GCI’s Board of Directors each year. Our matching contributions allocated to participant accounts totaled $11.0 million, $11.0 million and $9.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  We used cash to fund all of our employer-matching contributions during the years ended December 31, 2017, 2016 and 2015.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(11)	Earnings (Loss) per Common Share
Earnings per common share (“EPS”) and common shares used to calculate basic and diluted EPS consist of the following (amounts in thousands, except per share amounts):

	Year Ended December 31, 2017
	Class A-1	Class B-1
Basic net loss per share:
Numerator:
Undistributed loss allocable to common stockholders	(22,074)	(2,172)

Denominator:
Weighted average common shares outstanding	31,344	3,083
Basic net loss attributable to GCI common stockholders per common share	$(0.70)	(0.70)

Diluted net loss per share:
Numerator:
Undistributed loss allocable to common stockholders for basic computation	$(22,074)	(2,172)
Reallocation of undistributed loss as a result of conversion of Class B-1 to Class A-1 shares	(2,172)	—
Net loss adjusted for allocation of undistributed earnings and effect of contracts that may be settled in cash or shares	$(24,246)	(2,172)

Denominator:
Number of shares used in basic computation	31,344	3,083
Conversion of Class B-1 to Class A-1 common shares outstanding	3,083	—
Number of shares used in per share computation	34,427	3,083
Diluted net loss attributable to GCI common stockholders per common share	$(0.70)	(0.70)

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

	Years Ended December 31,
	2016		2015
	Class A-1	Class B-1	Class A-1	Class B-1
Basic net loss per share:
Numerator:
Undistributed loss allocable to common stockholders	$(3,343)	(324)	(23,858)	(2,167)

Denominator:
Weighted average common shares outstanding	32,526	3,154	34,764	3,157
Basic net loss attributable to GCI common stockholders per common share	$(0.10)	(0.10)	(0.69)	(0.69)

Diluted net loss per share:
Numerator:
Undistributed loss allocable to common stockholders for basic computation	$(3,343)	(324)	(23,858)	(2,167)
Reallocation of undistributed loss as a result of conversion of Class B-1 to Class A-1 shares	(324)	—	(2,167)	—
Reallocation of undistributed loss as a result of conversion of dilutive securities	—	(154)	—	—
Effect of derivative instrument that may be settled in cash or shares	(1,837)	—	—	—
Effect of share based compensation that may be settled in cash or shares	(5)	—	—	—
Net loss adjusted for allocation of undistributed loss and effect of contracts that may be settled in cash or shares	$(5,509)	(478)	(26,025)	(2,167)

Denominator:
Number of shares used in basic computation	32,526	3,154	34,764	3,157
Conversion of Class B-1 to Class A-1 common shares outstanding	3,154	—	3,157	—
Effect of derivative instrument that may settled in cash or shares	612	—	—	—
Effect of share based compensation that may be settled in cash or shares	26	—	—	—
Number of shares used in per share computation	36,318	3,154	37,921	3,157
Diluted net loss attributable to GCI common stockholders per common share	$(0.15)	(0.15)	(0.69)	(0.69)
Weighted average shares associated with outstanding securities for the years ended December 31, 2017, 2016 and 2015 which have been excluded from the computations of diluted EPS, because the effect of

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

including these securities would have been anti-dilutive, consist of the following (shares, in thousands):

	Years Ended December 31,
	2017	2016	2015
Derivative instrument that may be settled in cash or shares	1,870	—	724
Shares associated with unexercised stock options	1	3	108
Share-based compensation that may be settled in cash or shares	26	—	26
Total excluded	1,897	3	858

(12)	Industry Segments Data
We operate our business under a single reportable segment. Effective in the first quarter of 2017, we reassessed and reorganized our management and internal reporting structures in order to make our operations more efficient, which triggered an analysis of our reportable segments. As a result of our assessment, we merged our former Wireless and Wireline segments into one operating segment. We realigned our external financial reporting to support this change. Our chief operating decision maker assesses our financial performance as follows:
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

Revenues summarized by customer and service type for the years ended December 31, 2017, 2016, and 2015 follows (amounts in thousands):

	2017			2016			2015
	Consumer	Business	Total	Consumer	Business	Total	Consumer	Business	Total
Revenues
Wireless	167,733	104,614	272,347	177,801	105,355	283,156	199,862	151,710	351,572
Data	145,757	308,480	454,237	140,196	296,202	436,398	130,213	269,472	399,685
Video	99,609	18,039	117,648	107,305	20,102	127,407	115,074	18,819	133,893
Voice	23,783	51,189	74,972	26,734	60,117	86,851	30,110	63,274	93,384
Total	436,882	482,322	919,204	452,036	481,776	933,812	475,259	503,275	978,534

We earn all revenues through sales of services and products within the United States. All of our long-lived assets are located within the United States of America, except approximately 82% of our undersea fiber optic cable systems which transit international waters and all of our satellite transponders.

We had no major customers for the years ended December 31, 2017 and 2016. We earned revenues from a major customer, net of discounts, of $130.8 million or 13% of total consolidated revenues for the year ended December 31, 2015.

(13)	Related Party Transactions
On July 11, 2016, we repurchased 1,000,000 shares of our Class A-1 common stock for $16.1 million from John W. Stanton and Theresa E. Gillespie, husband and wife, who continue to be significant shareholders of our Class B-1 common stock.

As disclosed in Note 7 and Note 9 of this Form 10-K, we have an unsecured promissory note and stock appreciation rights with Searchlight. Searchlight received the right to nominate one person for appointment or election as a member of our Board of Directors pursuant to a Securityholder Agreement dated as of December

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

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

New Markets Tax Credit Entities
We have entered into several arrangements under the NMTC program with US Bancorp to help fund various projects that extended terrestrial broadband service for the first time to rural Northwestern Alaska communities via a high capacity hybrid fiber optic and microwave network.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

Each of the transactions has an investment fund, which is a special purpose entity created to effect the financing arrangement. In each of the transactions, we loaned money to the investment fund and US Bancorp invested money in the investment fund. The investment fund would then contribute the funds from our loan and US Bancorp's investment to a CDE. The CDE, in turn, would loan the funds to our wholly owned subsidiary, Unicom, Inc. ("Unicom") as partial financing for the projects.

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs.  All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects.  Restricted cash of $15.4 million and $0.9 million was held by Unicom at December 31, 2017, and 2016, respectively, and is included in our Consolidated Balance Sheets. We completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby we may be obligated or entitled to repurchase US Bancorp’s interests in the investment funds. We believe that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions.  The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements.  Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp.  We have agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as our obligation to deliver tax benefits is relieved.  There have been no credit recaptures as of December 31, 2017.  The value attributed to the put/calls is nominal.

We have determined that each of the investment funds are VIEs.  The consolidated financial statements of each of the investment funds include the CDEs.  The ongoing activities of the VIEs – collecting and remitting

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs.  Management considered the contractual arrangements that obligate us to deliver tax benefits and provide various other guarantees to US Bancorp; US Bancorp’s lack of a material interest in the underlying economics of the project; and the fact that we are obligated to absorb losses of the VIEs.  We concluded that we are the primary beneficiary of each and consolidated the VIEs in accordance with the accounting standard for consolidation.

US Bancorp’s contributions, net of syndication fees and other direct costs incurred in structuring the NMTC arrangements, are included in Non-controlling Interests on the Consolidated Balance Sheets.  Incremental costs to maintain the structure during the compliance period are recognized as incurred to selling, general and administrative expense.

The assets and liabilities of our consolidated VIEs were $165.9 million and $121.2 million, respectively, as of December 31, 2017, and $140.9 million and $104.2 million, respectively as of December 31, 2016.

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

The following table summarizes the key terms of each of the NMTC transactions:

Financing Arrangement	Investment Funds	Transaction Date	Loan Amount	Interest Rate on Loan to Investment Fund	Maturity Date	US Bancorp Investment	Loan to Unicom	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
NMTC #1	TIF	August 30, 2011	$58.3 million	1%	August 30, 2041	$22.4 million	$76.8 million	1% to 3.96%	August 2018
NMTC #2	TIF 2 & TIF 2-USB	October 3, 2012	$37.7 million	1%	October 2, 2042	$17.5 million	$55.2 million	0.71% to 0.77%	October 2019
NMTC #3	TIF 3	December 11, 2012	$8.2 million	1%	December 10, 2042	$3.8 million	$12.0 million	1.35%	December 2019
NMTC #4	TIF 4	March 21, 2017	$6.7 million	1%	March 21, 2040	$3.3 million	$9.8 million	0.73%	March 2024
NMTC #5	TIF 5-1 and TIF 5-2	December 22, 2017	$10.4 million	1%	December 22, 2047	$5.1 million	$14.7 million	0.67% to 1.24%	December 2024

Equity Method Investment
We owned a 40.8% interest in a next generation carrier-class communications services firm that we accounted for using the equity method and due to a reconsideration event determined that the entity was a VIE. During the second quarter of 2015, it became apparent that we would not recover the carrying value of our investment. We determined that the fair value of the equity investment was $0 and subsequently wrote-off the entire value of our investment resulting in an impairment loss of $12.6 million for the year ended December 31, 2015 that is recorded in Other Income (Expense) in our Consolidated Statement of Operations. The fair value determination was based upon market information obtained during the second quarter of 2015, the estimated liquidation value of the entity's assets and the amount of senior secured debt at the valuation date. The entity has subsequently closed its operations. We do not have a contractual obligation to provide additional financing and we have no exposure to loss related to our involvement with the VIE.

(15)	Commitments and Contingencies
On April 4, 2017, General Communication, Inc., Liberty Interactive Corporation, a Delaware corporation (“Liberty”) and Liberty Interactive LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Liberty (“Liberty LLC”), entered into an Agreement and Plan of Reorganization (as may be amended from time to time, the “Reorganization Agreement” and the transactions contemplated thereby, the “Transactions”). Pursuant to the Reorganization Agreement, General Communication, Inc. amended and restated its articles of incorporation resulting in General Communication, Inc. being renamed GCI Liberty, Inc. and a reclassification and auto conversion of its common stock. Following these events, Liberty will acquire

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

GCI through a reorganization in which certain interests, assets and liabilities of the Liberty Ventures Group (“Liberty Ventures”) will be contributed to GCI Liberty in exchange for a controlling interest in GCI Liberty. The assets to be contributed to GCI Liberty are expected to include Liberty’s equity interests in Liberty Broadband and Charter Communications, Inc. along with certain other equity interests, together with the operating business of Evite, Inc. and certain other assets and liabilities, in exchange for (a) the issuance to Liberty LLC of (i) a number of shares of GCI Liberty Class A Common Stock and a number of shares of GCI Liberty Class B Common Stock equal to the number of outstanding shares of Series A Liberty Ventures common stock and Series B Liberty Ventures common stock outstanding on the closing date of the contribution, respectively, and (ii) cash, and (b) the assumption by GCI Liberty of certain liabilities attributed to Liberty Ventures.

Following the contribution and acquisition of GCI Liberty, Liberty will then effect a tax-free separation of its controlling interest in GCI Liberty to the holders of Liberty Ventures common stock in full redemption of all outstanding shares of such stock.  As a result of the Transactions, holders of GCI common stock (regardless of class) each will receive (i) 0.63 of a share of GCI Liberty Class A common stock and (ii) 0.20 of a share of new GCI Liberty Series A Cumulative Redeemable preferred stock in exchange for each share of their existing GCI stock. The exchange ratios were determined based on total consideration of $32.50 per share in respect of each share of existing GCI common stock, comprised of $27.50 per share in GCI Liberty Class A common stock and $5.00 per share in newly issued GCI Liberty Series A Cumulative Redeemable preferred stock, based upon a Liberty Ventures reference price of $43.65 (with no premium paid for shares of GCI Class B common stock) and an initial liquidation price of $25.00 per share of GCI Liberty Series A Cumulative Redeemable preferred stock. The GCI Liberty Series A Cumulative Redeemable preferred stock will accrue dividends at an initial rate of 5% per annum (which would increase to 7% in connection with a future reincorporation of GCI Liberty in Delaware) and will be redeemable upon the 21st anniversary of the closing. The closing of the Transactions are expected to be consummated on March 9, 2018, subject to the satisfaction of customary closing conditions.

On April 12, 2017, we announced that our wholly owned subsidiary, GCI, Inc., was soliciting consents from the holders of its outstanding Notes to effect certain amendments to the indentures governing the Notes (the “Indentures”) to facilitate the Transactions, upon the terms and subject to the conditions set forth in the Consent Solicitation Statement, dated April 12, 2017, and the related Letter of Consent. The consent solicitation expired on April 24, 2017 and we received consents from holders of: (a) $312,418,000 in aggregate principal amount of the 2021 Notes, representing 96.13% of the total principal amount outstanding of the 2021 Notes, and (b) $443,538,000 in aggregate principal amount of the 2025 Notes, representing 98.56% of the total principal amount outstanding of the 2025 Notes. The consent of holders of at least a majority in aggregate principal amount of a series of Notes then outstanding was required to approve the proposed amendment with respect to that series of Notes.

On April 26, 2017, we paid to the tabulation agent for the benefit of registered holders of Notes as of the record date for the Consent Solicitation that validly delivered (and did not validly revoke) a properly completed letter of consent (a “Consent”) on or prior to the expiration date (x) with respect to the proposed amendment relating to the 2021 Notes, an aggregate consent fee of $812,500 payable to the holders of 2021 Notes, on a pro rata basis, who validly delivered (and did not validly revoke) a properly completed Consent and (y) with respect to the proposed amendment relating to the 2025 Notes, an aggregate consent fee of $1,125,000 payable to the holders of 2025 Notes, on a pro rata basis, who validly delivered (and did not validly revoke) a properly completed Consent. The proposed amendments will be effected by supplemental indentures to the Indentures.

We believe the Transactions will result in a change of control for the Searchlight stock appreciation rights that will result in us settling that instrument in cash.

Operating Leases as Lessee
We lease business offices, have entered into site lease agreements, and use satellite transponder and fiber capacity and certain equipment pursuant to operating lease arrangements.  Many of our leases are for multiple years and contain renewal options.  Rental costs under such arrangements amounted to $58.8 million, $58.9 million and $51.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

Capital Leases as Lessee
We entered into a long-term capital lease agreement in 1991 with the wife of GCI’s President for property occupied by us as further described in Note 13 of this Form 10-K.

We have a capital lease agreement for transponder capacity on Intelsat, Ltd.’s (“Intelsat”) Galaxy 18 spacecraft.  The Intelsat Galaxy 18 C-band and Ku-Band transponders are being leased over an expected term of 14 years.  At lease inception the present value of the lease payments, excluding telemetry, tracking and command services and back-up protection, was $98.6 million.

A summary of future minimum lease payments follows (amounts in thousands):

Years ending December 31:	Operating	Capital
2018	$48,409	13,440
2019	38,293	13,450
2020	27,566	13,459
2021	19,806	12,044
2022	11,715	5,293
2023 and thereafter	28,298	2,411
Total minimum lease payments	$174,087	60,097
Less amount representing interest		9,781
Less current maturity of obligations under capital leases		10,028
Long-term obligations under capital leases, excluding current maturity		$40,288

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

Self-Insurance
Through December 31, 2017, we were self-insured for losses and liabilities related to health and welfare claims up to $750,000 per incident per year above which third party insurance applied. A reserve of $4.8 million and $4.0 million are recorded at December 31, 2017 and 2016, respectively, to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims.  We are self-insured for all losses and liabilities related to workers’ compensation claims in Alaska and have a workers compensation excess insurance policy to make claims for any losses in excess of $500,000 per incident.  A reserve of $3.2 million and $2.9 million are recorded at December 31, 2017 and 2016, respectively, to cover estimated reported losses and estimated expenses for open and active claims.  Actual losses will vary from the recorded reserves.  While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions or reductions to the reserves may be necessary due to changes in the information and factors used.

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

Tribal Mobility Fund I Grant

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

In February 2014, the FCC announced our winning bids in the Tribal Mobility Fund I auction for a $41.4 million grant to partially fund expansion of our 3G wireless network, or better, to locations in Alaska where we would not otherwise be able to construct within our return-on-investment requirements. We received $16.8 million, $0 million and $13.8 million in 2017, 2016, and 2015, respectively, and expect to receive $10.8 million in additional grant fund disbursements in the future depending on the timing of upgrades completed and test results submitted to and approved by the FCC.

(16)	Software Impairment
During the years ended December 31, 2013 and 2014, we internally developed computer software to replace our wireless, Internet, video, local service, and long distance customer billing systems. In early 2015, we completed a detailed assessment of our progress to date and determined it was no longer probable that the computer software being developed would be completed and placed in service. Our assessment concluded that the cost of continuing the development would be much higher than originally estimated, and the timing and scope risks were substantial. We identified development work, hardware, and software recorded as Construction in Progress in early 2015, that may be applicable to our replacement customer billing solution, future internally developed software, and other system needs and therefore should remain capital assets. We considered the remaining capital expenditures for this billing system to have a fair value of $0 and recorded an impairment charge of $20.7 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

In early 2015, we reassessed our plans for our internally developed machine-to-machine billing system and decided to no longer market this system to third parties. Accordingly, we recognized an impairment of $7.1 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

In late 2015, we evaluated user management software we purchased in 2014 and determined that we would not be able to use the software. Accordingly we recognized an impairment of $1.0 million during the year ended December 31, 2015 by recording an expense which is included in Software Impairment Charge in our Consolidated Statement of Operations.

(17)	Selected Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues	$228,115	224,346	231,214	235,529
Operating income	$15,346	11,031	24,174	20,699
Net income (loss)	$(55,246)	(9,000)	(8,849)	48,373
Net income (loss) attributable to GCI	$(55,129)	(8,882)	(8,731)	48,496
Basic net income (loss) attributable to GCI per common share	$(1.60)	(0.26)	(0.25)	1.35
Diluted net income (loss) attributable to GCI per common share	$(1.60)	(0.26)	(0.25)	1.19

2016
Total revenues	$231,098	233,766	236,655	232,293
Operating income	$20,019	19,531	26,368	13,185
Net income (loss)	$982	3,298	7,827	(16,243)
Net income (loss) attributable to GCI	$1,099	3,415	7,943	(16,124)
Basic net income (loss) attributable to GCI per common share	$0.03	0.09	0.21	(0.47)
Diluted net income (loss) attributable to GCI per common share	$(0.04)	(0.01)	0.14	(0.47)

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

(18) Subsequent Events
On February 2, 2018, we held a special shareholder meeting where our shareholders approved the Transactions with Liberty. On February 20, 2018, the Commissioner of the Department of Commerce, Community and Economic Development of the State of Alaska accepted for filing the amended and restated Articles of Incorporation that were approved by our shareholders at the special meeting held on February 2, 2018.

On February 28, 2018, we amended our Senior Credit Facility to increase the revolving credit facility from $200.0 million to $300.0 million. Additionally, we increased the maximum secured leverage ratio permitted under the Senior Credit Facility from 3.00:1.00 to 3.50:1.00.

Item 15(b). Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description	Where Located
2.1	Agreement and Plan of Reorganization, dated as of April 4, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K/A filed by the Company on May 1, 2017
2.2
Amendment No. 1 dated as of July 19, 2017, to the Agreement and Plan of Reorganization by and among Liberty Interactive Corporation, Liberty Interactive LLC, and General Communication, Inc. as of April 4, 2017
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 2, 2017.
2.3	Amendment No. 2 to Reorganization Agreement, dated as of November 8, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc.	Incorporated by reference to the Company's Report on Form 8-K for the period November 8, 2017 filed November 9, 2017.
3.1	Form of Amended and Restated Articles of Incorporation of GCI Liberty, Inc.	Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4, filed on December 27, 2017 (File No. 333-219619).
3.2	Amended and Restated Bylaws of the Company dated August 21, 2017	Incorporated by reference to the Company’s Report on Form 8-K for the period August 21, 2017 filed August 23, 2017.
4.1	General Communication, Inc. Amended and Restated 1986 Stock Option Plan	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed March 5, 2015.
4.2	Amended and Restated Securityholder Agreement by and among General Communication, Inc., Searchlight ALX, L.P., and Searchlight ALX, LTD dated as of July 13, 2015	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
4.3	Unsecured Promissory Note Due 2023 entered into as of July 13, 2015 by and between General Communication, Inc. and Searchlight ALX, LTD	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
4.4	Amended and Restated Stock Appreciation Rights Agreement entered into as of July 13, 2015 by and between General Communication, Inc. and Searchlight ALX, LTD	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.
4.5	Amendment to the Amended and Restated Securityholder Agreement entered into as of September 7, 2016 by and between General Communication, Inc. and Searchlight ALX, LTD	Incorporated by reference to the Company's Report on Form 8-K for the period September 7, 2016 filed September 8, 2016.
10.1	The GCI Special Non-Qualified Deferred Compensation Plan[1]	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
10.2	Lease Agreement dated September 30, 1991 between RDB Company and General Communication, Inc. *

Exhibit No.	Description	Where Located
10.3	First Amendment to Lease Agreement dated as of September 2002 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.4	Aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of January 22, 2001	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.5	First amendment to aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 8, 2002	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.6	Full-time Transponder Capacity Agreement with PanAmSat Corporation dated March 31, 2006 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
10.7	Registration Rights Agreement dated as of March 5, 2007 between General Communication, Inc. and John W. Stanton and Theresa E. Gillespie	Incorporated by reference to Exhibit 3 of the Schedule 13D dated March 5, 2007 filed on March 12, 2007.
10.8	Second Amendment to Lease Agreement dated as of April 8, 2008 between RDB Company and GCI Communication Corp. as successor in interest to General Communication, Inc.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
10.9	First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated February 15, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.10	Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated April 9, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.11	Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.12	Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.13	Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 30, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.14	Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 31, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.15	Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 6, 2008 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
10.16	Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 8, 2009 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Exhibit No.	Description	Where Located
10.17
Second Amended and Restated Credit Agreement dated as of January 29, 2010 by and among GCI Holdings, Inc., the other parties thereto and Calyon New York Branch, as administrative agent, and the other Lenders party thereto
Incorporated by reference to the Company's Report on Form 8-K for the period January 29, 2010 filed February 3, 2010.
10.18	Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 25, 2010 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed August 5, 2010.
10.19	Amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of February 25, 2005	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.20	First amendment to the amended and restated aircraft lease agreement between GCI Communication Corp., and Alaska corporation and 560 Company, Inc., an Alaska corporation, dated as of December 27, 2010	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.21	Tenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 24, 2010 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.22
Eleventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated September 23, 2010 #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.23	Twelfth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated November 5, 2010 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.
10.24	Indenture dated as of May 20, 2011 between GCI, Inc. and Union Bank, N.A., as trustee	Incorporated by reference to GCI, Inc.'s Report on Form 8-K for the period May 20, 2011 filed May 25, 2011.
10.25	Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation and 560 Company, Inc., an Alaska corporation, dated May 9, 2011	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed August 9, 2011.
10.26
Credit Agreement dated August 30, 2011 by and between Unicom, Inc. as borrower and Northern Development Fund VIII, LLC as Lender and Travois New Markets Project CDE X, LLC as Lender and Waveland Sub CDE XVI, LLC as Lender and Alaska Growth Capital Bidco, Inc. as Disbursing Agent
Incorporated by reference to the Company's Report on Form 8-K for the period August 30, 2011 filed September 6, 2011.
10.27
Credit Agreement dated October 3, 2012 by and between Unicom, Inc. as borrower and USBCDE Sub-CDE 74, LLC as Lender and Cherokee Nation Sub-CDE II, LLC as Lender and LBCDE Sub2, LLC as Lender and Waveland Sub CDE XXII, LLC as Lender
Incorporated by reference to the Company's Report on Form 8-K for the period October 3, 2012 filed October 9, 2012.
10.28
Thirteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated March 14, 2011  #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.

Exhibit No.	Description	Where Located
10.29	Fourteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 7, 2011 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.30
Fifteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated December 29, 2011  #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.31
Sixteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated December 21, 2012  #
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 8, 2013.
10.32	Seventeenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated June 4, 2013 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.33
Eighteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation, formerly known as PanAmSat Corporation and GCI Communication Corp. dated October 17, 2013 #
Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.34	Broadband Initiatives Program Loan/Grant and Security Agreement between United Utilities, Inc. and The United States of America dated June 1, 2010	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed November 8, 2013.
10.35	Nineteenth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated March 20, 2014 #	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed May 8, 2014.
10.36	Twentieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.37
Fourth Amended and Restated Credit Agreement dated as of February 2, 2015 by and among GCI Holdings, Inc., GCI, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, Union Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent and Credit Agricole Corporate and Investment Bank, as Administrative Agent
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2014 filed March 5, 2015.
10.38	Twenty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated February 26, 2015 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed May 8, 2015.
10.39	Indenture dated as of April 1, 2015 between GCI, Inc. and MUFG Union Bank, N.A., as trustee	Incorporated by reference to GCI, Inc.'s Report on Form 8-K for the period April 1, 2015 filed April 6, 2015.
10.40	Twenty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated August 11, 2014 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015.

Exhibit No.	Description	Where Located
10.41	First Amendment to the Fourth Amended and Restated Credit Agreement dated as of August 3, 2015	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed August 5, 2015.
10.42	Twenty-Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated July 27, 2015 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015.
10.43	Twenty-Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated September 2, 2015 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2015 filed November 5, 2015.
10.44	Twenty-Fifth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated December 31, 2015 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2015 filed March 3, 2016.
10.45	Second Amendment to the Fourth Amended and Restated Credit Agreement dated as of February 12, 2016	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2015 filed March 3, 2016.
10.46	Twenty-Sixth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated March 7, 2016 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016 filed May 5, 2016.
10.47	Twenty-Seventh Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated June 17, 2016 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed August 3, 2016.
10.48	Master Lease Agreement among The Alaska Wireless Network, LLC, AWN Tower Company, LLC and General Communication, Inc. dated August 1, 2016	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed November 4, 2016.
10.49	Third Amendment to the Fourth Amended and Restated Credit Agreement dated as of November 17, 2016	Incorporated by reference to the Company's Report on Form 8-K for the period November 17, 2016 filed November 23, 2016.
10.50	Fourth Amendment to the Fourth Amended and Restated Credit Agreement dated as of November 17, 2016	Incorporated by reference to the Company's Report on Form 8-K for the period November 17, 2016 filed November 23, 2016.
10.51	Twenty-Eighth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication Corp. dated October 31, 2016 #	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ending December 31, 2016 filed March 2, 2017.
10.52	Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., and John C. Malone and Leslie Malone	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed May 1, 2017

Exhibit No.	Description	Where Located
10.53	Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., and John W. Stanton and Theresa E. Gillespie	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed May 1, 2017
10.54	Voting Agreement, dated as of April 4, 2017, by and among Liberty Interactive Corporation, General Communication, Inc., and Ronald A. Duncan and Dani Bowman	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed May 1, 2017
10.55	Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc. and MUFG Union Bank, N.A., as Trustee (6.75% Senior Notes)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on May 2, 2017.
10.56	Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc. and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Company on May 2, 2017.
10.57	Fifth Amendment to the Fourth Amended and Restated Credit Agreement dated as of May 3, 2017	Incorporated by reference to the Company's Report on Form 8-K for the period May 3, 2017 filed May 9, 2017.
10.58	Twenty-Ninth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated April 28, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017 filed August 3, 2017.
10.59	Sixth Amendment to the Fourth Amended and Restated Credit Agreement dated as of August 14, 2017	Incorporated by reference to the Company's Report on Form 8-K for the period August 14, 2017 filed August 18, 2017.
10.60	Thirtieth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated June 15, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 2, 2017.
10.61	Thirty-First Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated June 30, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 2, 2017.
10.62	Thirty-Second Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated July 31, 2017 #	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed November 2, 2017.
10.63	Thirty-Third Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated October 4, 2017 # *
10.64	Thirty-Fourth Amendment to the Full-Time Transponder Capacity Agreement (Pre-Launch) between Intelsat Corporation and GCI Communication, Corp. dated December 29, 2017 # *
10.65	Description of Incentive Compensation Plan for Named Executive Officers[1] *	“Executive Compensation” in Part III of this Annual Report on Form 10-K for the year ending December 31, 2017.
14.1	Code Of Business Conduct and Ethics *
21.1	Subsidiaries of the Registrant *
23.1	Consent of Grant Thornton LLP (Independent Public Accountant for Company) *

Exhibit No.	Description	Where Located
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101
The following materials from GCI Liberty, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements *

#
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

GCI LIBERTY, INC.

By:	/s/ Ronald A. Duncan
Ronald A. Duncan, Chief Executive Officer

Date:	February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen M. Brett	Chairman of Board and Director	February 28, 2018
Stephen M. Brett

/s/ Ronald A. Duncan	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
Ronald A. Duncan

/s/ Bridget L. Baker	Director	February 28, 2018
Bridget L. Baker

/s/ Jerry A. Edgerton	Director	February 28, 2018
Jerry A. Edgerton

/s/ Scott M. Fisher	Director	February 28, 2018
Scott M. Fisher

/s/ William P. Glasgow	Director	February 28, 2018
William P. Glasgow

/s/ Mark W. Kroloff	Director	February 28, 2018
Mark W. Kroloff

/s/ Stephen R. Mooney	Director	February 28, 2018
Stephen R. Mooney

/s/ James M. Schneider	Director	February 28, 2018
James M. Schneider

Director
Eric L. Zinterhofer

/s/ Peter J. Pounds	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	February 28, 2018
Peter J. Pounds

/s/ Lynda L. Tarbath	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Lynda L. Tarbath