Form 10-Q
period 2019-06-30
GCI LIBERTY, INC.
filed 2019-08-08
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of shares outstanding of the registrant's classes of common stock as of July 31, 2019 was:

101,189,139 shares of Series A common stock; and
4,439,460 shares of Series B common stock

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2019	2018
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$422,861	491,257
Trade and other receivables, net of allowance for doubtful accounts of $18,474 and $7,555, respectively	175,257	182,600
Current portion of tax sharing receivable	—	36,781
Other current assets	42,049	40,100
Total current assets	640,167	750,738
Investments in equity securities (note 5)	2,122,818	1,533,517
Investments in affiliates, accounted for using the equity method (note 6)	169,795	177,030
Investment in Liberty Broadband measured at fair value (note 6)	4,448,302	3,074,373
Property and equipment, net	1,127,338	1,184,606
Intangible assets not subject to amortization
Goodwill	855,837	855,837
Cable certificates	305,000	305,000
Wireless licenses	191,697	190,000
Other	16,500	16,500
	1,369,034	1,367,337
Intangible assets subject to amortization, net (note 7)	410,827	436,006
Tax sharing receivable	82,235	65,701
Other assets, net	198,193	71,514
Total assets	$10,568,709	8,660,822

		(Continued)
See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2019	2018
	amounts in thousands, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$88,923	100,334
Deferred revenue	30,360	31,743
Current portion of debt, net of deferred financing costs (note 8)	901,856	900,759
Other current liabilities	56,909	47,958
Total current liabilities	1,078,048	1,080,794
Long-term debt, net, including $560,769 and $462,336 measured at fair value (note 8)	2,071,113	1,985,275
Obligations under finance leases and tower obligations, excluding current portion (note 9)	100,732	122,245
Long-term deferred revenue	60,917	65,954
Deferred income tax liabilities	1,246,322	793,696
Preferred stock (note 10)	177,532	177,103
Derivative instrument	138,701	—
Indemnification obligation (note 4)	133,348	78,522
Other liabilities	145,217	50,543
Total liabilities	5,151,930	4,354,132
Equity
Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 101,189,378 shares at June 30, 2019 and 102,058,816 shares at December 31, 2018	1,012	1,021
Series B common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,439,460 shares at June 30, 2019 and 4,441,609 shares at December 31, 2018	44	44
Series C common stock, $.01 par value. Authorized 1,040,000,000 shares; no shares issued	—	—
Additional paid-in capital	3,219,710	3,251,957
Accumulated other comprehensive earnings (loss), net of taxes	4,988	168
Retained earnings	2,181,515	1,043,933
Total stockholders' equity	5,407,269	4,297,123
Non-controlling interests	9,510	9,567
Total equity	5,416,779	4,306,690
Commitments and contingencies
Total liabilities and equity	$10,568,709	8,660,822

See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in thousands, except per share amounts
Revenue	$217,566	233,490	435,302	294,694
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	68,432	69,294	137,325	89,113
Selling, general and administrative, including stock-based compensation (note 12)	95,278	100,401	211,587	133,134
Insurance proceeds and restructuring, net	4,218	—	1,718	—
Depreciation and amortization expense	65,891	64,388	133,569	80,409
	233,819	234,083	484,199	302,656
Operating income (loss)	(16,253)	(593)	(48,897)	(7,962)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(40,386)	(35,442)	(78,004)	(43,690)
Share of earnings (losses) of affiliates, net (note 6)	(1,068)	10,350	(4,364)	7,858
Realized and unrealized gains (losses) on financial instruments, net (note 4)	679,098	(428,356)	1,688,698	(499,837)
Tax sharing agreement	7,452	(21,065)	16,533	(27,948)
Other, net	11,596	(1,845)	14,364	(148)
	656,692	(476,358)	1,637,227	(563,765)
Earnings (loss) before income taxes	640,439	(476,951)	1,588,330	(571,727)
Income tax (expense) benefit	(181,395)	173,471	(450,800)	97,516
Net earnings (loss)	459,044	(303,480)	1,137,530	(474,211)
Less net earnings (loss) attributable to the non-controlling interests	—	(154)	(57)	(193)
Net earnings (loss) attributable to GCI Liberty, Inc. shareholders	$459,044	(303,326)	1,137,587	(474,018)
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share (note 3)	$4.38	(2.82)	10.85	(4.40)
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share (note 3)	$4.34	(2.82)	10.75	(4.40)

See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in thousands
Net earnings (loss)	$459,044	(303,480)	1,137,530	(474,211)
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	1,920	(13,118)	4,820	(13,118)
Comprehensive earnings (loss)	460,964	(316,598)	1,142,350	(487,329)
Less comprehensive earnings (loss) attributable to the non-controlling interests	—	(154)	(57)	(193)
Comprehensive earnings (loss) attributable to GCI Liberty, Inc. shareholders	$460,964	(316,444)	1,142,407	(487,136)

See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2019	2018
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$1,137,530	(474,211)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	133,569	80,409
Stock-based compensation expense	12,385	13,165
Share of (earnings) losses of affiliates, net	4,364	(7,858)
Realized and unrealized (gains) losses on financial instruments, net	(1,688,698)	499,837
(Gain) loss on lease modification	(7,543)	—
Deferred income tax expense (benefit)	450,793	(97,203)
Other, net	1,145	3,377
Change in operating assets and liabilities:
Current and other assets	22,975	(38,681)
Payables and other liabilities	(9,769)	68,562
Net cash provided (used) by operating activities	56,751	47,397
Cash flows from investing activities:
Cash and restricted cash from acquisition of GCI Holdings	—	147,958
Capital expended for property and equipment	(70,866)	(40,303)
Proceeds from derivative instrument	105,866	—
Settlement of derivative instrument	(105,866)	—
Other, net	4,540	—
Net cash provided (used) by investing activities	(66,326)	107,655
Cash flows from financing activities:
Borrowings of debt	325,000	1,477,250
Repayment of debt, finance lease, and tower obligations	(332,071)	(84,971)
Repurchases of GCI Liberty common stock	(43,910)	—
Contributions from (distributions to) parent, net	—	(1,124,660)
Indemnification payment to Qurate Retail	—	(132,725)
Derivative payments	—	(80,001)
Other financing activities, net	(7,866)	(15,246)
Net cash provided (used) by financing activities	(58,847)	39,647
Net increase (decrease) in cash, cash equivalents and restricted cash	(68,422)	194,699
Cash, cash equivalents and restricted cash at beginning of period	492,032	574,148
Cash, cash equivalents and restricted cash at end of period	$423,610	768,847

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	June 30,	December 31,
	2019	2018
	amounts in thousands
Cash and cash equivalents	$422,861	491,257
Restricted cash included in other current assets	749	775
Total cash and cash equivalents and restricted cash at end of period	$423,610	492,032

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
Three Months and Six Months Ended June 30, 2019 and 2018
(Unaudited)
	Series A common stock	Series B common stock	Parent's Investment	Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity
	amounts in thousands
Balances at April 1, 2018	$—	—	—	3,364,681	—	1,744,264	7,322	5,116,267
Net earnings (loss)	—	—	—	—	—	(303,326)	(154)	(303,480)
Other comprehensive earnings (loss)	—	—	—	—	(13,118)	—	—	(13,118)
Stock-based compensation	—	—	—	7,011	—	—	—	7,011
Contribution of taxes in connection with HoldCo Split-Off	—	—	513	—	—	—	—	513
Contributions from (distributions to) former parent, net	—	—	(3,365)	—	—	—	—	(3,365)
Change in Capitalization in connection with HoldCo Split-Off	1,046	44	2,852	(3,942)	—	—	—	—
Distribution to non-controlling interests	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	(216)	—	261	—	45
Balances at June 30, 2018	$1,046	44	—	3,367,534	(13,118)	1,441,199	7,167	4,803,872

Balances at April 1, 2019	$1,011	44	—	3,212,878	3,068	1,722,471	9,510	4,948,982
Net earnings (loss)	—	—	—	—	—	459,044	—	459,044
Other comprehensive earnings (loss)	—	—	—	—	1,920	—	—	1,920
Stock-based compensation	—	—	—	7,029	—	—	—	7,029
Issuance of common stock upon exercise of stock options	1	—	—	1,305	—	—	—	1,306
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1,502)	—	—	—	(1,502)
Balances at June 30, 2019	$1,012	44	—	3,219,710	4,988	2,181,515	9,510	5,416,779

Balances at January 1, 2018	$—	—	2,305,440	—	—	1,914,963	3,633	4,224,036
Net earnings (loss)	—	—	—	—	—	(474,018)	(193)	(474,211)
Other comprehensive earnings (loss)					(13,118)			(13,118)
Stock-based compensation	—	—	—	11,885	—	—	—	11,885
Contribution of taxes in connection with HoldCo Split-Off	—	—	1,346,217	—	—	—	—	1,346,217
Contributions from (distributions to) former parent, net	—	—	(1,124,660)	—	—	—	—	(1,124,660)
Change in Capitalization in connection with HoldCo Split-Off	1,046	44	(2,526,997)	2,525,907	—	—	7,000	7,000
Issuance of GCI Liberty Stock in connection with the Transactions	—	—	—	1,111,206	—	—	—	1,111,206
Issuance of Indemnification Agreement	—	—	—	(281,255)	—	—	—	(281,255)
Distribution to non-controlling interests	—	—	—	—	—	—	(3,273)	(3,273)
Other	—	—	—	(209)	—	254	—	45
Balances at June 30, 2018	$1,046	44	—	3,367,534	(13,118)	1,441,199	7,167	4,803,872

Balances at January 1, 2019	$1,021	44	—	3,251,957	168	1,043,933	9,567	4,306,690
Net earnings (loss)	—	—	—	—	—	1,137,587	(57)	1,137,530
Other comprehensive earnings (loss)	—	—	—	—	4,820	—	—	4,820
Stock-based compensation	—	—	—	13,764	—	—	—	13,764
Repurchases of GCI Liberty common stock	(10)	—	—	(43,900)	—	—	—	(43,910)
Issuance of common stock upon exercise of stock options	1	—	—	1,305	—	—	—	1,306
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3,431)	—	—	—	(3,431)
Other	—	—	—	15	—	(5)	—	10
Balances at June 30, 2019	$1,012	44	—	3,219,710	4,988	2,181,515	9,510	5,416,779

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail (for accounting purposes a related party of GCI Liberty) with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, GCI Liberty shares office space with Liberty Media and related amenities at its corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs that will be negotiated semi‑annually. Liberty Media is a related party of GCI Liberty for accounting purposes as a result of the services agreement. Under these agreements, approximately $2.2 million was reimbursable to Liberty Media for both the three months ended June 30, 2019 and 2018, and $4.5 million and $3.9 million was reimbursable to Liberty Media for the six months ended June 30, 2019 and 2018, respectively.

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
$1,111,206

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and non-contractual relationships. Amortizable intangible assets of $468.7 million were acquired and are comprised of a tradename with an estimated useful life of approximately 10 years, customer relationships with a weighted average useful life of approximately 16 years and right-to-use assets with a weighted average useful life of 8 years. Approximately $170.0 million of the acquired goodwill will be deductible for income tax purposes. As of June 30, 2019, the determination of the acquisition date fair value of the acquired assets and assumed liabilities is final.

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

	Three months ended	Six months ended
	June 30, 2018
	amounts in thousands, except per share amounts
Revenue	$224,081	443,551
Net earnings (loss)	$(303,744)	(484,725)
Net earnings (loss) attributable to GCI Liberty shareholders	$(303,589)	(484,415)
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$(2.82)	(4.50)
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$(2.82)	(4.50)

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

Series A and Series B Common Stock

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	number of shares in thousands
Basic WASO	104,744	107,743	104,800	107,743
Diluted WASO	105,711	107,743	105,783	107,743
Antidilutive shares excluded from diluted WASO	—	1,566	—	1,526

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2019			December 31, 2018
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$380,819	380,819	—	384,071	384,071	—
Equity securities	$2,117,533	2,117,533	—	1,529,901	1,529,901	—
Investment in Liberty Broadband	$4,448,302	4,448,302	—	3,074,373	3,074,373	—
Derivative instrument	$138,701	—	138,701	20,340	—	20,340
Indemnification obligation	$133,348	—	133,348	78,522	—	78,522
Exchangeable senior debentures	$560,769	—	560,769	462,336	—	462,336

On June 6, 2017, Qurate Retail purchased 450,000 LendingTree shares and executed a 2‑year variable forward with respect to 642,850 LendingTree shares. The variable forward was executed at the LendingTree closing price on June 6, 2017 of $170.70 per share and had a floor price of $128.03 per share and a cap price of $211.67 per share. The fair value of the variable forward was derived from a Black‑Scholes‑Merton model using observable market data as the significant inputs. On April 29, 2019, the Company terminated its variable forward and entered into a new 3-year variable forward with respect to 642,850 LendingTree shares. The variable forward was executed at the LendingTree closing price on April 29, 2019 of $376.35 per share and has a floor price of zero and has a cap price of $254.00 per share. The fair value of the variable forward was derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pursuant to an indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC's 1.75% exchangeable debentures due 2046 (the "1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $281.3 million was recorded upon completion of the HoldCo Split-Off. In June 2018, Qurate Retail repurchased 417,759 bonds of the 1.75% Exchangeable Debentures for approximately $457 million, including accrued interest, and the Company made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million. The remaining indemnification liability due to LI LLC pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the accompanying condensed consolidated balance sheets as of June 30, 2019 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of June 30, 2019, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification obligation is included as a long-term liability in the accompanying condensed consolidated balance sheets. Additionally, as of June 30, 2019, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in thousands
Equity securities	$258,718	(97,478)	593,038	(229,040)
Investment in Liberty Broadband	532,669	(425,538)	1,373,928	(402,917)
Derivative instruments	(47,217)	63,809	(118,361)	72,552
Indemnification obligation	(23,031)	34,891	(54,826)	63,608
Exchangeable senior debentures	(42,041)	(4,040)	(105,081)	(4,040)
	$679,098	(428,356)	1,688,698	(499,837)

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

(5) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	June 30,	December 31,
	2019	2018
	amounts in thousands
Charter (a)	$2,117,533	1,526,984
Other investments (b)	5,285	6,533
	$2,122,818	1,533,517
(a) A portion of the Charter equity securities are considered covered shares and subject to certain contractual restrictions in accordance with the indemnification agreement. See note 4 for additional discussion of the indemnification agreement.
(b) The Company has elected the measurement alternative for a portion of these securities.

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at June 30, 2019 and the carrying amount at December 31, 2018:

	June 30, 2019			December 31, 2018
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree (a)	26.7%	$1,446,579	$167,703	174,002
Other	various	NA	2,092	3,028
			$169,795	177,030

(a) Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of June 30, 2019.

The Company’s share of LendingTree’s earnings (losses) was $(1.3) million and $7.7 million for the three months ended June 30, 2019 and 2018, respectively. The Company's share of LendingTree's earnings (losses) was $(3.4) million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2019, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	June 30,	December 31,
	2019	2018
	amounts in thousands
Current assets	$74,315	84,574
Investment in Charter, accounted for using the equity method	12,023,742	12,004,376
Other assets	9,112	9,487
Total assets	12,107,169	12,098,437
Long-term debt	523,549	522,928
Deferred income tax liabilities	964,584	965,829
Other liabilities	31,976	11,062
Equity	10,587,060	10,598,618
Total liabilities and shareholders' equity	$12,107,169	12,098,437

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in thousands
Revenue	$3,747	3,371	7,205	15,162
Operating expenses, net	(10,913)	(8,442)	(20,572)	(17,987)
Operating income (loss)	(7,166)	(5,071)	(13,367)	(2,825)
Share of earnings (losses) of affiliates	45,400	32,911	80,249	42,213
Gain (loss) on dilution of investment in affiliate	(16,322)	(5,205)	(57,725)	(31,962)
Realized and unrealized gains (losses) on financial instruments, net	—	(2,019)	—	(2,019)
Other income (expense), net	(5,936)	(5,842)	(12,056)	(10,654)
Income tax benefit (expense)	(3,924)	(4,194)	650	757
Net earnings (loss)	$12,052	10,580	(2,249)	(4,490)

(7) Intangible Assets

Intangible Assets Subject to Amortization

	June 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$408,267	(75,292)	332,975	408,267	(55,417)	352,850
Other amortizable intangibles	128,452	(50,600)	77,852	122,759	(39,603)	83,156
Total	$536,719	(125,892)	410,827	531,026	(95,020)	436,006

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense for intangible assets with finite useful lives was $15.0 million and $16.4 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets with finite useful lives was $31.3 million and $21.6 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2019	$30,665
2020	$52,305
2021	$41,924
2022	$36,261
2023	$33,434

(8) Debt

Debt is summarized as follows:

	Outstanding
	Principal	Carrying Value
	June 30,	June 30,	December 31,
	2019	2019	2018
	amounts in thousands
Margin Loan Facility	$900,000	900,000	900,000
Exchangeable senior debentures	477,250	560,769	462,336
Senior notes	775,000	797,840	803,287
Senior credit facility	713,895	713,895	715,124
Wells Fargo note payable	7,319	7,319	7,554
Deferred financing costs	—	(6,854)	(2,267)
Total debt	$2,873,464	2,972,969	2,886,034
Debt classified as current (included in other current liabilities)		(901,856)	(900,759)
Total long-term debt		$2,071,113	1,985,275

Margin Loan

On December 29, 2017, Broadband Holdco, LLC ("Broadband Holdco"), a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1 billion (the “Margin Loan”). 42,681,842 shares of Liberty Broadband Series C common stock with a value of $4.4 billion were pledged by Broadband Holdco, LLC as collateral for the loan as of June 30, 2019. This Margin Loan has a term of two years with an interest rate of LIBOR plus 1.85% and contains an undrawn commitment fee of up to 0.75% per annum. Deferred financing costs incurred on the Margin Loan are reflected in current portion of debt, net in the accompanying condensed consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan was used to make a distribution to Qurate Retail of $1.1 billion to be used within one year for the repurchase of QVC Group stock (now the Qurate Retail common stock) or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement. The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Senior Notes

On June 6, 2019, GCI, LLC issued $325 million of 6.625% Senior Notes due 2024 at par ("2024 Notes"). The 2024 Notes are unsecured and the net proceeds were used to fund the redemption of $325 million aggregate outstanding principal amount of 6.75% Senior Notes due 2021. Interest on the 2024 Notes and the 6.875% Senior Notes due 2025, which were issued by GCI, Inc., which is now GCI, LLC (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company's option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $22.8 million at June 30, 2019. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations. As of June 30, 2019, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility, as defined below.

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

The revolving credit facility borrowings that are LIBOR loans bear interest at a per annum rate equal to the applicable LIBOR plus a margin that varies between 1.50% and 2.75% depending on the total leverage ratio. The full principal revolving credit facility included in the Senior Credit Facility will mature on December 27, 2023 or August 6, 2021 if the Term Loan B is not refinanced or repaid in full prior to such date.

The interest rate for the Term Loan B is LIBOR plus 2.25%. The Term Loan B requires principal payments of 0.25% of the original principal amount on the last day of each calendar quarter with the full amount maturing on February 2, 2022.

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

As of June 30, 2019, there is $238.9 million outstanding under the Term Loan B, $475.0 million outstanding under the revolving portion of the Senior Credit Facility and $8.1 million in letters of credit under the Senior Credit Facility, which leaves $66.9 million available for borrowing when GCI, LLC meets the maximum leverage threshold, as measured by the terms of its Senior Notes.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of June 30, 2019.

Fair Value of Debt

The fair value of the Senior Notes was $808.8 million at June 30, 2019.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at June 30, 2019.

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

The Company elected certain of the available transition practical expedients, including those that permit it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of the new guidance was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single lease component and will not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

The Company recognized $105 million of ROU assets, $28 million of short-term operating lease liabilities and $77 million of long-term operating lease liabilities in the accompanying condensed consolidated balance sheet upon the adoption of the new standard.

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

The Company has entered into finance lease agreements with satellite providers for transponder capacity to transmit voice and data traffic in rural Alaska. The Company is also party to finance lease agreements for an office building and certain retail store locations. The Company also leases office space, land for towers and communication facilities, satellite transponders, fiber capacity, and equipment. These leases are classified as operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease. During the three months ended June 30, 2019, the Company amended its lease agreement with a satellite provider that resulted in a $22.8 million reduction to the finance lease liability and a $15.3 million reduction to fixed assets, resulting in a gain of $7.5 million that is included in Other, net on the condensed consolidated statements of operations.

Our leases have remaining lease terms of less than one year to 31 years, some of which may include the option to extend for up to 40 years, and some of which include options to terminate the leases within 4 years.

The components of lease cost during the three and six months ended June 30, 2019 were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	amounts in thousands
Operating lease cost (1)	$10,929	20,709

Finance lease cost
Depreciation of leased assets	$2,158	4,317
Interest on lease liabilities	311	817
Total finance lease cost	$2,469	5,134
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

For the three months ended June 30, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) and operating lease expense of $2.2 million and $13.5 million, respectively. For the six months ended June 30, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) and operating lease expense of $2.9 million and $16.8 million, respectively.

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The remaining weighted-average lease term and the weighted average discount rate were as follows:

Six months ended
June 30, 2019
Weighted-average remaining lease term (years):
Finance leases	3.73
Operating leases	5.12
Weighted-average discount rate:
Finance leases	5.07
Operating leases	4.99

Supplemental balance sheet information related to leases was as follows:

June 30,
2019
amounts in thousands
Operating leases:
Operating lease right-of-use assets, net (1)	$135,946

Current operating lease liabilities (2)	$38,402
Operating lease liabilities (3)	94,046
Total operating lease liabilities	$132,448

Finance Leases:
Property and equipment, at cost	$18,102
Accumulated depreciation	(3,852)
Property and equipment, net	$14,250

Current obligations under finance leases (4)	$4,832
Obligations under finance leases	9,885
Total finance lease liabilities	$14,717
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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information related to leases was as follows:

Six months ended
June 30, 2019
amounts in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,025
Operating cash flows from finance leases	$817
Financing cash flows from finance leases	$5,181
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$37,728
Finance leases	$—

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at June 30, 2019 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligation
	amounts in thousands
Remainder of 2019	$2,742	22,825	3,853
2020	5,491	41,292	7,797
2021	4,076	33,599	7,953
2022	1,973	21,596	8,112
2023	678	14,803	8,274
Thereafter	1,734	23,755	142,825
Total lease payments	16,694	157,870	178,814
Less: imputed interest	(1,977)	(25,422)	(86,918)
Total lease liabilities	$14,717	132,448	91,896

(10) Preferred Stock

GCI Liberty Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") was issued as a result of the auto conversion that occurred on March 8, 2018. The Company is required to redeem all outstanding shares of Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following the twenty-first anniversary of the March 8, 2018 auto conversion. There were 7,500,000 shares of Preferred Stock authorized and 7,212,366 shares issued and outstanding at June 30, 2019. An additional 42,500,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Preferred Stock is accounted for as a liability in the accompanying condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations.

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing on the first such date following the auto conversion, which occurred immediately after the market closed on March 8, 2018. If GCI Liberty fails to pay cash dividends on the Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On June 7, 2019, the Company announced that it declared a quarterly cash dividend of approximately $0.44 per share of Preferred Stock which was paid on July 15, 2019 to shareholders of record of the Preferred Stock at the close of business on July 1, 2019.

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

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs. All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects. Restricted cash of $0.7 million was held by Unicom at June 30, 2019 and is included in the accompanying condensed consolidated balance sheets. The Company completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby the Company may be obligated or entitled to repurchase US Bancorp’s interest in each investment fund for a nominal amount. The Company believes that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions. The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp. The Company has agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as its obligation to deliver tax benefits is relieved. There have been no credit recaptures as of June 30, 2019. The value attributed to the put/calls is nominal.

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

The assets and liabilities of the consolidated VIEs were $89 million and $63 million, respectively, as of June 30, 2019.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $6.8 million and $7.9 million of stock based compensation during the three months ended June 30, 2019 and 2018, respectively, and $12.4 million and $13.2 million during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, and in connection with our CEO's employment agreement, GCI Liberty granted 22 thousand options to purchase shares of GCI Liberty Series B common stock and 51 thousand performance-based RSUs of GCI Liberty Series B common stock to our CEO. Such options had a GDFV of $18.27 per share. The RSUs had a GDFV of $53.78 per share at the time they were granted. The options cliff vested immediately upon grant, and the RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,650	$47.61
Granted	—	$—
Exercised	(214)	$19.96
Forfeited/Cancelled	(2)	$43.47
Outstanding at June 30, 2019	1,434	$51.73	1.3	years	$14
Exercisable at June 30, 2019	1,114	$53.31	0.9	years	$9

	Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,223	$56.10
Granted	22	$58.11
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2019	1,245	$56.14	3.6	years	$6
Exercisable at June 30, 2019	926	$56.05	3.9	years	$4

As of June 30, 2019, the total unrecognized compensation cost related to unvested options and RSA/RSUs was approximately $6 million and $24 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.3 years and 2.2 years, respectively.

As of June 30, 2019, GCI Liberty had 484 thousand RSUs outstanding.

As of June 30, 2019, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.4 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

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

On November 30, 2018, a subsidiary of GCI Holdings received multiple funding denial notices from Universal Service Administrative Company ("USAC"), denying requested funding from the RHC Program operated by a rural health customer (the "Customer") for the funding year that ended on June 30, 2018. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts a subsidiary of GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019 and made a supplemental filing on March 12, 2019.

On May 6, 2019, the Customer received a letter from USAC that denied the Customer’s appeal for all requested funding on the basis that the Customer failed to indicate that it had received, and failed to submit copies of, the responses or

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

bids received, when it originally sought funding from the RHC Program under the two service contracts that a subsidiary of GCI Holdings has with the Customer. The Customer appealed USAC’s decision to the Wireline Competition Bureau of the FCC on July 5, 2019 but resolution and the timing of the appeal are unknown at this time. As of March 31, 2019, GCI Holdings had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC has denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, it is probable that GCI Holdings has incurred a loss and an accounts receivable reserve has been recorded in the amount of $21.3 million and an associated bad debt expense has been recorded and included within selling, general, and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2019. Additionally, because of the uncertainty of the Customer's future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, we no longer believe revenue associated with the two service contracts should be recognized due to the unpredictability surrounding the collection of consideration under these two service contracts currently being denied by USAC. Revenue has not been recognized for the three months ended June 30, 2019 and will not be recognized until an adequate level of clarity is reached on the matter and the applicable revenue recognition criteria are met.

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

For the three and six months ended June 30, 2019, the Company has identified the following subsidiary as a reportable segment:

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$27,505	28,966	54,997	36,728
Data	41,457	39,243	82,635	49,269
Video	21,045	22,146	42,061	27,908
Voice	4,321	4,710	8,782	5,878
Business Revenue
Wireless	19,393	21,391	37,777	26,818
Data	63,733	76,223	131,843	94,654
Video	3,988	3,487	7,813	4,509
Voice	6,636	6,294	12,840	7,921
Lease, grant, and revenue from subsidies	22,901	25,321	45,442	30,888
Total GCI Holdings	210,979	227,781	424,190	284,573
Corporate and other	6,587	5,709	11,112	10,121
Total	$217,566	233,490	435,302	294,694

Liberty Broadband revenue totaled $3.7 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively and $7.2 million and $15.2 million for the six months ended June 30, 2019 and 2018, respectively.

The Company had gross receivables of $206 million and deferred revenue of $38 million at June 30, 2019 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the six months ended June 30, 2019 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $111 million in the remainder of 2019, $205 million in 2020, $139 million in 2021, $97 million in 2022 and $86 million in 2023 and thereafter.

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

The Company defines Adjusted OIBDA, a non-GAAP measure, as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business' performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements, insurance proceeds and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	amounts in thousands
GCI Holdings	$66,121	78,915	110,592	98,663
Liberty Broadband	(4,174)	(2,776)	(7,291)	1,784
Corporate and other	(5,511)	(7,191)	(11,817)	(13,051)
	56,436	68,948	91,484	87,396
Eliminate Liberty Broadband	4,174	2,776	7,291	(1,784)
	$60,610	71,724	98,775	85,612

Other Information

	June 30, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,361,444	608	69,979
Liberty Broadband	12,107,169	12,023,742	50
Corporate and other	7,207,265	169,187	887
Eliminate Liberty Broadband	(12,107,169)	(12,023,742)	(50)
Consolidated	$10,568,709	169,795	70,866

The following table provides a reconciliation of consolidated segment Adjusted OIBDA to operating income (loss) and earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	amounts in thousands
Consolidated segment Adjusted OIBDA	$60,610	71,724	98,775	85,612
Stock‑based compensation	(6,754)	(7,929)	(12,385)	(13,165)
Depreciation and amortization	(65,891)	(64,388)	(133,569)	(80,409)
Insurance proceeds and restructuring, net	(4,218)	—	(1,718)	—
Operating income (loss)	(16,253)	(593)	(48,897)	(7,962)
Interest expense	(40,386)	(35,442)	(78,004)	(43,690)
Share of earnings (loss) of affiliates, net	(1,068)	10,350	(4,364)	7,858
Realized and unrealized gains (losses) on financial instruments, net	679,098	(428,356)	1,688,698	(499,837)
Tax Sharing Agreement	7,452	(21,065)	16,533	(27,948)
Other, net	11,596	(1,845)	14,364	(148)
Earnings (loss) from continuing operations before income taxes	$640,439	(476,951)	1,588,330	(571,727)

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A in this Quarterly Report on Form 10-Q. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

On May 6, 2019, the Customer received a letter from USAC that denied the Customer’s appeal for all requested funding on the basis that the Customer failed to indicate that it had received, and failed to submit copies of, the responses or bids received, when it originally sought funding from the RHC Program under the two service contracts that a subsidiary of GCI Holdings has with the Customer. The Customer appealed USAC’s decision to the Wireline Competition Bureau of the FCC on July 5, 2019 but resolution and the timing of the appeal are unknown at this time. As of March 31, 2019, GCI Holdings had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC has denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, it is probable that GCI Holdings has incurred a loss and an accounts receivable reserve has been recorded in the amount of $21.3 million and an associated bad debt expense has been recorded and included within selling, general, and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2019. Additionally, because of the uncertainty of the Customer’s future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, we no longer believe revenue associated with the two service contracts should be recognized due to the unpredictability surrounding the collection of consideration under these two service contracts currently being denied by USAC. Historical annual revenue associated with the two service contracts was approximately $12 million in total and was expected to be the same in future periods. Revenue has not been recognized for the three months ended June 30, 2019 and will not be recognized until an adequate level of clarity is reached on the matter and the applicable revenue recognition criteria are met.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	amounts in thousands
Revenue
GCI Holdings	$210,979	227,781	424,190	284,573
Corporate and other	6,587	5,709	11,112	10,121
Consolidated	$217,566	233,490	435,302	294,694

Operating Income (Loss)
GCI Holdings	$(7,201)	10,424	(31,179)	13,520
Corporate and other	(9,052)	(11,017)	(17,718)	(21,482)
Consolidated	$(16,253)	(593)	(48,897)	(7,962)

Adjusted OIBDA
GCI Holdings	$66,121	78,915	110,592	98,663
Corporate and other	(5,511)	(7,191)	(11,817)	(13,051)
Consolidated	$60,610	71,724	98,775	85,612

Revenue. Our consolidated revenue decreased $15.9 million and increased $140.6 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended June 30, 2019 is due to a $16.8 million decrease at GCI Holdings for the same period. The increase for the six months ended June 30, 2019 is primarily due to an increase of $139.6 million at GCI Holdings for the same period as a result of the acquisition of GCI Holdings on March 9, 2018, which resulted in a partial quarter of activity for the first quarter of 2018 and a full quarter of activity for the first quarter of 2019. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating loss increased $15.7 million and $40.9 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase in the operating loss for the three months ended June 30, 2019 is primarily due to a $17.6 million increase in the operating loss for GCI Holdings. The increase in the operating loss for the six months ended June 30, 2019 is primarily due to a $44.7 million increase in the operating loss at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018 and associated depreciation and amortization as a result of acquisition accounting. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for corporate and other decreased $2.0 million and $3.8 million for the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in the prior year due to a decrease in costs associated with the Transactions.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $6.8 million and $7.9 million of stock compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $12.4 million and $13.2 million of stock compensation expense for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. As of June 30, 2019, the total unrecognized compensation cost related to unvested options and RSAs was approximately $6 million and $24 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.3 years and 2.2 years, respectively.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure. The Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business' performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock based compensation, separately reported litigation settlements, insurance proceeds and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 14 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) from continuing operations before income taxes.

Consolidated Adjusted OIBDA decreased $11.1 million and increased $13.2 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended June 30, 2019 is primarily due to a decrease in revenue at GCI Holdings. The increase for the six months ended June 30, 2019 is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	amounts in thousands
Interest expense
GCI Holdings	$(24,307)	(20,984)	(45,483)	(26,189)
Corporate and other	(16,079)	(14,458)	(32,521)	(17,501)
Consolidated	$(40,386)	(35,442)	(78,004)	(43,690)

Share of earnings (losses) of affiliates, net
GCI Holdings	$(5)	(50)	(111)	(50)
Corporate and other	(1,063)	10,400	(4,253)	7,908
Consolidated	$(1,068)	10,350	(4,364)	7,858

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$(189)	—	1,669	—
Corporate and other	679,287	(428,356)	1,687,029	(499,837)
Consolidated	$679,098	(428,356)	1,688,698	(499,837)

Tax sharing agreement
GCI Holdings	$—	—	—	—
Corporate and other	7,452	(21,065)	16,533	(27,948)
Consolidated	$7,452	(21,065)	16,533	(27,948)

Other, net
GCI Holdings	$11,553	688	12,762	818
Corporate and other	43	(2,533)	1,602	(966)
Consolidated	$11,596	(1,845)	14,364	(148)

Interest Expense. Consolidated interest expense increased $4.9 million and $34.3 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three months ended June 30, 2019 was primarily due to the exchangeable senior debentures that were issued on June 18, 2018. The increase for the six months ended June 30, 2019 was primarily due to the acquisition of GCI Holdings on March 9, 2018, the $1.0 billion margin loan and the exchangeable senior debentures that were issued on June 18, 2018.

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net decreased $11.4 million and $12.2 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively, due to increased losses by our affiliates.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	amounts in thousands
Equity securities	$258,718	(97,478)	593,038	(229,040)
Investment in Liberty Broadband	532,669	(425,538)	1,373,928	(402,917)
Derivative instruments	(47,217)	63,809	(118,361)	72,552
Indemnification obligation	(23,031)	34,891	(54,826)	63,608
Exchangeables senior debentures	(42,041)	(4,040)	(105,081)	(4,040)
	$679,098	(428,356)	1,688,698	(499,837)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The increase for the three and six months months ended June 30, 2019 as compared to the corresponding prior periods was primarily driven by an unrealized gain in our investments in Liberty Broadband and Charter.

Tax sharing agreement. The change in the tax sharing receivable due from Qurate Retail resulted in a gain of $7.5 million and a loss of $21.1 million for the three months ended June 30, 2019 and 2018, respectively, and a gain of $16.5 million and a loss of $27.9 million for the six months ended June 30, 2019 and 2018, respectively. The change in the tax sharing receivable for 2019 was primarily the result of the tax effect of the movement in the fair value of Qurate Retail’s 1.75% exchangeable senior debentures due 2046. The change in the tax sharing receivable for 2018 was primarily the result of the tax effect of the movement in the fair value of Qurate Retail's 1.75% exchangeable senior debentures due 2046 and an increase in the valuation allowance recorded against Qurate Retail's Colorado net operating loss deferred tax asset as a result of a Colorado law change in the second quarter of 2018.

Other, net. The change in Other, net at GCI Holdings for the three and six months ended June 30, 2019 is primarily due to a $7.5 million gain for an amendment made to a finance lease and a $3.2 million gain for the write-off of the premium recorded for the senior notes that were refinanced during the second quarter of 2019. The change in Other, net at Corporate and other for the three and six months ended June 30, 2019 is primarily due to an increase in investment income.

Income taxes. The Company had earnings before income taxes of $640.4 million and income tax expense of $181.4 million during the three months ended June 30, 2019 and earnings before income taxes of $1,588.3 million and income tax expense of $450.8 million during the six months ended June 30, 2019.

The Company recognized income tax expense in excess of expected federal tax expense for the three and six months ended June 30, 2019, primarily due to state income tax expense.

The Company had losses before income taxes of $477.0 million and income tax benefit of $173.5 million during the three months ended June 30, 2018 and losses before income taxes of $571.7 million and income tax benefit of $97.5 million during the six months ended June 30, 2018.

The Company recognized additional income tax benefit in the three months ended June 30, 2018, primarily due to a decrease in the Company’s state effective tax rate used to measure deferred taxes resulting from a state law change during the period and the effect of additional state income tax benefits for the period.

The Company recognized additional income tax expense in the six months ended June 30, 2018 primarily related to an increase in the Company's state effective tax rate used to measure deferred taxes resulting from the HoldCo Split-Off in March 2018, partially offset by a decrease in the Company's state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter and the effect of additional state income tax benefits.

Net earnings (loss). The Company had net earnings of $459.0 million and a net loss of $303.5 million for the three months ended June 30, 2019 and 2018, respectively. The Company had net earnings of $1,137.5 million and a net loss of

$474.2 million for the six months ended June 30, 2019 and 2018, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of June 30, 2019, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, and debt and equity issuances. As of June 30, 2019, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes, and therefore does not have access to any additional funding under the revolving portion of the Senior Credit Facility. We believe we have sufficient cash from operating activities and cash on hand to fund our business.

As of June 30, 2019, the Company had a cash and cash equivalents balance of $422.9 million.

	Six months ended June 30,
	2019	2018
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$56,751	47,397
Net cash provided (used) by investing activities	(66,326)	107,655
Net cash provided (used) by financing activities	(58,847)	39,647
	$(68,422)	194,699

During the six months ended June 30, 2019, the Company’s primary uses of cash included repurchases of GCI Liberty Series A common stock and capital expenditures. The Company’s primary sources of cash included cash from operations and cash on hand.

Net cash used for investing activities consists primarily of cash paid for capital expenditures. Our significant recurring investing activity has been capital expenditures. We expect that this will continue in the future.  A significant portion of our capital expenditures are based on the level of customer growth and the technology being deployed.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

The projected uses of the Company's cash for the remainder of 2019 are capital expenditures of approximately $73.0 million, approximately $67.0 million for interest payments on outstanding debt, approximately $6.0 million for preferred stock dividends, repurchases of GCI Liberty Series A common stock under the approved share buyback program, and potential additional investments in existing or new businesses.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. We have seen a general decrease in subscriber metrics primarily due to the recession in Alaska as discussed in the Overview section. The following table highlights selected key performance indicators used in evaluating GCI Holdings as of June 30, 2019 and 2018.

	June 30,
	2019	2018
Consumer
Wireless:
Wireless lines in service[1]	191,200	200,900
Data:
Cable modem subscribers[2]	124,100	125,200
Video:
Basic subscribers[3]	84,100	91,600
Homes passed	253,400	253,400
Voice:
Total local access lines in service[4]	42,200	47,800
Business
Wireless:
Wireless lines in service[1]	21,400	22,100
Data:
Cable modem subscribers[2]	9,000	9,200
Voice:
Total local access lines in service[4]	35,600	37,000

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

As described in notes 1 and 2 to the accompanying condensed consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI Liberty in the contribution. Although GCI Holdings’ results are only included in the Company’s results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of GCI Holdings for the three and six months ended June 30, 2018, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. We have made pro forma adjustments to the results for the three and six months ended June 30, 2018 to reflect the impact of the FCC's decision in regards to RHC funding as described above in the Overview section. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of GCI Holdings for any future periods. The pro forma adjustments are based on available information and certain assumptions that the Company's management believes are reasonable. The pro forma adjustments are directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, stock-based compensation, and the exclusion of transaction related costs; RHC funding as described above; and the new revenue standard and are expected to have a continuing impact on the results of operations of the Company.

GCI Holdings’ operating results for the three and six months ended June 30, 2019 and pro forma operating results for the three and six months ended June 30, 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	amounts in thousands
Revenue	$210,979	218,372	424,190	433,430
Operating expenses (excluding stock-based compensation included below):
Operating expense	(63,639)	(65,809)	(127,944)	(128,819)
Selling, general and administrative expenses	(81,219)	(83,097)	(185,654)	(167,356)
Adjusted OIBDA	66,121	69,466	110,592	137,255
Stock-based compensation	(3,927)	(1,667)	(7,923)	(3,343)
Legal settlement	—	—	—	(3,600)
Insurance proceeds and restructuring, net	(4,218)	—	(1,718)	—
Depreciation and amortization	(65,177)	(57,993)	(132,130)	(116,662)
Operating income (loss)	$(7,201)	9,806	(31,179)	13,650

Revenue

The components of revenue for the three and six months ended June 30, 2019 and 2018, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	amounts in thousands
Consumer
Wireless	$39,915	41,935	79,822	82,925
Data	41,457	39,243	82,635	78,305
Video	21,049	22,150	42,070	44,627
Voice	4,547	5,390	9,031	10,689
Business
Wireless	23,726	24,485	46,483	48,288
Data	64,628	70,248	133,663	138,575
Video	3,988	3,488	7,813	7,173
Voice	11,669	11,433	22,673	22,848
Total	$210,979	218,372	424,190	433,430

Consumer wireless revenue decreased $2.0 million and $3.1 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended June 30, 2019 was primarily due to a $0.6 million and $1.3 million decrease in USF high cost support ("High Cost Support") for the three and six months ended June 30, 2019, respectively, due to the previously disclosed end of High Cost Support for urban areas as of December 31, 2018 and a $0.4 million and $0.9 million decrease in the subsidy for Lifeline subscribers for the three and six months ended June 30, 2019, respectively, due to a reduction of the subsidy provided by the State of Alaska.

Consumer data revenue increased $2.2 million and $4.3 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase was driven by subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $1.1 million and $2.6 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease was primarily due to a 8% decrease in the number of subscribers partially offset by customers choosing plans with higher recurring monthly charges that offer more channels.

Consumer voice revenue decreased $0.8 million and $1.7 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decreases were primarily due to a $0.3 million and $0.7 million decrease in High Cost Support due to a scheduled decrease in funding for urban areas for the three and six months ended June 30, 2019, respectively, and a decrease in long distance plan fee revenue driven by a reduction in the number of customers.

Business wireless revenue decreased $0.8 million and $1.8 million for the three and six months ended June 30, 2019 as compared to the corresponding period in the prior year, respectively. The decrease is primarily due to wholesale customers moving backhaul circuits from our network.

Business data revenue decreased $5.6 million and $4.9 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease for the three and six months ended June 30, 2019 is primarily due to a reduction of revenue from a healthcare customer whose funding was denied as discussed in the Overview section above.

Business video revenue increased $0.5 million and $0.6 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for three and six months ended June 30, 2019 is due to an increase in retransmission revenue driven by an increase in the price charged to satellite and cable providers for carrying the signal of our local broadcast stations.

Business voice revenue was relatively flat for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively.

Operating expenses decreased $2.2 million and $0.9 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease was driven by a $1.7 million and $1.4 million decrease in wireless handset costs driven by a decrease in handset sales.

Selling, general and administrative expenses decreased $1.9 million and increased $18.3 million for the three and six months ended June 30, 2019, as compared to the corresponding periods in the prior year, respectively. The decrease for the three months ended June 30, 2019 was driven by a decrease in contract labor. The increase for the six months ended June 30, 2019 was driven by a $21.3 million increase in the allowance for receivables as a result of USAC denying an appeal from one of our customers. See Rural Health Care Program in the Overview section above for more information.

Stock based compensation increased $2.3 million and $4.6 million for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively, due to awards granted in the fourth quarter of 2018 and first quarter of 2019.

Depreciation and amortization increased $7.2 million and $15.5 million or 12% and 13% for the three and six months ended June 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three and six months ended June 30, 2019 was primarily due to new assets placed in service since March 9, 2018 partially offset by assets which became fully depreciated since March 9, 2018 and due to lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

As of June 30, 2019, the Company's debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$721,214	4.9%	$775,000	6.8%
Corporate and other	$900,000	4.2%	$477,250	1.8%

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

At June 30, 2019, the fair value of the Company's equity securities was $2.1 billion. Had the market price of such securities been 10% lower at June 30, 2019, the aggregate value of such securities would have been $212 million lower. At June 30, 2019, the fair value of our investment in Liberty Broadband was $4.4 billion. Had the market price of such security been 10% lower at June 30, 2019, the fair value of such security would have been $445 million lower.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2018 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018.

USF receivables and contributions are subject to change.

GCI Holdings (referred to here as "GCI") receives support from each of the various USF programs: high cost, low income, rural health care, and schools and libraries. This support was 23% of the Company’s revenue for the period following the date of the Transactions through December 31, 2018. The support received by pre-Transaction GCI during prior years was comparable. GCI had USF net receivables of $91 million at December 31, 2018. In addition, the USF programs generally require us and other telecommunications providers to make contributions, based on certain revenue earned, into a fund used to subsidize the provision of voice services and broadband-capable voice networks in high-cost areas, the provision of voice and broadband services to low-income consumers, and the provision of internet, voice and telecommunications services to schools, libraries and certain health care providers. The USF programs in which we participate and their impact on our business and financial results are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Such changes to any of the USF programs that GCI participates in could result in material changes to receivables and contributions, which could have an adverse effect on GCI’s business and the Company’s financial position, results of operations or liquidity.

In November 2017, USAC requested further information in support of the rural rates charged to a number of our RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI received a letter from the Wireline Competition Bureau of the FCC (the "Bureau") notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI filed an Application for Review of the Bureau’s decision with the FCC. In the third quarter of 2018, GCI recorded a $19.1 million reduction in its receivables balance as part of its acquisition accounting and recorded a reduction in revenue in the current period for the funding year that ended on June 30, 2018 of approximately $8.6 million. GCI expects to reduce future RHC program revenue by a similar rate as to the funding year that ended on June 30, 2018, which based on a current run rate would approximate $7 million per quarter until it can reach a final resolution with the FCC regarding the funding amounts.

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

On November 30, 2018, a subsidiary of GCI received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by the Customer for the funding year that ended on June 30, 2018. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts a subsidiary of GCI has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer filed an appeal with USAC on January 29, 2019 and made a supplemental filing on March 12, 2019.

On May 6, 2019, the Customer received a letter from USAC that denied the Customer’s appeal for all requested funding on the basis that the Customer failed to indicate that it had received, and failed to submit copies of, the responses or bids received, when it originally sought funding from the RHC Program under the two service contracts that a subsidiary of GCI has with the Customer. The Customer appealed USAC’s decision to the Bureau on July 5, 2019 but resolution and the timing of the appeal are unknown at this time. As of March 31, 2019, GCI had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC has denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, it is probable that GCI has incurred a loss and an accounts receivable reserve has been recorded in the amount of $21.3 million and an associated bad debt expense has been recorded and included within selling, general, and administrative expense in the condensed consolidated statements of operations for the six months ended June 30, 2019. Additionally, because of the uncertainty of the Customer’s future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, we no longer believe revenue associated with the two service contracts should be recognized due to the unpredictability surrounding the collection of consideration under these two service contracts currently being denied by USAC. Historical annual revenue associated with the two service contracts was approximately $12 million in total and was expected to be the same in future periods. Revenue has not been recognized for the three months ended June 30, 2019 and will not be recognized until an adequate level of clarity is reached on the matter and the applicable revenue recognition criteria are met.

On June 13, 2019, the FCC issued a Notice of Proposed Rulemaking seeking comment on establishing an overall cap for all four Universal Service Fund programs. With an overall cap, rapid expansion in spending in any one or more programs could put pressure on the other programs. At this early stage in the proceeding, GCI cannot assess the timing or impact on funding that may result from this proceeding.

On August 1, 2019, the FCC adopted changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved, and it is expected that these changes will apply beginning with the funding year beginning July 1, 2021 and ending June 30, 2022. However, the proposed methodology for calculating and approving support under these changes relies on information that has not yet been collected and analyzed by USAC, and therefore GCI cannot assess at this time the substance, impact on funding, or timing of these changes adopted by the FCC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On March 9, 2018, the board of directors authorized a share repurchase program for $650 million of GCI Liberty Class A and Class B common stock. On June 25, 2018, the board of directors of GCI Liberty reapproved such repurchase program with respect to GCI Liberty's Series A and Series B common stock. There were no repurchases of GCI Liberty capital stock under the authorized share repurchase program during the three months ended June 30, 2019.

4,677 shares of GCI Liberty Series A common stock and 2,014 shares of GCI Liberty Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended June 30, 2019.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI Liberty, Inc.

Signature	Title	Date

/s/ Gregory B. Maffei	President and Chief Executive Officer	August 8, 2019
Gregory B. Maffei	(Principal Executive Officer)

/s/ Brian J. Wendling	Senior Vice President, Controller and Principal Financial Officer	August 8, 2019
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)