Form 10-Q
period 2019-09-30
GCI LIBERTY, INC.
filed 2019-11-12
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares outstanding of the registrant's classes of common stock as of October 31, 2019 was:

101,211,995 shares of Series A common stock; and
4,439,093 shares of Series B common stock

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2019	2018
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$410,130	491,257
Trade and other receivables, net of allowance for doubtful accounts of $18,248 and $7,555, respectively	190,779	182,600
Current portion of tax sharing receivable	7,813	36,781
Other current assets	43,222	40,100
Total current assets	651,944	750,738
Investments in equity securities (note 5)	2,213,589	1,533,517
Investments in affiliates, accounted for using the equity method (note 6)	168,839	177,030
Investment in Liberty Broadband measured at fair value (note 6)	4,467,508	3,074,373
Property and equipment, net	1,110,080	1,184,606
Intangible assets not subject to amortization:
Goodwill	855,837	855,837
Cable certificates	305,000	305,000
Wireless licenses	191,697	190,000
Other	16,500	16,500
	1,369,034	1,367,337
Intangible assets subject to amortization, net (note 7)	399,043	436,006
Tax sharing receivable	76,812	65,701
Other assets, net	188,454	71,514
Total assets	$10,645,303	8,660,822

		(Continued)
See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2019	2018
	amounts in thousands, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$83,959	100,334
Deferred revenue	28,520	31,743
Current portion of debt, net of deferred financing costs (note 8)	902,368	900,759
Other current liabilities	71,679	47,958
Total current liabilities	1,086,526	1,080,794
Long-term debt, net, including $579,291 and $462,336 measured at fair value, respectively (note 8)	2,088,015	1,985,275
Obligations under finance leases and tower obligations, excluding current portion (note 9)	99,158	122,245
Long-term deferred revenue	59,136	65,954
Deferred income tax liabilities	1,272,302	793,696
Preferred stock (note 10)	177,532	177,103
Derivative instrument	78,061	—
Indemnification obligation (note 4)	136,833	78,522
Other liabilities	140,971	50,543
Total liabilities	5,138,534	4,354,132
Equity
Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 101,211,071 shares at September 30, 2019 and 102,058,816 shares at December 31, 2018	1,012	1,021
Series B common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,439,460 shares at September 30, 2019 and 4,441,609 shares at December 31, 2018	44	44
Series C common stock, $.01 par value. Authorized 1,040,000,000 shares; no shares issued	—	—
Additional paid-in capital	3,225,883	3,251,957
Accumulated other comprehensive earnings (loss), net of taxes	(489)	168
Retained earnings	2,270,837	1,043,933
Total stockholders' equity	5,497,287	4,297,123
Non-controlling interests	9,482	9,567
Total equity	5,506,769	4,306,690
Commitments and contingencies (note 13)
Total liabilities and equity	$10,645,303	8,660,822

See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in thousands, except per share amounts
Revenue	$227,044	210,146	662,346	504,840
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	72,637	64,684	209,962	153,797
Selling, general and administrative, including stock-based compensation (note 12)	93,597	102,483	305,184	235,617
Insurance proceeds and restructuring, net	(1,482)	—	236	—
Depreciation and amortization expense	66,466	62,848	200,035	143,257
	231,218	230,015	715,417	532,671
Operating income (loss)	(4,174)	(19,869)	(53,071)	(27,831)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(38,353)	(37,614)	(116,357)	(81,304)
Share of earnings (losses) of affiliates, net (note 6)	1,921	10,856	(2,443)	18,714
Realized and unrealized gains (losses) on financial instruments, net (note 4)	156,165	495,509	1,844,863	(4,328)
Tax sharing agreement	2,362	2,492	18,895	(25,456)
Other, net	(540)	(834)	13,824	(982)
	121,555	470,409	1,758,782	(93,356)
Earnings (loss) before income taxes	117,381	450,540	1,705,711	(121,187)
Income tax (expense) benefit	(28,087)	(133,284)	(478,887)	(35,768)
Net earnings (loss)	89,294	317,256	1,226,824	(156,955)
Less net earnings (loss) attributable to the non-controlling interests	(28)	(127)	(85)	(320)
Net earnings (loss) attributable to GCI Liberty, Inc. shareholders	$89,322	317,383	1,226,909	(156,635)
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share (note 3)	$0.85	2.95	11.71	(1.45)
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share (note 3)	$0.84	2.91	11.60	(1.45)

See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in thousands
Net earnings (loss)	$89,294	317,256	1,226,824	(156,955)
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(5,477)	(5,419)	(657)	(18,537)
Comprehensive earnings (loss)	83,817	311,837	1,226,167	(175,492)
Less comprehensive earnings (loss) attributable to the non-controlling interests	(28)	(127)	(85)	(320)
Comprehensive earnings (loss) attributable to GCI Liberty, Inc. shareholders	$83,845	311,964	1,226,252	(175,172)

See accompanying notes to interim condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2019	2018
	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$1,226,824	(156,955)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	200,035	143,257
Stock-based compensation expense	18,153	20,926
Share of (earnings) losses of affiliates, net	2,443	(18,714)
Realized and unrealized (gains) losses on financial instruments, net	(1,844,863)	4,328
(Gain) loss on lease modification	(6,468)	—
Deferred income tax expense (benefit)	478,850	36,347
Other, net	3,625	10,121
Change in operating assets and liabilities:
Current and other assets	39,289	(73,601)
Payables and other liabilities	(35,774)	72,854
Net cash provided (used) by operating activities	82,114	38,563
Cash flows from investing activities:
Cash and restricted cash from acquisition of GCI Holdings	—	147,958
Capital expended for property and equipment	(108,633)	(89,376)
Purchase of investments	—	(48,581)
Proceeds from derivative instrument	105,866	—
Settlement of derivative instrument	(105,866)	—
Other, net	6,340	2,699
Net cash provided (used) by investing activities	(102,293)	12,700
Cash flows from financing activities:
Borrowings of debt	325,000	1,527,250
Repayment of debt, finance lease, and tower obligations	(334,275)	(88,543)
Repurchases of GCI Liberty common stock	(43,910)	(23,893)
Contributions from (distributions to) parent, net	—	(1,122,189)
Indemnification payment to Qurate Retail	—	(132,725)
Derivative payments	—	(80,001)
Other financing activities, net	(7,802)	(14,957)
Net cash provided (used) by financing activities	(60,987)	64,942
Net increase (decrease) in cash, cash equivalents and restricted cash	(81,166)	116,205
Cash, cash equivalents and restricted cash at beginning of period	492,032	574,148
Cash, cash equivalents and restricted cash at end of period	$410,866	690,353

The following table reconciles cash and cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total amount presented in the accompanying condensed consolidated statement of cash flows:

	September 30,	December 31,
	2019	2018
	amounts in thousands
Cash and cash equivalents	$410,130	491,257
Restricted cash included in other current assets	736	775
Total cash and cash equivalents and restricted cash at end of period	$410,866	492,032

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)
	Series A common stock	Series B common stock	Parent's Investment	Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity
	amounts in thousands
Balances at January 1, 2019	$1,021	44	—	3,251,957	168	1,043,933	9,567	4,306,690
Net earnings (loss)	—	—	—	—	—	1,226,909	(85)	1,226,824
Other comprehensive earnings (loss)	—	—	—	—	(657)	—	—	(657)
Stock-based compensation	—	—	—	19,539	—	—	—	19,539
Repurchases of GCI Liberty common stock	(10)	—	—	(43,900)	—	—	—	(43,910)
Issuance of common stock upon exercise of stock options	1	—	—	1,696	—	—	—	1,697
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3,501)	—	—	—	(3,501)
Other	—	—	—	92	—	(5)	—	87
Balances at September 30, 2019	$1,012	44	—	3,225,883	(489)	2,270,837	9,482	5,506,769

Balances at July 1, 2019	$1,012	44	—	3,219,710	4,988	2,181,515	9,510	5,416,779
Net earnings (loss)	—	—	—	—	—	89,322	(28)	89,294
Other comprehensive earnings (loss)	—	—	—	—	(5,477)	—	—	(5,477)
Stock-based compensation	—	—	—	5,775	—	—	—	5,775
Issuance of common stock upon exercise of stock options	—	—	—	391	—	—	—	391
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(70)	—	—	—	(70)
Other	—	—	—	77	—	—	—	77
Balances at September 30, 2019	$1,012	44	—	3,225,883	(489)	2,270,837	9,482	5,506,769

Balances at January 1, 2018	$—	—	2,305,440	—	—	1,914,963	3,633	4,224,036
Net earnings (loss)	—	—	—	—	—	(156,635)	(320)	(156,955)
Other comprehensive earnings (loss)	—	—	—	—	(18,537)	—	—	(18,537)
Stock-based compensation	—	—	—	18,766	—	—	—	18,766
Series A GCI Liberty stock repurchases	—	—	—	(23,893)	—	—	—	(23,893)
Contribution of taxes in connection with HoldCo Split-Off	—	—	1,343,834	—	—	—	—	1,343,834
Contributions from (distributions to) former parent, net	—	—	(1,122,189)	(2,014)	—	2,014	—	(1,122,189)
Change in Capitalization in connection with HoldCo Split-Off	1,041	44	(2,527,085)	2,526,000	—	—	7,000	7,000
Issuance of GCI Liberty Stock in connection with the Transactions	—	—	—	1,111,206	—	—	—	1,111,206
Issuance of Indemnification Agreement	—	—	—	(281,255)	—	—	—	(281,255)
Distribution to non-controlling interests	—	—	—	—	—	—	(3,273)	(3,273)
Other	—	—	—	(2,830)	—	254	2,910	334
Balances at September 30, 2018	$1,041	44	—	3,345,980	(18,537)	1,760,596	9,950	5,099,074

Balances at July 1, 2018	$1,046	44	—	3,367,534	(13,118)	1,441,199	7,167	4,803,872
Net earnings (loss)	—	—	—	—	—	317,383	(127)	317,256
Other comprehensive earnings (loss)	—	—	—	—	(5,419)	—	—	(5,419)
Stock-based compensation	—	—	—	6,881	—	—	—	6,881
Series A GCI Liberty stock repurchases	—	—	—	(23,893)	—	—	—	(23,893)
Contribution of taxes in connection with HoldCo Split-Off	—	—	(2,383)	—	—	—	—	(2,383)
Contributions from (distributions to) former parent, net	—	—	2,471	(2,014)	—	2,014	—	2,471
Change in Capitalization in connection with HoldCo Split-Off	(5)	—	(88)	93	—	—	—	—
Other	—	—	—	(2,621)	—	—	2,910	289
Balances at September 30, 2018	$1,041	44	—	3,345,980	(18,537)	1,760,596	9,950	5,099,074

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail (for accounting purposes a related party of GCI Liberty) with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the Holdco Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the Holdco Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the Holdco Split-Off as a result of the Holdco Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. Under the facilities sharing agreement, GCI Liberty shares office space with Liberty Media and related amenities at its corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs negotiated semi‑annually. Liberty Media is a related party of GCI Liberty for accounting purposes as a result of the services agreement. Under these agreements, amounts reimbursable to Liberty Media were approximately $2.3 million and $2.1 million for the three months ended September 30, 2019 and 2018, and $6.8 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

	Three months ended	Nine months ended
	September 30, 2018
	amounts in thousands, except per share amounts
Revenue	$220,737	664,287
Net earnings (loss)	$327,046	(157,678)
Net earnings (loss) attributable to GCI Liberty shareholders	$327,173	(157,242)
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$3.04	(1.46)
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$3.00	(1.46)

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

Series A and Series B Common Stock

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	number of shares in thousands
Basic WASO	104,819	107,631	104,800	107,693
Diluted WASO	105,850	109,061	105,798	107,693
Antidilutive shares excluded from diluted WASO	—	—	—	1,499

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2019			December 31, 2018
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$363,026	363,026	—	384,071	384,071	—
Equity securities	$2,208,304	2,208,304	—	1,529,901	1,529,901	—
Investment in Liberty Broadband	$4,467,508	4,467,508	—	3,074,373	3,074,373	—
Derivative instrument	$78,061	—	78,061	20,340	—	20,340
Indemnification obligation	$136,833	—	136,833	78,522	—	78,522
Exchangeable senior debentures	$579,291	—	579,291	462,336	—	462,336

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Pursuant to an indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC's 1.75% exchangeable debentures due 2046 (the "1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $281.3 million was recorded upon completion of the HoldCo Split-Off. In June 2018, Qurate Retail repurchased 417,759 bonds of the 1.75% Exchangeable Debentures for approximately $457 million, including accrued interest, and the Company made a payment under the indemnification agreement to Qurate Retail in the amount of $133 million. The remaining indemnification liability due to LI LLC pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the accompanying condensed consolidated balance sheets as of September 30, 2019 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of September 30, 2019, a holder of the 1.75% Exchangeable Debentures does not have the ability to exchange and, accordingly, such indemnification obligation is included as a long-term liability in the accompanying condensed consolidated balance sheets. Additionally, as of September 30, 2019, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in thousands
Equity securities	$90,770	175,359	683,808	(53,681)
Investment in Liberty Broadband	19,207	366,211	1,393,135	(36,706)
Derivative instruments	60,640	(3,223)	(57,721)	69,329
Indemnification obligation	(3,485)	(14,937)	(58,311)	48,671
Exchangeable senior debentures	(10,967)	(27,901)	(116,048)	(31,941)
	$156,165	495,509	1,844,863	(4,328)

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

(5) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30,	December 31,
	2019	2018
	amounts in thousands
Charter (a)	$2,208,304	1,526,984
Other investments (b)	5,285	6,533
	$2,213,589	1,533,517
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

(6) Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at September 30, 2019 and the carrying amount at December 31, 2018:

	September 30, 2019			December 31, 2018
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree (a)	26.6%	$1,069,118	$166,819	174,002
Other	various	NA	2,020	3,028
			$168,839	177,030

(a) Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of September 30, 2019.

The Company’s share of LendingTree’s earnings (losses) was $2.0 million and $10.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company's share of LendingTree's earnings (losses) was $(1.4) million and $15.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the accompanying condensed consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	September 30,	December 31,
	2019	2018
	amounts in thousands
Current assets	$94,951	84,574
Investment in Charter, accounted for using the equity method	12,067,329	12,004,376
Other assets	9,767	9,487
Total assets	12,172,047	12,098,437
Long-term debt	572,619	522,928
Deferred income tax liabilities	972,005	965,829
Other liabilities	15,251	11,062
Equity	10,612,172	10,598,618
Total liabilities and shareholders' equity	$12,172,047	12,098,437

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in thousands
Revenue	$3,713	3,518	10,918	18,680
Operating expenses, net	(11,301)	(7,614)	(31,873)	(25,601)
Operating income (loss)	(7,588)	(4,096)	(20,955)	(6,921)
Share of earnings (losses) of affiliates	61,633	84,739	141,882	126,952
Gain (loss) on dilution of investment in affiliate	(11,219)	(3,203)	(68,944)	(35,165)
Realized and unrealized gains (losses) on financial instruments, net	(433)	5,678	(433)	3,659
Other income (expense), net	(5,773)	(5,717)	(17,829)	(16,371)
Income tax benefit (expense)	(9,124)	(17,762)	(8,474)	(17,005)
Net earnings (loss)	$27,496	59,639	25,247	55,149

(7) Intangible Assets

Intangible Assets Subject to Amortization

	September 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$408,267	(85,229)	323,038	408,267	(55,417)	352,850
Other amortizable intangibles	131,830	(55,825)	76,005	122,759	(39,603)	83,156
Total	$540,097	(141,054)	399,043	531,026	(95,020)	436,006

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization expense for intangible assets with finite useful lives was $15.2 million and $17.1 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets with finite useful lives was $46.5 million and $38.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Remainder of 2019	$15,448
2020	$52,633
2021	$42,250
2022	$36,496
2023	$33,603

(8) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2019	2019	2018
	amounts in thousands
Margin Loan Facility	$900,000	900,000	900,000
Exchangeable senior debentures	477,250	579,291	462,336
Senior notes	775,000	796,985	803,287
Senior credit facility	713,280	713,280	715,124
Wells Fargo note payable	7,197	7,197	7,554
Deferred financing costs	—	(6,370)	(2,267)
Total debt	$2,872,727	2,990,383	2,886,034
Debt classified as current (included in other current liabilities)		(902,368)	(900,759)
Total long-term debt		$2,088,015	1,985,275

Margin Loan

On December 29, 2017, Broadband Holdco, LLC ("Broadband Holdco"), a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1 billion (the “Margin Loan”). 42,681,842 shares of Liberty Broadband Series C common stock with a value of $4.5 billion were pledged by Broadband Holdco, LLC as collateral for the loan as of September 30, 2019. This Margin Loan has a term of two years with an interest rate of LIBOR plus 1.85% and contains an undrawn commitment fee of up to 0.75% per annum. Deferred financing costs incurred on the Margin Loan are reflected in current portion of debt, net in the accompanying condensed consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan was used to make a distribution to Qurate Retail of $1.1 billion to be used within one year for the repurchase of QVC Group stock (now the Qurate Retail common stock) or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement. The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

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

Senior Notes

On June 6, 2019, GCI, LLC issued $325 million of 6.625% Senior Notes due 2024 at par ("2024 Notes"). The 2024 Notes are unsecured and the net proceeds were used to fund the redemption of $325 million aggregate outstanding principal amount of 6.75% Senior Notes due 2021. Interest on the 2024 Notes and the 6.875% Senior Notes due 2025, which were issued by GCI, Inc., which is now GCI, LLC (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company's option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $22.0 million at September 30, 2019. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations. As of September 30, 2019, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes. Accordingly, the Company, can only access additional funding under the revolving portion of the Senior Credit Facility (as defined below) so long as we are in compliance with the Senior Credit Facility covenants after giving effect to any additional borrowings.

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

As of September 30, 2019, there is $238.3 million outstanding under the Term Loan B, $475.0 million outstanding under the revolving portion of the Senior Credit Facility and $8.1 million in letters of credit under the Senior Credit Facility, which leaves $66.9 million available for borrowing so long as we are in compliance with the debt covenants after giving effect to any additional borrowings.

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of September 30, 2019.

Fair Value of Debt

The fair value of the Senior Notes was $828.5 million at September 30, 2019.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at September 30, 2019.

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

The Company elected certain of the available transition practical expedients, including those that permit it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment. The most significant impact of the new guidance was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases. In addition, the Company elected the practical expedient to account for the lease and non-lease components as a single lease component and will not recognize ROU assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.

The Company recognized $107 million of ROU assets, $28 million of short-term operating lease liabilities and $79 million of long-term operating lease liabilities in the accompanying condensed consolidated balance sheet upon the adoption of the new standard.

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

The Company has entered into finance lease agreements with satellite providers for transponder capacity to transmit voice and data traffic in rural Alaska. The Company is also party to finance lease agreements for an office building and certain retail store locations. The Company also leases office space, land for towers and communication facilities, satellite transponders, fiber capacity, and equipment. These leases are classified as operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease. During the nine months ended September 30, 2019, the Company amended its lease agreement with a satellite provider that resulted in a $22.5 million reduction to the finance lease liability and a $16.0 million reduction to fixed assets, resulting in a gain of $6.5 million that is included in Other, net on the condensed consolidated statements of operations.

Our leases have remaining lease terms of less than one year to 31 years, some of which may include the option to extend for up to 40 years, and some of which include options to terminate the leases within 18 years.

The components of lease cost during the three and nine months ended September 30, 2019 were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	amounts in thousands
Operating lease cost (1)	$12,806	33,515

Finance lease cost
Depreciation of leased assets	$722	4,321
Interest on lease liabilities	91	908
Total finance lease cost	$813	5,229
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

For the three months ended September 30, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) and operating lease expense of $2.2 million and $13.3 million, respectively. For the nine months ended September 30, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) and operating lease expense of $5.0 million and $30.1 million, respectively.

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The remaining weighted-average lease term and the weighted average discount rate were as follows:

Nine months ended
September 30, 2019
Weighted-average remaining lease term (years):
Finance leases	3.6
Operating leases	4.9
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	5.0%

Supplemental balance sheet information related to leases was as follows:

September 30,
2019
amounts in thousands
Operating leases:
Operating lease ROU assets, net (1)	$132,769

Current operating lease liabilities (2)	$40,638
Operating lease liabilities (3)	88,931
Total operating lease liabilities	$129,569

Finance Leases:
Property and equipment, at cost	$18,102
Accumulated depreciation	(4,574)
Property and equipment, net	$13,528

Current obligations under finance leases (4)	$4,894
Obligations under finance leases	8,614
Total finance lease liabilities	$13,508
(1) Operating lease ROU assets, net are included within the other assets, net line item in the accompanying condensed consolidated balance sheets.
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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 30, 2019
amounts in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,710
Operating cash flows from finance leases	$983
Financing cash flows from finance leases	$6,405
ROU assets obtained in exchange for lease obligations
Operating leases	$39,178
Finance leases	$—

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at September 30, 2019 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligations
	amounts in thousands
Remainder of 2019	$1,373	12,059	1,932
2020	5,491	44,512	7,797
2021	4,076	35,435	7,953
2022	1,973	21,683	8,112
2023	678	14,552	8,274
Thereafter	1,734	23,185	142,825
Total lease payments	15,325	151,426	176,893
Less: imputed interest	(1,817)	(21,857)	(85,247)
Total lease liabilities	$13,508	129,569	91,646

(10) Preferred Stock

GCI Liberty Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") was issued as a result of the auto conversion that occurred on March 8, 2018. The Company is required to redeem all outstanding shares of Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following the twenty-first anniversary of the March 8, 2018 auto conversion. There were 7,500,000 shares of Preferred Stock authorized and 7,211,759 shares issued and outstanding at September 30, 2019. An additional 42,500,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Preferred Stock is accounted for as a liability in the accompanying condensed consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Preferred Stock are recorded as interest expense in the accompanying condensed consolidated statements of operations.

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing on the first such date following the auto conversion, which occurred immediately after the market closed on March 8, 2018. If GCI Liberty fails to pay cash dividends on the Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. On September 16, 2019, the Company announced that it declared a quarterly cash dividend of approximately $0.44 per share of Preferred Stock which was paid on October 15, 2019 to shareholders of record of the Preferred Stock at the close of business on September 30, 2019.

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

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs. All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects. Restricted cash of $0.7 million was held by Unicom at September 30, 2019 and is included in the accompanying condensed consolidated balance sheets. The Company completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby the Company may be obligated or entitled to repurchase US Bancorp’s interest in each investment fund for a nominal amount. The Company believes that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions. The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp. The Company has agreed to indemnify US Bancorp for any loss or recapture of NMTCs until such time as its obligation to deliver tax benefits is relieved. There have been no credit recaptures as of September 30, 2019. The value attributed to the put/calls is nominal.

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

The assets and liabilities of the consolidated VIEs were $89 million and $63 million, respectively, as of September 30, 2019.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. US Bank does not have recourse to us or our other assets, with the exception of customary representations and indemnities the Company has provided. The Company is not required and does not currently intend to provide additional financial support to these VIEs.

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $5.8 million and $7.8 million of stock based compensation during the three months ended September 30, 2019 and 2018, respectively, and $18.2 million and $20.9 million during the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, and in connection with our CEO's employment agreement, GCI Liberty granted 22 thousand options to purchase shares of GCI Liberty Series B common stock and 51 thousand performance-based RSUs of GCI Liberty Series B common stock to our CEO. Such options had a GDFV of $18.27 per share. The RSUs had a GDFV of $53.78 per share at the time they were granted. The options cliff vested immediately upon grant, and the RSUs cliff vest in one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,650	$47.61
Granted	—	$—
Exercised	(275)	$24.66
Forfeited/Cancelled	(49)	$55.65
Outstanding at September 30, 2019	1,326	$52.08	1.1	years	$13
Exercisable at September 30, 2019	1,053	$54.02	0.6	years	$8

	Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,223	$56.10
Granted	22	$58.11
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2019	1,245	$56.14	3.3	years	$8
Exercisable at September 30, 2019	926	$56.05	3.7	years	$6

As of September 30, 2019, the total unrecognized compensation cost related to unvested options and RSA/RSUs was approximately $4 million and $20 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.4 years and 2.5 years, respectively.

As of September 30, 2019, GCI Liberty had 485 thousand RSUs outstanding.

As of September 30, 2019, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 1.3 million shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 6, 2019, the Customer received a letter from USAC that denied the Customer’s appeal for all requested funding on the basis that the Customer failed to indicate that it had received, and failed to submit copies of, the responses or bids received, when it originally sought funding from the RHC Program under the two service contracts that a subsidiary of GCI Holdings has with the Customer. The Customer appealed USAC’s decision to the Wireline Competition Bureau of the FCC on July 5, 2019 but resolution and the timing of the appeal are unknown at this time. As of March 31, 2019, GCI Holdings had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC has denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, it is probable that GCI Holdings has incurred a loss and an accounts receivable reserve has been recorded in the amount of $21.3 million and an associated bad debt expense has been recorded during the first quarter of 2019, and included within selling, general, and administrative expense in the condensed consolidated statements of operations. Additionally, because of the uncertainty of the Customer's future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, we no longer believe revenue associated with the two service contracts should be recognized due to the unpredictability surrounding the collection of consideration under these two service contracts currently being denied by USAC. Revenue has not been recognized beyond the first quarter of 2019 and will not be recognized until an adequate level of clarity is reached on the matter and the applicable revenue recognition criteria are met.

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

For the three and nine months ended September 30, 2019, the Company has identified the following subsidiary as a reportable segment:

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

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Measures

Revenue by segment from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$29,509	25,584	84,506	62,312
Data	42,920	39,652	125,555	88,921
Video	21,194	22,272	63,255	50,180
Voice	4,051	4,368	12,833	10,246
Business Revenue
Wireless	20,060	18,071	57,837	44,889
Data	69,960	59,585	201,803	154,239
Video	4,115	4,927	11,928	9,436
Voice	6,747	6,361	19,587	14,282
Lease, grant, and revenue from subsidies	22,472	24,226	67,914	55,114
Total GCI Holdings	221,028	205,046	645,218	489,619
Corporate and other	6,016	5,100	17,128	15,221
Total	$227,044	210,146	662,346	504,840

Liberty Broadband revenue totaled $3.7 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively and $10.9 million and $18.7 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company had gross receivables of $216 million and deferred revenue of $38 million at September 30, 2019 from contracts with customers, which amounts exclude receivables and deferred revenue arising from leases, grants, and subsidies. Our customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the nine months ended September 30, 2019 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of approximately $63 million in the remainder of 2019, $233 million in 2020, $164 million in 2021, $112 million in 2022 and $97 million in 2023 and thereafter.

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

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). The Company believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business' performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements, insurance proceeds and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in

GCI LIBERTY, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
GCI Holdings	$71,960	57,945	182,552	156,608
Liberty Broadband	(4,586)	(2,198)	(11,877)	(414)
Corporate and other	(5,382)	(7,205)	(17,199)	(20,256)
	61,992	48,542	153,476	135,938
Eliminate Liberty Broadband	4,586	2,198	11,877	414
	$66,578	50,740	165,353	136,352

Other Information

	September 30, 2019
	Total	Investments	Capital
	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,346,168	580	107,431
Liberty Broadband	12,172,047	12,067,329	75
Corporate and other	7,299,135	168,259	1,202
Eliminate Liberty Broadband	(12,172,047)	(12,067,329)	(75)
Consolidated	$10,645,303	168,839	108,633

The following table provides a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Adjusted OIBDA	$66,578	50,740	165,353	136,352
Stock‑based compensation	(5,768)	(7,761)	(18,153)	(20,926)
Depreciation and amortization	(66,466)	(62,848)	(200,035)	(143,257)
Insurance proceeds and restructuring, net	1,482	—	(236)	—
Operating income (loss)	(4,174)	(19,869)	(53,071)	(27,831)
Interest expense	(38,353)	(37,614)	(116,357)	(81,304)
Share of earnings (loss) of affiliates, net	1,921	10,856	(2,443)	18,714
Realized and unrealized gains (losses) on financial instruments, net	156,165	495,509	1,844,863	(4,328)
Tax Sharing Agreement	2,362	2,492	18,895	(25,456)
Other, net	(540)	(834)	13,824	(982)
Earnings (loss) from continuing operations before income taxes	$117,381	450,540	1,705,711	(121,187)

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A in the Quarterly Report on Form 10-Q for the three months ended June 30, 2019. Any forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

On May 6, 2019, the Customer received a letter from USAC that denied the Customer’s appeal for all requested funding on the basis that the Customer failed to indicate that it had received, and failed to submit copies of, the responses or bids received, when it originally sought funding from the RHC Program under the two service contracts that a subsidiary of GCI Holdings has with the Customer. The Customer appealed USAC’s decision to the Wireline Competition Bureau of the FCC on July 5, 2019 but resolution and the timing of the appeal are unknown at this time. As of March 31, 2019, GCI Holdings had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC has denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, it is probable that GCI Holdings has incurred a loss and an accounts receivable reserve has been recorded in the amount of $21.3 million and an associated bad debt expense has been recorded during the first quarter of 2019 and included within selling, general, and administrative expense in the condensed consolidated statements of operations. Additionally, because of the uncertainty of the Customer’s future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, we no longer believe revenue associated with the two service contracts should be recognized due to the unpredictability surrounding the collection of consideration under these two service contracts currently being denied by USAC. Historical annual revenue associated with the two service contracts was approximately $12 million in total and was expected to be the same in future periods. Revenue has not been recognized beyond the first quarter of 2019 and will not be recognized until an adequate level of clarity is reached on the matter and the applicable revenue recognition criteria are met.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Revenue
GCI Holdings	$221,028	205,047	645,218	489,620
Corporate and other	6,016	5,099	17,128	15,220
Consolidated	$227,044	210,146	662,346	504,840

Operating Income (Loss)
GCI Holdings	$3,663	(8,859)	(27,516)	4,661
Corporate and other	(7,837)	(11,010)	(25,555)	(32,492)
Consolidated	$(4,174)	(19,869)	(53,071)	(27,831)

Adjusted OIBDA
GCI Holdings	$71,960	57,945	182,552	156,608
Corporate and other	(5,382)	(7,205)	(17,199)	(20,256)
Consolidated	$66,578	50,740	165,353	136,352

Revenue. Our consolidated revenue increased $16.9 million and $157.5 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three month period is due to a $16.0 million increase at GCI Holdings for the same period. The increase for the nine month period is primarily due to an increase of $155.6 million at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018, which resulted in a partial quarter of activity for the first quarter of 2018 and a full quarter of activity for the first quarter of 2019. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating Income (Loss). Our consolidated operating loss decreased $15.7 million and increased $25.2 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease in the operating loss for the three month period is primarily due to a $12.5 million decrease in the operating loss for GCI Holdings. The increase in the operating loss for the nine month period is primarily due to a $32.2 million increase in the operating loss at GCI Holdings as a result of the acquisition of GCI Holdings on March 9, 2018 and associated depreciation and amortization as a result of acquisition accounting. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for corporate and other decreased $3.2 million and $6.9 million for the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in the prior year due to a decrease in costs associated with the Transactions.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $5.8 million and $7.8 million of stock compensation expense for the three months ended September 30, 2019 and 2018, respectively, and $18.2 million and $20.9 million of stock compensation expense for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $2.0 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, was primarily due to decreases in stock compensation at Corporate and other of $1.3 million and $3.7 million for the three and nine month periods, respectively, and a decrease at GCI Holdings of $0.7 million and an increase of $1.0 million for the three and nine month periods, respectively. As of September 30, 2019, the total unrecognized compensation cost related to unvested options and RSAs was approximately $4 million and $20 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.4 years and 2.5 years, respectively.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure. The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. The Company's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. The Company believes this is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business' performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Operating income (loss)	$(4,174)	(19,869)	(53,071)	(27,831)
Depreciation and amortization	66,466	62,848	200,035	143,257
Stock-based compensation	5,768	7,761	18,153	20,926
Insurance proceeds and restructuring, net	(1,482)	—	236	—
Adjusted OIBDA	$66,578	50,740	165,353	136,352

Consolidated Adjusted OIBDA increased $15.8 million and $29.0 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three month period is primarily due to an increase in revenue at GCI Holdings. The increase for the nine month period is primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Interest expense
GCI Holdings	$(22,765)	(21,266)	(68,248)	(47,455)
Corporate and other	(15,588)	(16,348)	(48,109)	(33,849)
Consolidated	$(38,353)	(37,614)	(116,357)	(81,304)

Share of earnings (losses) of affiliates, net
GCI Holdings	$(28)	(36)	(139)	(86)
Corporate and other	1,949	10,892	(2,304)	18,800
Consolidated	$1,921	10,856	(2,443)	18,714

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$—	—	1,669	—
Corporate and other	156,165	495,509	1,843,194	(4,328)
Consolidated	$156,165	495,509	1,844,863	(4,328)

Tax sharing agreement
GCI Holdings	$—	—	—	—
Corporate and other	2,362	2,492	18,895	(25,456)
Consolidated	$2,362	2,492	18,895	(25,456)

Other, net
GCI Holdings	$319	(198)	13,081	620
Corporate and other	(859)	(636)	743	(1,602)
Consolidated	$(540)	(834)	13,824	(982)

Interest Expense. Consolidated interest expense increased $0.7 million and $35.1 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three month period was primarily due to higher interest rates partially offset by a decrease in amounts owed under the Senior Credit Facility and Margin Loan (each as defined in note 8 of the accompanying condensed consolidated financial statements). The increase for the nine month period was primarily due to the acquisition of GCI Holdings on March 9, 2018, the Margin Loan and the Exchangeable Senior Debentures (as defined in note 8 of the accompanying condensed consolidated financial statements) that were issued on June 18, 2018.

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net decreased $8.9 million and $21.2 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively, due to a decrease in earnings by our affiliates.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Equity securities	$90,770	175,359	683,808	(53,681)
Investment in Liberty Broadband	19,207	366,211	1,393,135	(36,706)
Derivative instruments	60,640	(3,223)	(57,721)	69,329
Indemnification obligation	(3,485)	(14,937)	(58,311)	48,671
Exchangeable senior debentures	(10,967)	(27,901)	(116,048)	(31,941)
	$156,165	495,509	1,844,863	(4,328)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. The decrease for the three months ended September 30, 2019 as compared to the corresponding period in the prior year was primarily driven by a decrease in the unrealized gain for our investment in Liberty Broadband and Charter. The increase for the nine months ended September 30, 2019 as compared to the corresponding period in the prior year was primarily driven by an unrealized gain in our investments in Liberty Broadband and Charter.

Tax sharing agreement. The change in the tax sharing receivable due from Qurate Retail resulted in gains of $2.4 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and a gain of $18.9 million and a loss of $25.5 million for the nine months ended September 30, 2019 and 2018, respectively. The change in the tax sharing receivable for 2019 was primarily the result of the tax effect of the movement in the fair value of Qurate Retail’s 1.75% exchangeable senior debentures due 2046. The change in the tax sharing receivable for 2018 was primarily the result of the tax effect of the movement in the fair value of Qurate Retail's 1.75% exchangeable senior debentures due 2046 and an increase in the valuation allowance recorded against Qurate Retail's Colorado net operating loss deferred tax asset as a result of a Colorado tax law change in the second quarter of 2018.

Other, net. The change in Other, net at GCI Holdings for the nine months ended September 30, 2019 is primarily due to a $6.5 million gain for an amendment made to a finance lease and a $3.2 million gain for the write-off of the premium recorded for the senior notes that were refinanced during the second quarter of 2019. The change in Other, net at Corporate and other for the three and nine months ended September 30, 2019 is primarily due to investment gains or losses.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Earnings (loss) before income taxes	$117,381	450,540	1,705,711	(121,187)
Income tax (expense) benefit	$(28,087)	(133,284)	(478,887)	(35,768)
Effective income tax rate	24%	30%	28%	30%

The Company recognized income tax expense in excess of expected federal tax expense for the three and nine months ended September 30, 2019, primarily due to state income tax expense.

The Company recognized additional income tax expense in the three months ended September 30, 2018, primarily due to state income tax expense.

The Company recognized additional income tax expense in the nine months ended September 30, 2018 primarily related to an increase in the Company's state effective tax rate used to measure deferred taxes resulting from the HoldCo Split-Off in March 2018, partially offset by a decrease in the Company's state effective tax rate used to measure deferred taxes resulting from a state law change during the second quarter and the effect of additional state income tax benefits.

Net earnings (loss). The Company had net earnings of $89.3 million and $317.3 million for the three months ended September 30, 2019 and 2018, respectively. The Company had net earnings of $1,226.8 million and a net loss of $157.0 million for the nine months ended September 30, 2019 and 2018, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of September 30, 2019, substantially all of our cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, and debt and equity issuances. The available sources of liquidity discussed above provide the Company adequate options to address the Margin Loan prior to maturity. As of September 30, 2019, GCI, LLC exceeded the maximum leverage threshold, as measured by the terms of its Senior Notes. Accordingly, the Company can only access additional funding under the revolving portion of the Senior Credit Facility so long as we are in compliance with the Senior Credit Facility covenants after giving effect to any additional borrowings. We believe we have sufficient cash from operating activities and cash on hand to fund our business.

As of September 30, 2019, the Company had a cash and cash equivalents balance of $410.1 million.

	Nine months ended September 30,
	2019	2018
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$82,114	38,563
Net cash provided (used) by investing activities	(102,293)	12,700
Net cash provided (used) by financing activities	(60,987)	64,942
	$(81,166)	116,205

During the nine months ended September 30, 2019, the Company’s primary uses of cash included capital expenditures and repurchases of GCI Liberty Series A common stock. The Company's significant recurring investing activity has been capital expenditures and is expected to continue in the future. A significant portion of our capital expenditures are based on the level of customer growth and updated technology. The Company’s primary sources of cash included cash from operations and cash on hand.

Proceeds from borrowings fluctuate from year to year based on our liquidity needs. We may use excess cash to make optional repayments on our debt or repurchase our common stock depending on various factors, such as market conditions.

The projected uses of the Company's cash for the remainder of 2019 are capital expenditures of approximately $33 million, approximately $48 million for interest payments on outstanding debt, payments for preferred stock dividends, repurchases of GCI Liberty Series A common stock under the approved share buyback program, and potential additional investments in existing or new businesses.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. We have seen a general decrease in subscriber metrics primarily due to the recession in Alaska as discussed in the Overview section. The following table highlights selected key performance indicators used in evaluating GCI Holdings as of September 30, 2019 and 2018.

	September 30,
	2019	2018
Consumer
Wireless:
Wireless lines in service[1]	188,400	197,800
Data:
Cable modem subscribers[2]	124,600	125,300
Video:
Basic subscribers[3]	82,200	90,300
Homes passed	253,400	253,400
Voice:
Total local access lines in service[4]	40,800	45,800
Business
Wireless:
Wireless lines in service[1]	21,100	22,000
Data:
Cable modem subscribers[2]	9,000	9,200
Voice:
Total local access lines in service[4]	34,800	36,600

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

As described in notes 1 and 2 to the accompanying condensed consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI Liberty in the contribution. Although GCI Holdings’ results are only included in the Company’s results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes we are presenting the pro forma results of GCI Holdings for the three and nine months ended September 30, 2018, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. We have made pro forma adjustments to the results for the three and nine months ended September 30, 2018 to reflect the impact of the FCC's decision in regards to RHC funding as described above in the Overview section. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of GCI Holdings for any future periods. The pro forma adjustments are based on available information and certain assumptions that the Company's management believes are reasonable. The pro forma adjustments are directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, stock-based compensation, and the exclusion of transaction related costs; RHC funding as described above; and the new revenue standard and are expected to have a continuing impact on the results of operations of the Company.

GCI Holdings’ operating results for the three and nine months ended September 30, 2019 and pro forma operating results for the three and nine months ended September 30, 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Revenue	$221,028	215,636	645,218	649,066
Operating expenses (excluding stock-based compensation included below):
Operating expense	(67,722)	(61,201)	(195,666)	(190,020)
Selling, general and administrative expenses	(81,346)	(86,044)	(267,000)	(253,400)
Adjusted OIBDA	71,960	68,391	182,552	205,646
Stock-based compensation	(4,017)	(1,667)	(11,940)	(5,010)
Legal settlement	—	—	—	(3,600)
Insurance proceeds and restructuring, net	1,482	—	(236)	—
Depreciation and amortization	(65,762)	(62,081)	(197,892)	(178,743)
Operating income (loss)	$3,663	4,643	(27,516)	18,293

Revenue

The components of revenue for the three and nine months ended September 30, 2019 and 2018, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	amounts in thousands
Consumer
Wireless	$41,929	38,552	121,751	121,477
Data	42,920	39,652	125,555	117,957
Video	21,198	22,276	63,268	66,903
Voice	4,275	4,897	13,306	15,586
Business
Wireless	24,393	24,392	70,876	72,680
Data	70,813	69,592	204,476	208,167
Video	4,115	4,927	11,928	12,100
Voice	11,385	11,348	34,058	34,196
Total	$221,028	215,636	645,218	649,066

Consumer wireless revenue increased $3.4 million and $0.3 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase in revenue during the three and nine month periods was primarily due to increased plan fee revenue of $3.9 million and $4.2 million, respectively, driven by the absence in 2019 of the forgiveness of a month of service for the Company's wireless customers, which occurred in 2018, and subscribers' selection of plans with higher recurring monthly charges that offer higher usage limits. During the third quarter of 2018, the Company implemented a new billing system that included a transition of wireless customers from billing in arrears to billing in advance. To ease the transition for customers, the Company forgave one month of service for those customers who would have otherwise received an invoice for two months of service. The increase in revenue for the three and nine month periods was partially offset by a decrease in the number of subscribers, a decrease in USF high cost support ("High Cost Support") of $0.6 million and $1.8 million, respectively, due to the previously disclosed end of High Cost Support for urban areas as of December 31, 2018 and a $0.3 million and $1.1 million decrease in the subsidy for Lifeline subscribers for the three and nine month periods, respectively, due to a reduction of the subsidy provided by the State of Alaska.

Consumer data revenue increased $3.3 million and $7.6 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase was driven by subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits. The increase was partially offset by a decrease driven by the loss of subscribers.

Consumer video revenue decreased $1.1 million and $3.6 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease was primarily due to a 9% decrease in the number of subscribers partially offset by customers choosing plans with higher recurring monthly charges that offer more channels.

Consumer voice revenue decreased $0.6 million and $2.3 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decreases were primarily due to a $0.3 million and $1.0 million decrease in High Cost Support due to a scheduled decrease in funding for urban areas for the three and nine months ended September 30, 2019, respectively, and a decrease in long distance plan fee revenue driven by a reduction in the number of customers.

Business wireless revenue was flat and decreased $1.8 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease in the nine month period is primarily due to wholesale customers removing backhaul circuits from our network.

Business data revenue increased $1.2 million and decreased $3.7 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three month period is due to a $2.2 million increase in data and transport revenue driven by an increase in the price of business cable modems and higher sales to school and medical customers. The increase for the three month period was partially offset by a $0.9 million decrease in professional services revenue driven by a decrease in special project work and a reduction of revenue from a healthcare customer whose funding was denied as discussed in the Overview section above. The decrease for the nine month period is primarily due to a reduction of revenue from a healthcare customer whose funding was denied as discussed in the Overview section above partially offset by increased revenue from school and medical customers and the increase in business cable modem prices.

Business video revenue decreased $0.8 million and $0.2 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The decrease for three and nine month periods is primarily due to a decrease in political advertising revenue.

Business voice revenue was relatively flat for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively.

Operating expenses increased $6.5 million and $5.6 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three month period was primarily due to a $2.6 million increase in wireless network and roaming costs, a $2.0 million increase in costs to operate our satellite network driven by a transition from accounting for satellite transponders as operating leases instead of finance leases, and a $1.2 million increase in video costs driven by increases in what we pay content producers. The increase for the nine month period was primarily due to a $1.3 million increase in wireless network and roaming costs, a $3.0 million increase in costs to operate our satellite network driven by a transition from accounting for satellite transponders as operating leases instead of finance leases, and a $1.3 million increase in video costs driven by an increase in contractual costs for video customer premise equipment.

Selling, general and administrative expenses decreased $4.7 million and increased $13.6 million for the three and nine months ended September 30, 2019, as compared to the corresponding periods in the prior year, respectively. The decrease for the three month period was primarily due to a decrease in labor expense driven by the Company's cost cutting efforts. The increase for the nine month period was driven by a $21.3 million increase in the allowance for receivables as a result of USAC denying an appeal from one of our customers, which was partially offset by a $6.3 million decrease in labor and contract labor costs. See Rural Health Care Program in the Overview section above for more information.

Stock based compensation increased $2.4 million and $6.9 million for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively, due to awards granted in the fourth quarter of 2018 and first quarter of 2019.

Depreciation and amortization increased $3.7 million and $19.1 million or 6% and 11% for the three and nine months ended September 30, 2019 as compared to the corresponding periods in the prior year, respectively. The increase for the three and nine months ended September 30, 2019 was primarily due to new assets placed in service since March 9, 2018, partially offset by assets which became fully depreciated since March 9, 2018 and lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

As of September 30, 2019, the Company's debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$720,477	4.7%	$775,000	6.8%
Corporate and other	$900,000	4.0%	$477,250	1.8%

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

At September 30, 2019, the fair value of the Company's equity securities was $2.2 billion. Had the market price of such securities been 10% lower at September 30, 2019, the aggregate value of such securities would have been $221 million lower. At September 30, 2019, the fair value of our investment in Liberty Broadband was $4.5 billion. Had the market price of such security been 10% lower at September 30, 2019, the fair value of such security would have been $447 million lower.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2019 because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Management has continued to monitor the implementation of the remediation plan described in the 2018 Form 10-K, as described below.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2019, we continued to review the design of our controls, made adjustments and continued implementing controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Programs

On March 9, 2018, the board of directors authorized a share repurchase program for $650 million of GCI Liberty Class A and Class B common stock. On June 25, 2018, the board of directors of GCI Liberty reapproved such repurchase program with respect to GCI Liberty's Series A and Series B common stock. There were no repurchases of GCI Liberty capital stock under the authorized share repurchase program during the three months ended September 30, 2019.

Item 6. Exhibits

Listed below are the exhibits that are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI Liberty, Inc.

Signature	Title	Date

/s/ Gregory B. Maffei	President and Chief Executive Officer	November 12, 2019
Gregory B. Maffei	(Principal Executive Officer)

/s/ Brian J. Wendling	Senior Vice President, Controller and Principal Financial Officer	November 12, 2019
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)