Form 10-K
period 2019-12-31
GCI LIBERTY, INC.
filed 2020-02-27
CIK 808461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the close of trading on June 28, 2019 was $6.2 billion.
The number of shares outstanding of the registrant’s common stock as of January 31, 2020, was:
101,308,504 shares of Series A common stock; and 4,437,400 shares of Series B common stock
Documents Incorporated by Reference
The Registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

GCI LIBERTY, INC.
2019 ANNUAL REPORT ON FORM 10-K

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail (for accounting purposes a related party of GCI Liberty) with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the Holdco Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the Holdco Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the Holdco

Split-Off as a result of the Holdco Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the services agreement entered into in December 2019. Under the facilities sharing agreement, GCI Liberty shares office space with Liberty Media and related amenities at its corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs negotiated semi‑annually.

In December 2019, the Company entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., Liberty Broadband, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 14% for the Company. The new agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).

We refer to the combination of GCI Holdings, LLC (“GCI Holdings”), non controlling interests in Liberty Broadband, Charter and LendingTree, a controlling interest in Evite, and certain other assets and liabilities as “GCI Liberty”, the “Company”, “us”, “we” and “our.”

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's business, product and marketing strategies; new service offerings; revenue growth; the recoverability of the Company's goodwill and other long-lived assets; the Company's projected sources and uses of cash; renewal of licenses; the effects of regulatory developments; the Rural Healthcare Program; the remediation of a material weakness; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	future financial performance, including availability, terms and deployment of capital;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	cyberattacks or other network disruptions;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;

•	domestic and international economic and business conditions and industry trends, specifically the state of the Alaska economy;

•	consumer spending levels, including the availability and amount of individual consumer debt;

•	rapid technological changes;

•	failure to protect the security of personal information about the Company's and its businesses' customers; and

•	the regulatory and competitive environment of the industries in which the Company operates.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

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

GCI Holdings' revenue was comprised of 51% from data services, 22% from wireless services and 27% from video, voice and other services for 2019. GCI Holdings' revenue was comprised of 49% from data services, 22% from wireless services and 29% from video, voice and other services from March 9, 2018 through December 31, 2018.

GCI Holdings has a history of making and integrating acquisitions of telecommunications providers and other providers of complementary services. Its management team will continue to pursue investments that it believes fit with its strategy and networks and that enhance earnings.

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

Evite

Evite is a digital invitation platform focused on bringing people together. With thousands of free and premium customizable designs which can be sent by email or text message, Evite makes celebrating face-to-face easier and more memorable for its over one hundred million annual users and their guests. Real-time messaging and RSVP tracking continue to make planning easier. Through Evite Donations, which has raised close to $20 million dollars, users can invite guests to support a favorite charity or personal cause without leaving their invitation. Launched in 1998, Evite has sent nearly 3 billion invitations. Evite generates revenue primarily from the sale of digital advertising for publication on its platform, including custom display advertising, native advertising content, custom integrations and brand partnerships. Evite conducts advertising sales through its direct regional sales teams and programmatically through ad exchanges. Diversified revenue streams are an increasing part of Evite's business with a focus on premium invitation purchases and Evite Pro subscriptions, which accounted for more than a quarter of Evite revenue in 2019. Evite is headquartered in Los Angeles. Evite's competitors include Paperless Post and various social media platforms.

Liberty Broadband

Liberty Broadband consists of its wholly owned subsidiary Skyhook Holding, Inc. (“Skyhook”) and an interest in Charter Communications, Inc. ("Charter"). Skyhook provides location determination and location intelligence and data insight services.

Charter is the second largest cable operator in the United States and a leading broadband communications services company providing video, Internet and voice services to approximately 29.2 million residential and small and medium business customers at December 31, 2019. Charter also offers mobile services to residential customers and recently launched mobile services to small and medium business customers. In addition, Charter sells video and online advertising inventory to local, regional and national advertising customers and tailored communications and managed solutions to large enterprise customers. Charter also owns and operates regional sports networks and local sports, news and community channels.

The Company owns an approximate 23.5% economic interest in Liberty Broadband as of December 31, 2019. Due to overlapping boards of directors and management, GCI Liberty has been deemed to have significant influence over Liberty Broadband (for accounting purposes) even though GCI Liberty does not have any voting rights (see note 7 of the Company's consolidated financial statements found in Part II of this report for additional information). GCI Liberty has elected to apply the fair value option for its investment in Liberty Broadband as it is believed that the Company’s investors value this investment based on the trading price of Liberty Broadband.

LendingTree

LendingTree operates an online consumer platform for consumers seeking loans and other credit-based offerings. LendingTree offers consumers tools and resources, including free credit scores, that facilitate comparison-shopping for mortgage loans, home equity loan and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans, insurance quotes and other related offerings. LendingTree primarily seeks to match in-market consumers with multiple providers on its marketplace who can provide them with competing quotes for loans, deposit products, insurance or other related offerings they are seeking. LendingTree also serves as a valued partner to lenders and other providers seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries it generates with these lenders. LendingTree is headquartered in Charlotte, North Carolina.

The Company owns approximately 26.5% of the outstanding common stock of LendingTree as of December 31, 2019. The Company has entered into an agreement with LendingTree pursuant to which, among other things, it has the right to nominate 20% of the members of LendingTree’s board of directors. The Company has nominated two of the ten current board members.

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

Wireless Services and Products

General. The FCC regulates the licensing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the United States pursuant to the Communications Act. The Company's wireless licensee subsidiaries are subject to regulation by the FCC, and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services. The FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of services licensees may offer and how such services may be offered, and the resolution of issues of interference between spectrum bands. The FCC does not currently regulate rates for services offered by commercial mobile radio service providers (the official legal description for wireless service providers).

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

Universal Service. The High Cost Program of the Universal Service Fund ("USF") pays Eligible Telecommunications Carriers ("ETCs") to support the provision of facilities-based wireless telephone service in high cost areas. A wireless carrier may seek ETC status so that it can receive support from the USF. Under FCC regulations and RCA orders, GCI Holdings is an authorized ETC for purposes of providing wireless telephone service in many rural areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireless telephone services, and its net cost of providing wireless telephone services in these areas would be materially adversely affected.

On August 31, 2016, the FCC published the Alaska High Cost Order. Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC is to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The FCC has not to date issued any further orders with respect to that process.

On December 1, 2017, the FCC released a Fourth Report and Order to reform and modernize the USF’s Lifeline program ("Lifeline Order"). The Lifeline program is administered by the Universal Service Administrative Company ("USAC") and is designed to ensure that quality telecommunications services are available to low-income customers at just, reasonable, and affordable rates. The current Lifeline program provides an enhanced $25 monthly subsidy to qualifying subscribers that live on tribal lands ("Enhanced Tribal Subsidy"), which includes all of Alaska, in addition to the $9.25 subsidy provided to all Lifeline subscribers. The Lifeline Order adopted several reforms, but, most significantly, it limited the Enhanced Tribal Subsidy to only those subscribers living in "rural" tribal areas. On February 1, 2019, the United States Court of Appeals for the D.C. Circuit ("D.C. Circuit") vacated the Lifeline Order as arbitrary and capricious, remanding the matter to the FCC for a new notice-and-comment-rulemaking proceeding. On November 14, 2019, the FCC released a Fifth Report and Order, Order on Reconsideration and Further Notice of Proposed Rulemaking ("FNPRM") regarding the Lifeline program. Although that Order adopted, and the FNPRM proposed, further program protections, the FNPRM did not propose limiting the Enhanced Tribal Subsidy to "rural" areas.

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

Emergency 911. The FCC has imposed rules requiring carriers to provide emergency 911 services, including enhanced 911 (“E911”) services that provide the caller's phone number and approximate location to local public safety dispatch agencies. Providers are required to transmit the geographic coordinates of the customer’s location, for both indoor and outdoor locations, within accuracy parameters revised by the FCC, to be implemented over a phase-in period. The FCC also imposed requirements to allow users to text-to-911 if the local public safety dispatch agency requests and is able to receive such texts. Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. GCI Holdings has been able to meet FCC requirements for 911 location accuracy and text-to-911 to date; however, it may not be able to do so in the future, depending upon the extent of technology development.

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

At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Pursuant to Section 6409(a) of the Middle Class Tax Relief Act of 2012, state and local governments are further constrained in their regulation of changes to existing wireless infrastructure. Nonetheless, securing federal, state and local government approvals for new antenna structures has been and is likely to continue to be difficult, lengthy and costly.

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

On February 26, 2015, the FCC adopted an order reclassifying Internet service as a telecommunications service under Title II of the Communications Act. This order prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users' and edge providers’ ability to send traffic to, from, and among each other. The order also strengthened the FCC’s transparency rules, which require accurate and truthful service disclosures, sufficient for consumers to make informed choices, for example, about speed, price and fees, latency, and network management practices. The order allowed broadband providers to engage in reasonable network management, including using techniques to address traffic congestion. These rules applied equally to wired and wireless broadband services. The order refrained from applying rate regulation and tariff requirements on broadband services. On January 4, 2018, the FCC released an order ("2018 Order") that returned to a Title I classification of Internet service and eliminated many of the requirements described above. On October 1, 2019, the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) ruled on numerous appeals of the 2018 Order by interested parties. The D.C. Circuit largely upheld the 2018 Order. However, it vacated that portion of the 2018 Order preempting inconsistent state or local regulations, and remanded the 2018 Order to the FCC for further consideration of its effect on public safety, pole attachment regulation, and the Lifeline support program. The D.C. Circuit’s ruling may be subject to further judicial review.

There are various efforts in Congress and through state legislation to re-impose the rules adopted in 2015. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, which establishes many of the requirements adopted by the FCC in 2015. California has agreed not to enforce the new law pending judicial review of the 2018 Order in the D.C. Circuit, and any subsequent proceedings before the U.S. Supreme Court. While GCI Holdings does not believe that the 2015 FCC order conflicts with its existing practices or offerings, the re-imposition of that regulatory framework would impose regulatory burdens, likely would increase its costs, and could adversely affect the manner and price of providing service.

On October 27, 2016, the FCC adopted rules governing how broadband internet access service providers may use and disclose certain customer information. Those rules were more restrictive in certain respects than the rules that apply to other entities in the internet economy, including Google and Facebook. On April 3, 2017, the President signed Pub. Law 115-22, which repealed the FCC’s rules under the Congressional Review Act. Various efforts in Congress, at the FTC, and in state legislatures seek to regulate how service providers in the internet economy may use and disclose customer information. Those efforts could impact GCI Holdings' ability to use customer data and impose costs and operational challenges.

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

Rural Health Care Program. The USF Rural Health Care ("RHC") Program provides funding to eligible healthcare providers for telecommunications and broadband services. The RHC Telecommunications Program subsidizes the rates for telecommunications services provided to rural health care providers based on the difference between the urban and rural rates for such services. The Healthcare Connect Fund Program provides support for high-capacity broadband connectivity to eligible health care providers. In connection with receiving these subsidies, GCI Holdings prepares annual cost studies in support of the rates it charges, and submits these studies to the FCC for review.

Funding Year 2017 Rate Reduction. In November 2017, USAC requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI Holdings filed an Application for Review of the Bureau’s decision with the FCC. This matter remains pending before the FCC.

RHC Program Funding Cap. On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400 million to $571 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding is expected to be available to pay in full the approved funding under the RHC program for the funding years ended on June 30, 2018 and 2019. On June 10, 2019, the FCC released a public notice noting that the funding cap for the funding year ending on June 30, 2020 is $594 million, also noting that USAC projects that $83 million in unused funds will be available for use in the funding year ending on June 30, 2020. On February 14, 2020, USAC informed the FCC that it had identified an additional $162.7 million of unused funds available for use in future years, and that it had begun issuing commitments fully funding qualified single year requests in the Telecom and Healthcare Connect portions of the RHC programs for the funding year ending on June 30, 2020.

Enforcement Bureau Inquiry. In addition, on March 23, 2018, GCI Holdings received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods, to which it is in the process of responding. This includes inquiry into the rates charged by GCI Holdings that are still pending, and presently it is unable to assess the ultimate resolution of this rate inquiry. Other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

USAC Funding Denials. On November 30, 2018, GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the “Customer”) for the funding year that ended on June 30, 2018. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer appealed this decision in early 2019 and on May 6, 2019 USAC denied the Customer's appeal. The Customer then appealed USAC’s decision to the Bureau on July 5, 2019. As of March 31, 2019, GCI Holdings had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, the Company determined at the time it was probable that GCI Holdings incurred a loss and an accounts receivable reserve was recorded in the amount of $21.3 million and an associated bad debt expense was recorded during the first quarter of 2019 and included within Selling, general, and administrative expense in the consolidated statements of operations. Additionally, because of the uncertainty of the Customer’s future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, the Company no longer believed revenue associated with the two service contracts should be recognized. Historical annual revenue associated with the two service contracts was approximately $12.0 million in total and was expected to be the same in future periods. Revenue has not been recognized beyond the first quarter of 2019.

On February 19, 2020, the Bureau issued an FCC order that granted the Customer’s appeal for the two service contracts that were originally denied funding by USAC. In the order, the FCC has directed USAC to reverse its previous funding denials. Because the FCC order provides the Company with additional information subsequent to December 31, 2019 about the resolution of a contingency that existed as of year-end, the Company has recognized the impact of the FCC order in our consolidated financial statements. Such impact resulted in the reversal of the previously recorded $21.3 million accounts receivable reserve and associated bad debt expense included within Selling, general, and administrative expense in the consolidated statements of operations.

Compliance with RHC Program Rules. In the fourth quarter of 2019, the Company became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules. Based on these procedures, the Company accrued a loss of approximately $17.0 million for contracts that are deemed probable of not complying with the RHC Program rules. The Company also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated. GCI Holdings has notified the FCC of its potential compliance issues and will continue to work with the FCC to resolve such matters. See note 16 to the consolidated financial statements for further discussion.

Revision of Support Calculations and Approval. On August 20, 2019, the FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ending June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC. The proposed methodology for calculating and approving support under these changes relies on information that has not yet been collected and analyzed by USAC, and therefore GCI Holdings cannot assess at this time the substance, impact on funding, or timing of these changes adopted by the FCC, although these changes could potentially reduce support under the RHC Program.

Schools and Libraries Program. In 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program ("E-Rate"), which aids schools and libraries in obtaining affordable broadband. These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. These orders did not have a material effect on the overall E-Rate support available to GCI Holdings' schools and libraries customers, and therefore did not materially affect its revenue from such customers. See Item 1A. Risk Factors for additional risks related to the Company's participation in this USF program.

Other Federal Activities. Congress and certain federal agencies are considering ways to streamline federal permitting obligations and to provide additional financial support for broadband services in areas that are difficult to serve. GCI Holdings continues to monitor these activities and cannot predict at this time whether those efforts will make a material difference to its ability to deploy broadband infrastructure.

Video Services and Products

General. Because video communications systems use local streets and rights-of-way, they generally are operated pursuant to franchises (which can take the form of certificates, permits, or licenses) granted by a municipality or other state or local government entity. The RCA is the franchising authority for all of Alaska. GCI Holdings believes that it has generally met the terms of its franchises, which do not require periodic renewal, and has provided quality levels of service. Military franchise requirements also affect its ability to provide video services to military bases.

Must Carry/Retransmission Consent. The Cable Television Consumer Protection Act of 1992 (the "1992 Cable Act") contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years to require a cable system to carry the station, subject to certain exceptions, or to negotiate for “retransmission consent” to carry the station. In July 2019, the FCC modified these rules such that broadcasters need only send carriage election notices to multichannel video programming distributors when first electing carriage or changing their carriage election status from must carry to retransmission consent or vice versa.

The FCC rules require cable operators to carry the digital programming streams of broadcast television stations who elect "Must Carry." The current rules do not require any cable operator to carry multiple digital programming streams from a single broadcast television station, but should the FCC change this policy, GCI Holdings would be required to devote additional cable capacity to carrying broadcast television programming streams, a step that could require the removal of other programming services.

Pole Attachments. The Communications Act requires the FCC to regulate the rates, terms and conditions imposed by public utilities for cable systems’ use of utility pole and conduit space unless state authorities can demonstrate that they adequately regulate pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates on a formula basis. This formula governs the maximum rate certain utilities may charge for attachments to their poles and conduit by companies providing communications services, including cable operators. The RCA, however, does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA. In addition, in 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services, and on November 17, 2015, took further steps to bring telecommunications and cable pole attachment rates into parity. Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, GCI Holdings does not expect the rules to have an impact on the terms under which it accesses poles. GCI Holdings cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of its operations.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review. GCI Holdings cannot predict the outcome of this legislative review, which could adversely affect its ability to obtain desired broadcast programming or affect the cost of that programming. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Wireline Voice Services and Products

General. As an interexchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of interstate, international, and intrastate long-distance services. As a state-certificated competitive local exchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of local communications services, although as of November 2019, the Alaska Legislature eliminated the RCA's regulation of rates but retained its certificate authority related to intrastate long-distance and local communications services through the passage of Senate Bill 83. Military franchise requirements also affect GCI Holdings' ability to provide communications services to military bases.

Universal Service for Rural and High Cost Areas. The USF provides support to ETCs related to their provision of facilities-based wireline telephone service in high cost areas. Under the Alaska High Cost Order, GCI Holdings receives this support for its incumbent local exchange carrier operations, which are Eligible Telecommunications Carriers (ETCs) under FCC regulations and RCA Orders. This support is frozen at the 2011 levels for High Cost Loop Support and Interstate Common Line Support that those operations, with certain adjustments. The support has a ten-year term, from January 1, 2017 to December 31, 2026. Without ETC status, GCI Holdings would not qualify for USF support in these areas, and its net cost of providing local telephone services in these areas would be materially adversely affected. See “Description of Our Business - Regulation - Wireless Services and Products - Universal Service” for information on USF reform. Pursuant to the Alaska High Cost Order, GCI Holdings must meet certain performance requirements with respect to the offering of broadband services in its incumbent local exchange carrier areas. The FCC directed its Wireline Competition Bureau to reassess those performance commitments before December 31, 2021. If GCI Holdings fails to meet these performance requirements, it will be subject to repayment of a portion of the high cost support received, as specified in the Alaska High Cost Order. Although GCI Holdings formerly received high cost support for service provided by its competitive local exchange carrier operations, the phase-down of that support pursuant to the Alaska High Cost Order concluded on December 31, 2018.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the Communications Act of 1934, as amended by the Telecommunications Act of 1996, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it not to apply. All ILECs in Alaska are Rural Telephone Companies except Alaska Communications Systems Group, Inc. (“ACS”) in its Anchorage study area. GCI Holdings participated in numerous proceedings regarding the rural exemptions of various ILECs in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

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

See “Narrative Description of Business — Competition — Voice Services and Products Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. In 2011, the FCC released rules to restructure and reduce over time terminating interstate access charges, along with a proposal to adopt similar reforms applicable to originating interstate access charges. The details of implementation in general and between different classes of technology continue to be addressed by the FCC, and could affect the economics of some aspects of GCI Holdings' business. GCI Holdings cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but GCI Holdings does not expect it to have a material adverse impact on its operations.

Unbundled Network Elements. The ability to obtain unbundled network elements ("UNEs") is an important element of GCI Holdings' local access services business. On August 2, 2019, the FCC released a Memorandum Opinion and Order eliminating certain unbundling and resale requirements. On November 25, 2019, the FCC released a Notice of Proposed Rulemaking proposing to eliminate all remaining unbundled network elements and avoided-cost resale requirements. GCI Holdings cannot predict the extent to which existing FCC rules governing access to and pricing for UNEs will be changed in the face of additional legal action and the impact of any further rule modifications that are yet to be determined by the FCC.

Moreover, changes in the regulatory classification of services that are transmitted over facilities may impact the extent to which GCI Holdings will be permitted access to such facilities. Changes to the applicable regulations could result in a change in its cost of serving new and existing markets. On July 7, 2017, ACS filed a petition in which it asked the FCC to regulate GCI Holdings as an ILEC pursuant to section 251(h)(2) of the Communications Act, including the requirement to provide competitors with access to unbundled network elements. GCI Holdings cannot predict at this time the outcome of this proceeding. However, grant of the petition in its entirety may subject GCI Holdings to regulatory burdens that could materially impact its costs.

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

Retail Wireless Services and Products Competition. The Company competes with AT&T, Verizon, and community or regional-based wireless providers, and resellers of those services in Anchorage and other markets. Regulatory policies favor robust competition in wireless markets. Wireless local number portability helps to maintain a high level of competition in the industry because it allows subscribers to switch carriers without having to change their telephone numbers.

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

Data Services and Products Competition. The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price, service bundles, the services and enhancements offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability. The Company competes with other providers some of which are headquartered outside of Alaska and have substantially greater financial, technical and marketing resources.

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

Video Services and Products Competition. The Company's video systems face competition from services and devices that offer distribution of movies, television shows and other video programming, using alternative methods such as Internet video streaming and direct broadcast satellite ("DBS"). The Company's video systems also face competition from potential overbuilds of its existing cable systems. The extent to which the Company's video systems are competitive depends, in part, upon its ability to provide quality programming and other services at competitive prices.

Internet video streaming services, such as Netflix, Hulu and Amazon Prime, are a major source of competition for the Company's video services. Additionally, some online video services produce or acquire their own original content. However, as a major Internet-provider, the competition may result in additional data service subscriber revenue for the Company to the extent it grows average Internet revenue per subscriber.

The DBS industry is another major source of competition for the Company's video services. Two major companies, AT&T-owned DIRECTV and DISH Network Corporation, are currently offering high-power DBS services in Alaska.

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

Voice Services and Products Competition. The Company's most significant competition for local access and long-distance comes from wireless substitution and voice over Internet protocol services. Wireless local number portability allows consumers to retain the same phone number as they change service providers allowing for interchangeable and portable fixed-line and wireless numbers. A growing number of consumers now use wireless service as their primary voice phone service for local calling. The Company also competes against ILECs, long-distance resellers and certain smaller rural local telephone companies for local access and long-distance. The Company has competed by offering what it believes is excellent customer service and by providing desirable bundles of services.

See “Regulatory Matters — Wireline Voice Services and Products” above for more information.

Employees

Pursuant to a services agreement between Liberty Media and GCI Liberty, 86 Liberty Media corporate employees provide certain management services to GCI Liberty for a determined fee. In connection with the provision of these services, GCI Liberty provides certain elements of compensation to these corporate employees and executive officers of Liberty Media. As of December 31, 2019, the Company's consolidated subsidiaries had an aggregate of approximately 2,051 full and part-time employees and the Company is not party to any union contracts with its employees. The Company believes that its employee relations are good.

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

Item 1A. Risk Factors.

The risks described below and elsewhere in this Annual Report on Form 10-K are not the only ones that relate to the Company's businesses or its capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on the Company's businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below were to occur, the Company's businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to the Company's Corporate History and Structure

GCI Liberty conducts its operations to maintain an exclusion from the definition of an "investment company" under the 40 Act (as defined below), but nevertheless, may become subject to the 40 Act.

GCI Liberty is in the business of selling communications and entertainment services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. Further, the GCI Holdings operating subsidiaries currently generate substantially all of the cash flow of the consolidated GCI Liberty. GCI Liberty intends to continue to conduct its operations so that neither it nor any of its subsidiaries is required to register as an investment company under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder (the “40 Act”). To ensure that GCI Liberty does not become subject to regulation under the 40 Act, GCI Liberty may be limited in the type of assets that it may continue to own or acquire and, further, may need to dispose of or acquire certain assets (through a purchase, sale, merger or other transaction) at such times or on such terms as may be less favorable to GCI Liberty than if it were not required to enter into such transaction to maintain its exclusion from regulation under the 40 Act. If for any reason, however, GCI Liberty were to become subject to regulation under the 40 Act (such as due to significant accretion in the value of its interests in certain investment securities coupled with a reduction in the value of the GCI Holdings operations or a change in circumstance which results in a reclassification of certain of its operating assets as investment securities for purposes of the 40 Act), after giving effect to any applicable grace periods, GCI Liberty may be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to its corporate governance structure and financial reporting, and could restrict its activities going forward. In addition, if GCI Liberty were to become inadvertently subject to the 40 Act, any violation of the 40 Act could subject it to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of its contracts could be deemed unenforceable.

Factors Relating to the Transactions

The Company may have a significant indemnity obligation to Qurate Retail if the GCI Liberty Split-Off is treated as a taxable transaction.

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

Even if the GCI Liberty Split-Off otherwise qualifies under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the GCI Liberty Split-Off would result in a significant U.S. federal income tax liability to Qurate Retail (but not to the former holders of Liberty Ventures common stock) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of Qurate Retail or in the stock of the Company (excluding, for this purpose, acquisitions of its common stock meeting statutory exceptions) as part of a plan or series of related transactions that includes the GCI Liberty Split-Off. Any acquisition of the stock of Qurate Retail or the Company (or any successor corporation) within two years before or after the GCI Liberty Split-Off would generally be presumed to be part of a plan that includes the GCI Liberty Split-Off, although the parties may be able to rebut that presumption under certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinion of tax counsel described above, Qurate Retail or the Company might inadvertently cause or permit a prohibited change in ownership of Qurate Retail or the Company, thereby triggering tax liability to Qurate Retail.

Prior to the GCI Liberty Split-Off, the Company entered into a tax sharing agreement with Qurate Retail. Under this agreement, Qurate Retail is generally responsible for any taxes and losses resulting from the failure of the GCI Liberty Split-Off to qualify as a tax-free transaction; however, the Company is required to indemnify Qurate Retail, its subsidiaries and certain related persons for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by the Company (applicable to actions or failures to act by the Company and its subsidiaries following the completion of the GCI Liberty Split-Off), or (ii) result from the application of Section 355(e) of the Code to the GCI Liberty Split-Off as a result of the treatment of the GCI Liberty Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by either vote or value) in the stock of the Company (or any successor corporation). The Company's indemnification obligations to Qurate Retail, its subsidiaries, and certain related persons are not limited in amount or subject to any cap. If the Company is required to indemnify Qurate Retail, its subsidiaries, or such related persons under the circumstances set forth in the tax sharing agreement, the Company may be subject to substantial liabilities, which could materially adversely affect its financial position.

To preserve the tax-free treatment of the GCI Liberty Split-Off, the Company may determine to forgo certain transactions that might have otherwise been advantageous to it, including certain asset dispositions or other strategic transactions for some period of time following the GCI Liberty Split-Off. In addition, the Company's indemnity obligation related to the GCI Liberty Split-Off under the tax sharing agreement might discourage, delay or prevent a change of control transaction for some period of time following the GCI Liberty Split-Off.

The Company has overlapping directors and management with Qurate Retail, Liberty Media, Liberty Broadband and Liberty TripAdvisor Holdings, Inc., which may lead to conflicting interests.

As a result of the Transactions and other transactions between 2011 and 2016 that resulted in the separate corporate existence of Qurate Retail, Liberty Media, Liberty Broadband and Liberty TripAdvisor Holdings, Inc. (“Liberty TripAdvisor”), most of the executive officers of GCI Liberty also serve as executive officers of Qurate Retail, Liberty Media, Liberty TripAdvisor and Liberty Broadband, and there are overlapping directors. With the exception of the Company’s ownership of shares of Liberty Broadband's non-voting Series C common stock, none of these companies has any ownership interest in any of the others. The Company's executive officers and members of its board of directors have fiduciary duties to its shareholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, Liberty Broadband or Liberty TripAdvisor have fiduciary duties to that company's stockholders. For example, there may be the potential for a conflict of interest when Qurate Retail, Liberty Media, Liberty Broadband, Liberty TripAdvisor or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest in the event there are matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of the Company’s directors and officers own GCI Liberty stock and equity awards and own Qurate Retail, Liberty Media, Liberty Broadband and Liberty TripAdvisor stock and equity awards. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of the applicable issuer's board of directors in accordance with its corporate governance guidelines. Each of Liberty Broadband, Liberty TripAdvisor and GCI Liberty has renounced its rights to certain business opportunities, and their respective certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, Liberty Broadband, Liberty TripAdvisor and GCI Liberty, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. Any other potential conflicts that may arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, GCI Liberty may enter into transactions with Qurate Retail, Liberty Media, Liberty Broadband and Liberty TripAdvisor and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transaction will be as favorable to GCI Liberty, Qurate Retail, Liberty Media, Liberty Broadband and Liberty TripAdvisor or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

The market value of GCI Liberty's interests in publicly-traded securities may be affected by market conditions beyond its control that could cause it to record losses for declines in such market value.

As of December 31, 2019, GCI Liberty's assets included shares of Charter valued at approximately $2.6 billion and shares of Liberty Broadband, which is Charter's largest shareholder with a 25.01% voting interest in Charter, valued at approximately $5.4 billion. The Company has no ability to exercise control over either Charter or Liberty Broadband, and therefore it cannot cause either investee to take actions which may be in the best interest of the Company and its investment in these companies. Although many of the risks described below relating to the Company's operating business similarly affect Charter and Liberty Broadband, for additional information regarding the risks and uncertainties specific to Charter and Liberty Broadband, holders of GCI Liberty securities should please see “Part I-Item 1A. Risk Factors-Factors Relating to Our Corporate History and Structure” and “Part I-Item 1A. Risk Factors-Factors Relating to Charter” of Liberty Broadband's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 3, 2020. In addition, as of December 31, 2019, GCI Liberty's assets included an interest in the publicly traded equity of LendingTree with a market value of approximately $1,045.0 million. The value of these interests may be affected by economic and market conditions that are beyond the Company's control, and its ability to liquidate or otherwise monetize these interests without adversely affecting their value may be limited.

Factors Relating to the Company's GCI Holdings' Business and Future Results

Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may also materially and adversely affect the business operations of GCI Holdings, which the Company refers to as "GCI" in the following risk factors relating to the business of GCI Holdings. Any of the following risks could materially and adversely affect the Company's business, financial position, results of operations or liquidity.

GCI faces competition that may reduce the Company's market share and harm its financial performance.

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

The Company expects competition to increase as a result of the rapid development of new technologies, services and products. The Company cannot predict which of many possible future technologies, products or services will be important to maintain GCI’s competitive position or what expenditures will be required to develop and provide these technologies, products or services. GCI’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, economic conditions and pricing strategies by competitors. To the extent GCI does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry and in its markets, GCI could lose market share or experience a decline in its revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable lower margin services. Competitive pressures also create challenges for its ability to grow new businesses or introduce new services successfully and execute its business plan. GCI also faces the risk of potential price cuts by the Company's competitors that could materially adversely affect its market share and gross margins.

GCI’s wholesale customers including its major roaming customers may construct facilities in locations where they currently contract with GCI to use its network to provide service on their behalf. The Company could experience a decline in revenue and net income if any of GCI’s wholesale customers constructed or expanded their existing networks in places where service is currently provided by GCI’s network. Some of GCI’s wholesale customers have greater access to financial, technical, and other resources than GCI does. GCI expects to continue to offer competitive alternatives to such customers in order to retain significant traffic on GCI's network. The Company cannot predict whether such customers will continue to see GCI's network as a compelling alternative. GCI’s inability to negotiate renewals of such contracts could have a material adverse effect on the Company's business, financial condition and results of operations.

If GCI experiences low or negative rates of subscriber acquisition or high rates of turnover, the Company's financial performance will be impaired.

GCI is in the business of selling communications and entertainment services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers. In recent years, GCI has seen a general decrease in subscriber metrics. If GCI is unable to retain and attract subscribers, its and the Company's financial performance will be impaired. GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors including the size of its service areas, network performance and reliability issues, its device and service offerings, subscribers’ perceptions of its services, and customer care quality. Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers. Although GCI has implemented programs to attract new subscribers and address subscriber turnover, the Company cannot assure you that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful. A high rate of turnover or low or negative rate of new subscriber acquisition would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The FCC requires commercial mobile radio service providers to provide roaming, upon request, for voice and SMS text messaging services on just, reasonable and non-discriminatory terms. The FCC also requires carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. If GCI were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, it may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for its customers or may be unable to provide such services on a cost-effective basis. GCI’s inability to obtain new or replacement roaming services on a cost-effective basis may limit its ability to compete effectively for wireless customers, which may increase its turnover and decrease its revenue, which in turn could materially adversely affect the Company's business, financial condition and results of operations.

GCI’s business is subject to extensive governmental legislation and regulation. Changes to or interpretations of existing statutes, rules, regulations, or the adoption of new ones, could adversely affect GCI's business, financial position, results of operations or liquidity.

As described above in “Item 1. - Business - Regulatory Matters,” GCI’s business is subject to extensive federal and state governmental legislation and regulation. There can be no assurance that future changes or additions to the regulatory system under which GCI operates will benefit or have no effect on GCI. Similarly, these rules and regulations are subject to interpretation by the applicable agencies, and new interpretations, or those of which GCI is not aware, could impact GCI’s operations and have an adverse effect on GCI’s business, position, results of operations or liquidity. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities will not have a similar effect.

With respect to wireless services provided by GCI, the licensing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC grants wireless licenses and imposes significant regulation on licensees of wireless spectrum. There can be no guarantee that GCI’s existing licenses will be renewed. In addition, while the FCC does not currently regulate wireless service providers' rates, states may exercise authority over such things as certain billing practices and consumer-related issues. These regulations could increase the costs of GCI’s wireless operations, including with respect to the maintenance of existing licenses granted by the FCC due to failure to comply with applicable regulations. GCI is also subject to FCC rules relating to E911 capabilities, and failure to comply with these rules could subject GCI to significant fines. With respect to video services provided by GCI, GCI is subject to changes in regulation that could potentially result in rate reductions or refunds of previously collected fees in the future.

With respect to Internet services provided by GCI, GCI is impacted by efforts to reclassify Internet service as a telecommunications service under Title II of the Communications Act. In 2015, the FCC classified Internet service as a telecommunication service. The FCC's implementing regulations prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users' and edge providers' ability to send traffic to, from, and among each other. Although a 2018 FCC order returned to a Title I classification of Internet service and eliminated many of the requirements imposed in its initial 2015 order, there are various efforts in Congress and through state legislation to re-impose net neutrality requirements or some variation thereof. The Company cannot predict whether the FCC or Congress will re-impose the 2015 rules or some variation thereof. The increased regulatory burden if the 2015 rules are re-imposed likely would increase GCI's costs and could adversely affect the manner and price of providing service, which could have a material adverse effect on GCI’s business, financial position, results of operations, or liquidity.

USF receivables and contributions are subject to change due to regulatory actions taken by the FCC, including the FCC's interpretations of the USF program rules, or legislative actions that change the rules and regulations governing the USF program.

GCI participates in various USF programs, which provide government subsidies to customers in low income areas, including schools, libraries and other facilities. This support was 24% and 23% of the Company's revenue for the year ended December 31, 2019 and the period following the date of the Transactions through December 31, 2018, respectively. GCI had USF net receivables of $151.2 million and $91.3 million at December 31, 2019 and 2018, respectively. In addition, the USF programs generally require the Company and other telecommunications providers to make contributions, based on certain revenue earned, into a fund used to subsidize the provision of voice services and broadband-capable voice networks in high-cost areas, the provision of voice and broadband services to low-income consumers, and the provision of internet, voice and telecommunications services to schools, libraries and certain health care providers. The USF programs in which the Company participates are highly regulated. While the rules and regulations governing the USF programs are fairly robust, there can be no assurance that any new rules or regulations adopted will not impact GCI's USF program anticipated receivables or contributions. Further, the FCC and USAC may interpret or apply the applicable rules and regulations in ways that are unexpected to GCI or other program participants. As a result, material changes to receivables and contributions may occur, which could have an adverse effect on GCI's business and the Company's financial position, results of operations or liquidity. As described above in “Item 1. Business - Regulatory Matters,” GCI has experienced material changes to receivables and contributions from the USF programs in recent years. For example, in October 2018, the Bureau notified GCI of its decision to reduce rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million, and stated that it would apply the same cost methodology going forward. In addition, although the FCC has recently adjusted the RHC Program funding cap and committed to annual adjustments in future years for inflation, there is no guarantee that aggregate funding will be available to pay in full the approved funding for future years. Furthermore, the FCC has adopted changes to the manner in which support issued under the RHC Program will be calculated and approved, and GCI is currently unable to assess the substance, impact on funding or timing of these changes.

Failure to comply with USF program requirements may have an adverse effect on GCI’s business and the Company’s financial position.

The USF programs in which GCI participates are highly regulated, and, in many cases, require highly technical and nuanced processes and procedures in order to obtain funding and to ensure compliance with the USF programs. For example, telecommunication providers and their customers are subject to regulations that set forth requisite procedures that must be followed by both the provider and the customer, and there are limitations on communications between these parties. If a customer or a provider is found to have not complied with any aspect of these regulations, regardless of whether such noncompliance was unintentional or accidental, the FCC may deny funding and/or require disgorgement of any amounts received under the affected contracts. The FCC may also invalidate any affected contract and impose fines or penalties. Accordingly, failure to comply with these rules and regulations could have a material adverse effect on GCI's business and the Company's financial position, results of operations or liquidity. As described in note 16 to the consolidated financial statements, the Company accrued a loss of approximately $17 million resulting from a review of certain active and expired RHC Program contracts where it has identified potential compliance issues. Although the FCC has been made aware of the potential RHC Program compliance issues, there can be no assurance that the FCC will not impose penalties or fines that would be additive to any required disgorgement or denial of funding. Further, no assurance can be given that any novated contracts will be replicated subsequently, which may affect future revenue.

Loss of GCI’s ETC status would disqualify it for USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high cost areas. If GCI were to lose its ETC status in any of the study areas where it is currently an authorized ETC whether due to legislative or regulatory reform or its failure to comply with applicable laws and regulations, GCI would be ineligible to receive high cost or low income USF support for providing service in that area, which would have an adverse effect on the Company's business, financial position, results of operations or liquidity.

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

Programming expenses for GCI’s video services are increasing, which could adversely affect the Company's business.

The Company expects programming expenses for GCI’s video services to continue to increase in the foreseeable future. The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming and costs to retransmit local broadcast stations. As GCI’s contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case GCI may be unable to provide such content as part of its video services and the Company's business could be adversely affected. If GCI adds programming to its video services or if GCI chooses to distribute existing programming to its customers through additional delivery platforms, GCI may incur increased programming expenses. If GCI is unable to raise its customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on the Company's business, financial condition, or results of operations.

The decline in GCI’s voice services’ results of operations, which include long-distance and local access services, may accelerate.

The Company expects GCI’s voice services’ results of operations, which include long-distance and local access services, will continue to decline. As competition from wireless carriers, such as GCI, increases the Company expects GCI’s long-distance and local access services' subscribers and revenue will continue to decline and the rate of decline may accelerate.

In addition, GCI’s success in the local telephone market depends on its continued ability to obtain interconnection, access and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. GCI’s ability to provide service in the local telephone market depends on its negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network (in some Alaska markets at cost-based rates), to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to certain unbundled network elements. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in GCI’s cost of serving these markets via the facilities of the Incumbent Local Exchange Carriers or via wholesale offerings. GCI’s local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations.

Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.

GCI tests and deploys various new technologies and support systems intended to enhance its competitiveness and increase the utility of its services. As GCI’s operations grow in size and scope, it must continuously improve and upgrade its systems and infrastructure while maintaining or improving the reliability and integrity of its systems and infrastructure. The emergence of alternative platforms such as mobile or tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. Further, current and new wireless internet technologies such as 4G and 5G wireless broadband services continue to evolve rapidly to allow for greater speed and reliability, and the Company expects other advances in communications technology to occur in the future. GCI may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by GCI’s customers or may not be profitable, in which case GCI could not recover its investment in the technology. There can be no assurance that GCI will be able to compete with advancing technology or introduce new technologies and systems as quickly as it would like or in a cost effective manner. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of its networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect GCI’s ability to retain customers and may have an adverse effect on the Company's financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, GCI must phase out outdated and unprofitable technologies and services. If GCI is unable to do so on a cost-effective basis, GCI could experience reduced profits.

GCI’s operations are geographically concentrated in Alaska and are impacted by the economic conditions in Alaska.

GCI offers products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI’s business and operations depends upon economic conditions in Alaska. The economy of Alaska is dependent upon the oil industry, state government spending, United States military spending, investment earnings and tourism. Prolonged periods of low oil prices adversely impacts the Alaska economy, which in turn could have an adverse impact on the demand for GCI’s products and services and on the Company's results of operations and financial condition. Low oil prices have put significant pressure on the Alaska state government budget since the majority of its revenue come from the oil industry. While the Alaska state government has significant reserves that the Company believes could help fund the state government, budgetary reforms will need to be implemented in order to offset the impact of lower oil prices.

The Alaska economy was in a recession from late 2015 to 2019, and lingering effects of that recession remain present in the Alaska economy. Further, the Alaska economy may experience another recession in the future. While it is difficult for the Company to predict the future impact of the recent recession, the current period of slow growth or any future recession on GCI’s business, these conditions have had, or could have, an adverse impact on GCI’s business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. Additionally, GCI's customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI. If that were to occur, the Company could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the lingering effects of that recession continues, the Alaska economy does not resume normal levels of growth or the Alaska economy experiences another recession, it could negatively affect GCI’s business including the Company's financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

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

GCI’s technical infrastructure (including the Company's communications network infrastructure and ancillary functions supporting its network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing or similar events. As a communications provider, there is an increased risk that GCI’s technological infrastructure may be targeted in connection with terrorism or cyberattacks, either as a primary target, or as a means of facilitating additional attacks on other targets.

In addition, earthquakes, floods, fires and other unforeseen natural disasters or events could materially disrupt GCI’s business operations or its provision of service in one or more markets. Specifically, the majority of GCI’s facilities are located in areas with known significant seismic activity. Costs GCI incurs to restore, repair or replace its network or technical infrastructure, as well as costs associated with detecting, monitoring or reducing the incidence of unauthorized use, may be substantial and increase GCI’s cost of providing service. Many of the areas in which GCI operates have limited emergency response services and may be difficult to reach in an emergency situation. Should a natural disaster or other event occur, it could be weeks or longer before remediation efforts could be implemented, if they could be implemented at all. Further, any failure in or interruption of systems that GCI or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care and financial reporting, could materially impact GCI’s ability to timely and accurately record, process and report information important to the Company's business. If any of the above events were to occur, GCI could experience higher churn, reduced revenue and increased costs, any of which could harm its reputation and have a material adverse effect on the Company's business, financial condition or results of operations.

Additionally, the Company's insurance may not be adequate to cover the costs associated with a natural disaster or terrorist attack.

Cyberattacks or other network disruptions could have an adverse effect on GCI’s business.

Through the Company's operations, sales and marketing activities, it collects and stores certain non-public personal information related to its customers. The Company also gathers and retains information about employees in the normal course of business. The Company may share information about such persons with vendors, contractors and other third-parties that assist with certain aspects of its business. In addition, the Company's operations depend upon the transmission of information over the Internet. Unauthorized parties may attempt to gain access to the Company or its vendors’ computer systems by, among other things, hacking into its systems or those of third parties, through fraud or other means of deceiving the Company's employees or its vendors, burglaries, errors by the Company or its vendors’ employees, misappropriation of data by employees, or other irregularities that may result in persons obtaining unauthorized access to its data. The techniques used to gain such access to the Company's or its vendors’ technology systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target.

Cyberattacks against GCI’s or the Company's vendors' technological infrastructure or breaches of network information technology may cause equipment failures, disruption of its or their operations, and potentially unauthorized access to confidential customer or employee data, which could subject the Company to increased costs and other liabilities as discussed further below. Cyberattacks, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer or employee data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cyberattacks to go undetected for an extended period of time, increasing the potential harm to GCI’s customers, employees, assets, and reputation.

To date, GCI has not been subject to cyberattacks or network disruptions that, individually or in the aggregate, have been material to GCI’s operations or financial condition. Although GCI has not detected a material security breach or cybersecurity incident to date, it has been the target of events of this nature and expects to be subject to similar attacks in the future. GCI engages in a variety of preventive measures at an increased cost to GCI, in order to reduce the risk of cyberattacks and safeguard its infrastructure and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities and there is no guarantee that they will be adequate to safeguard against all cyberattacks, system compromises or misuses of data. Such measures include, but are not limited to the following industry best practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat detection, and URL filtering. Despite these preventive and detective actions, GCI’s efforts may be insufficient to repel a major cyberattack or network disruption in the future and prevent the risks described above.

Some of the most significant risks to GCI’s information technology systems, networks, and infrastructure include:

•	Cyberattacks that disrupt, damage, and gain unauthorized access to GCI’s network and computer systems including data breaches caused by criminal or terrorist activities;

•	Undesired human actions including intentional or accidental errors and break-ins;

•
Malware (including viruses, worms, cryptoware, and Trojan horses), software defects, unsolicited mass advertising, denial of service, ransomware, and other malicious or abusive attacks by third parties; and

•	Unauthorized access to GCI’s information technology, billing, customer care, and provisioning systems and networks and those of its vendors and other providers.

If hackers or cyberthieves gain improper access to GCI’s technology systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential customer or employee data. Moreover, additional harm to customers or employees could be perpetrated by third parties who are given access to the confidential customer data. A network disruption (including one resulting from a cyberattack) could cause an interruption or degradation of service and diversion of management attention, as well as permit access, theft, publishing, deletion, misappropriation, or modification to or of confidential customer data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, GCI may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on the Company as a result of a cyberattack or network disruption could be significant. Among others, such costs could include increased expenditures on cyber security measures, litigation, regulatory actions, fines, sanctions, lost revenue from business interruption, and damage to the public’s perception regarding the Company's ability to provide a secure service. As a result, a cyberattack or network disruption could have a material adverse effect on the Company's business, financial condition, and operating results. The Company also faces similar risks associated with security breaches affecting third parties with which it is affiliated or otherwise conduct business. While the Company maintains cyber liability insurance that provides both third-party liability and first-party insurance coverage, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other events as described above.

Increases in data usage on GCI’s wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for GCI’s customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these services continues to grow, GCI’s customers will likely use more bandwidth than in the past. Additionally, new wireless handsets and devices may place a higher demand for data on GCI’s wireless network. If this occurs, GCI could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for its customers. Alternatively, GCI could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect its ability to retain and attract customers in affected areas. While the Company believes demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude GCI from recovering the costs of the necessary network investments which could result in an adverse impact to its business, financial condition, and operating results.

Prolonged service interruptions or system failures could affect GCI’s business.

GCI relies heavily on its network equipment, communications providers, data and software to support all of its functions. GCI relies on its networks and the networks of others for substantially all of its revenue. GCI is able to deliver services and serve its customers only to the extent that it can protect its network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access and other disruptions. While GCI endeavors to provide for failures in the network by providing back-up systems and procedures, GCI cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Disruption to its billing systems due to a failure of existing hardware and backup protocols could have an adverse effect on the Company's revenue and cash flow. Should GCI experience a prolonged failure, it could seriously jeopardize its ability to continue operations. In particular, should a significant service interruption occur, GCI’s ongoing customers may choose a different provider, and its reputation may be damaged, reducing its attractiveness to new customers.

If failures occur in GCI’s undersea fiber optic cable systems or GCI’s TERRA facilities and its extensions, GCI’s ability to immediately restore the entirety of GCI’s service may be limited and the Company could incur significant costs.

GCI’s communications facilities include undersea fiber optic cable systems that carry a large portion of its traffic to and from the contiguous lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other. GCI’s facilities also include TERRA and its extensions some of which are unringed, operating in a remote environment and are at times difficult to access for repairs. Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. For example, in January 2020, a fiber break occurred in GCI’s TERRA ring in Alaska’s Cook Inlet. Although service has been unaffected and the financial impact is not expected to be significant, full functionality is not expected to be restored until March 2020 due to the uniquely challenging environmental conditions in the location of the fiber break. If a failure of both sides of the ring of GCI’s undersea fiber optic facilities or GCI’s ringed TERRA facility and its unringed extensions occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted, which could have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

If a failure occurs in GCI’s satellite communications systems, GCI’s ability to immediately restore the entirety of its service may be limited.

GCI’s communications facilities include satellite transponders that GCI uses to serve many rural and remote Alaska locations. Each of GCI’s C-band and Ku-band satellite transponders are backed up using on-board transponder redundancy. In the event of a complete spacecraft failure the services are restored using capacity on other spacecraft that are held in reserve. If a failure of GCI’s satellite transponders occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted which could have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

GCI depends on a limited number of third-party vendors to supply communications equipment. If GCI does not obtain the necessary communications equipment, GCI will not be able to meet the needs of its customers.

GCI depends on a limited number of third-party vendors to supply wireless, Internet, video and other telephony-related equipment. If GCI’s providers of this equipment are unable to timely supply the equipment necessary to meet GCI’s needs or provide them at an acceptable cost, GCI may not be able to satisfy demand for its services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, low density populations, and the Company's leading edge services and products), in many situations GCI deploys and utilizes specialized, advanced technology and equipment that may not have a large market or demand. GCI’s vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require GCI to replace technology before its otherwise useful end of life due to lack of on-going vendor support and product development.

The suppliers and vendors on which GCI relies may also be subject to litigation with respect to technology on which GCI depends, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. The Company is unable to predict whether GCI’s business will be affected by any such litigation. The Company expects GCI’s dependence on key suppliers to continue as they develop and introduce more advanced generations of technology. The failure of GCI’s key suppliers to provide products or product support could have a material adverse effect on the Company's business, financial position, and results of operations.

GCI does not have insurance to cover certain risks to which it is subject, which could lead to the occurrence of uninsured liabilities.

As is typical in the communications industry, GCI is self-insured for damage or loss to certain of its transmission facilities, including its buried, undersea and above-ground fiber optic cable systems. If GCI becomes subject to substantial uninsured liabilities due to damage or loss to such facilities, the Company's financial position, results of operations or liquidity may be adversely affected.

GCI uses a third-party vendor for its customer billing systems. Any errors, cyber-attacks or other operational disruption could have adverse operational, financial and reputational effects on the Company's business.

GCI's third-party billing services vendor may experience errors, cyber-attacks or other operational disruptions that could negatively impact GCI and over which GCI may have limited control. Interruptions and/or failure of this billing services system could disrupt GCI’s operations and impact its ability to provide or bill for its services, retain customers, or attract new customers, and negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on the Company's operations and financial condition, material weaknesses in its internal control over financial reporting and reputational damage.

Concerns about health/safety risks associated with wireless equipment may reduce the demand for GCI’s wireless services.

GCI does not manufacture devices or other equipment it sells, and GCI depends on its suppliers to provide defect-free and safe equipment. Suppliers are required by applicable law to manufacture their devices to meet certain governmentally imposed safety criteria. However, even if the devices GCI sells meet the regulatory safety criteria, GCI could be held liable with the equipment manufacturers and suppliers for any harm caused by products GCI sells if such products are later found to have design or manufacturing defects. The Company cannot guarantee that GCI will be fully protected against all losses associated with a product that is found to be defective.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed from time to time against other wireless companies seeking not only damages but also remedies that could increase the cost of doing business. GCI cannot be sure of the outcome of any such cases or that the industry will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect GCI through a reduction in subscribers. Further research and studies are ongoing, with no linkage between health risks and mobile phone use established to date by a credible public source. However, the Company cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Additionally, there are safety risks associated with the use of wireless devices while operating vehicles or equipment. Concerns over any of these risks and the effect of any legislation, rules or regulations that have been and may be adopted in response to these risks could limit GCI’s ability to sell its wireless services.

Risk Related to the Company as a Whole

The Company is a holding company with a substantial portion of its consolidated debt and other obligations held outside of its operating subsidiaries, and its ability to service that debt and such other obligations will require access to funds of its operating subsidiaries, which may be restricted.

In connection with the Transactions, the Company incurred substantial indebtedness, in addition to the indebtedness that GCI Liberty had outstanding prior to the completion of the Transactions, of $1.0 billion in term loan borrowings pursuant to the margin loan facility entered into by Broadband Holdco, LLC (“Broadband HoldCo”), which margin loan facility included the ability to request additional term loan facilities or increase the amount of the initial loan in an aggregate principal amount of up to $500 million (the “Margin Loan”). Subsequently, in October 2018, Broadband Holdco entered into Amendment No. 1 (the “Amendment”) to the Margin Loan (the “Margin Loan Agreement”). The Amendment established a revolving credit facility in an aggregate principal amount of up to $200 million (the “Revolving Credit Facility”) and reduced the existing term loan credit facility under the Margin Loan Agreement to $800 million (the “Term Loan Facility”). In November 2019, Broadband Holdco entered into Amendment No. 2 to the Margin Loan Agreement which established commitments for a new delayed draw term loan facility in an aggregate principal amount of $300.0. million ("Delayed Draw Term Loan Facility" and, together with the Revolving Credit Facility and the Term Loan Facility, the “Margin Loan Facility”). The Margin Loan Facility is secured by a pledge of approximately 42.7 million shares of Series C common stock of Liberty Broadband, which constitutes substantially all of the assets of Broadband Holdco. Following the Transactions, the Company's indebtedness as it existed prior to the Transactions is held through GCI, LLC, an intermediate holding company of GCI Liberty that holds, in turn, all of the capital stock of GCI Liberty's legacy operating subsidiaries, as well as all of the contributed HoldCo assets, including Broadband Holdco. The Company expects that the GCI Holdings operating subsidiaries will generate substantially all of the cash flow of its consolidated company. As of December 31, 2019, the indebtedness of GCI, LLC consists of $1,300.0 million in borrowings under the Margin Loan Facility, $775.0 million in outstanding 6.625% senior notes due 2024 and the 6.875% senior notes due 2025 (together, the “Senior Notes”) and $512.7 million in outstanding term and revolving loans under a senior secured credit facility with a syndicate of banks (the “Senior Credit Facility”). In addition, as of December 31, 2019, the indebtedness of GCI Liberty includes $477.3 million of its outstanding 1.75% exchangeable senior debentures due 2046.

Qurate Retail, Liberty LLC, and GCI Liberty have entered into an indemnification agreement with the other parties thereto pursuant to which, among other things, (1) GCI Liberty will indemnify Liberty LLC with respect to any of Liberty LLC's 1.75% Exchangeable Debentures due 2046 (the “Liberty Charter Exchangeable Debentures”) surrendered for exchange to Liberty LLC on or before October 5, 2023 for the amount by which (i) the exchange value exceeds (ii) the sum of the adjusted principal amount of such Liberty Charter Exchangeable Debentures plus the amount of certain tax benefits attributable to such Liberty Charter Exchangeable Debentures so exchanged, and (2) Qurate Retail and GCI Liberty will indemnify each other with respect to certain potential losses in respect of the HoldCo Split-Off.

The ability of GCI Liberty, GCI, LLC, and Broadband Holdco to service their respective financial obligations will depend on their ability to access cash. The ability of GCI Liberty or GCI, LLC to access the cash of GCI Liberty's legacy operating subsidiaries will depend on those subsidiaries individual operating results and any statutory or regulatory restrictions. In addition, covenants included in GCI, LLC's Senior Notes and Senior Credit Facility will limit the ability of GCI, LLC to upstream cash to GCI Liberty or downstream cash to Broadband Holdco for this purpose. GCI Liberty's other potential sources of cash include its available cash balances, dividends and interest from its investments, monetization of the public investment portfolio contributed to GCI Liberty in the Transactions, and proceeds from asset sales. There can be no assurance that the Company will continue to maintain the amounts of cash or marketable securities that it has.

The Company's significant debt and lease obligations could adversely affect its business.

The Company has and will continue to have a significant amount of debt and lease obligations including capital, operating, and the tower obligations (see note 9 of its consolidated financial statements found in Part II of this report for additional information). The Company's high level of debt and lease obligations could have important consequences, including the following:

•	Increasing the Company's vulnerability to adverse economic, industry, or competitive developments;

•
Requiring a substantial portion of the Company's cash flows from operations to be dedicated to the payment of principal and interest on its indebtedness, therefore reducing its ability to use its cash flows to fund operations, capital expenditures, and future business opportunities;

•	Exposing the Company to the risk of increased interest rates to the extent of any future borrowings at variable rates of interest;

•	Making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;

•	Restricting the Company from making strategic acquisitions or causing it to make non-strategic divestitures;

•
Limiting the Company's ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes; and

•
Limiting the Company's flexibility in planning for, or reacting to, changes in its business or market conditions and placing it at a competitive disadvantage compared to its competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that the Company's leverage may prevent it from exploiting.

The Company will require a significant amount of cash to service its debt and to meet other obligations. The Company's ability to generate cash depends on many factors beyond its control. If the Company is unable to meet its future capital needs it may be necessary for it to curtail, delay or abandon its business growth plans. If the Company incurs significant additional indebtedness to fund its plans, it could cause a decline in its credit rating and could increase its borrowing costs or limit its ability to raise additional capital.

The Company will continue to require a significant amount of cash to satisfy its debt service requirements and to meet other obligations. As of December 31, 2019, the Company has outstanding approximately $3.1 billion principal amount of indebtedness on a consolidated basis. The Company's ability to make payments on and to refinance its debt and to fund planned capital expenditures and acquisitions will depend on its ability to generate cash and to arrange additional financing in the future. These abilities are subject to, among other factors, the Company's credit rating, its financial performance, general economic conditions, prevailing market conditions, the state of competition in its market, the outcome of certain legislative and regulatory issues and other factors that may be beyond its control. The Company's business may not generate sufficient cash flow from operations and future borrowings may not be available to it in an amount sufficient to enable it to pay its debt or to fund its other liquidity needs. The Company may need to refinance all or a portion of its debt on or before maturity. The Company may not be able to refinance any of its debt on commercially reasonable terms or at all.

The terms of the Company's debt obligations impose restrictions on it that may affect its ability to successfully operate its business and its ability to make payments on the debt obligations.

The indentures governing the Company's Senior Notes and/or the credit agreements governing its Senior Credit Facility and other loans contain various covenants that could materially and adversely affect its ability to finance its future operations or capital needs and to engage in other business activities that may be in its best interest.

The various covenants may restrict the Company's ability to expand or to pursue its business strategies. The Company's ability to comply with these covenants may be affected by events beyond its control, such as prevailing economic conditions and changes in regulations, and if such events occur, it cannot be sure that it will be able to comply. A breach of these covenants could result in a default under the indentures and/or the credit agreements. If there were an event of default under the indentures and/or the credit agreements, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if the Company fails to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of its assets and capital stock of its subsidiaries that it has pledged to them as security. The Company's assets or cash flow may not be sufficient to repay borrowings under its outstanding debt instruments in the event of a default thereunder.

When the Company's Senior Credit Facility and Senior Notes mature, it may not be able to refinance or replace them.

When the Company's Senior Credit Facility and Senior Notes mature, it will likely need to refinance them and may not be able to do so on favorable terms or at all. If the Company is able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict its financial and operating flexibility.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

The Company's borrowings under its Senior Credit Facility are at variable rates of interest and expose it to interest rate risk. If interest rates increase, the Company's debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remained the same, and its net income and cash flow could decrease.

In addition, the Company’s variable rate indebtedness uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified by 2021. The effects of the FCA Announcement cannot be entirely predicted, but could include an increase in the cost of the Company’s variable rate indebtedness.

In order to manage the Company's exposure to interest rate risk, in the future, it may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If the Company is unable to enter into interest rate swaps, it may adversely affect its cash flow and may impact its ability to make required principal and interest payments on its indebtedness.

Any significant impairment of the Company's indefinite-lived intangible assets would lead to a reduction in its net operating performance and a decrease in its assets.

The Company had $1.2 billion of indefinite-lived intangible assets at December 31, 2019, consisting of goodwill of $855.8 million, cable certificates of $305.0 million, wireless licenses of $35.0 million and other intangibles of $6.5 million. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition. The Company's cable certificates represent agreements with government entities to construct and operate a video business. The Company's wireless licenses are from the FCC and give it the right to provide wireless service within a certain geographical area.

If the Company makes changes in its business strategy or if market or other conditions adversely affect its operations, it may be forced to record an impairment charge, which would lead to a decrease in its assets and a reduction in its net operating performance. The Company's indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired. If the testing performed indicates that impairment has occurred, the Company is required to record an impairment charge for the difference between the carrying value and the fair value of the goodwill and/or the indefinite-lived intangible assets, as appropriate, in the period in which the determination is made. The testing of goodwill and indefinite-lived intangible assets for impairment requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in underlying business operations, future operating performance, changes in competition, or changes in technologies. Any changes to key assumptions, or actual performance compared with those assumptions, about the Company's business and its future prospects or other assumptions could affect the fair value, resulting in an impairment charge.

Due to increased uncertainty around long-term wireless revenue, an impairment loss of $157.0 million was recorded during the year ended December 31, 2019 related to wireless licenses. The fair value of the wireless licenses was determined using an income approach (level 3). Due to certain market factors impacting GCI Holdings' operating results for the year ended December 31, 2018, impairment losses of $135.8 million and $65.0 million were recorded related to goodwill and cable certificates, respectively. The fair value of the cable certificates and the GCI Holdings reporting unit was determined using an income approach (Level 3). As of December 31, 2019, accumulated goodwill impairment losses for GCI Holdings totaled $135.8 million.

The Company's ability to use net operating loss carryforwards and disallowed business interest carryforwards to reduce future tax payments could be negatively impacted if there is an “ownership change” as defined under Section 382 of the Code.

At December 31, 2019, the Company had federal and state net operating losses and disallowed business interest carryforwards of $178.9 million (on a tax effected basis) and, under the Code, it may carry forward its federal net operating losses and disallowed business interest deductions in certain circumstances to offset current and future taxable income and thus reduce its federal income tax liability, subject to certain requirements and restrictions. If the Company experiences an “ownership change,” as defined in Section 382 of the Code and related Treasury regulations (generally, a cumulative change in ownership that exceeds 50% of the value of a corporation's stock over a rolling three-year period) at a time when its market capitalization is below a certain level or if proposed Treasury regulations under Section 382 of the Code issued during 2019 become final (taking into account the delayed effective date of such regulations), the Company's ability to use its federal net operating loss carryforwards could be substantially limited. This limit could impact the timing of the usage of the Company's net operating loss and disallowed business interest carryforwards, thus accelerating federal cash tax payments or causing certain federal net operating loss carryforwards to expire prior to their use, which could affect the ultimate realization of that deferred tax asset. Similar limitations may also apply at the state level.

The Company has identified a material weakness in GCI Holdings’ internal control over financial reporting, that, if not properly remediated, could adversely affect its business and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in "Part II. Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2019 due to a material weakness at our wholly-owned subsidiary, GCI Holdings. As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we identified two material weaknesses in GCI Holdings’ internal control over financial reporting one of which was remediated during 2019. The other material weakness remained unremediated as of December 31, 2019 and exists due to:

•	Insufficient staffing and training of certain control operators;

•
Inadequate assessment of financial reporting risks, which in turn contributed to reliance on business process controls that were not designed and operating effectively to adequately mitigate existing risks;

•	Breakdowns in communication of expectations and prioritization of control execution to various levels of control operators;

•	Lack of accountability for effective control operation; and

•	Insufficient monitoring activities to ensure that the components of internal control are present and functioning.

As a consequence, the information technology general controls around access to financially relevant systems were not consistently operating effectively to ensure that access to data and applications was adequately restricted to appropriate personnel. Additionally, certain business process controls were not appropriately designed to be responsive to existing risks, nor were they consistently operating effectively. The control deficiencies did not result in any identified misstatements, however, a reasonable possibility exists that material misstatements in the Company’s consolidated financial statements will not be prevented or detected on a timely basis.

As further described in “Item 9A. Controls and Procedures,” the Company and GCI Holdings are taking the necessary steps to remediate the material weakness. The reliability of the internal control process requires repeatable execution and the successful remediation of this material weakness will require on-going training, monitoring and evidence of effectiveness prior to concluding that the controls are effective. Therefore, we cannot assure you the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.

Implementing any further changes to GCI Holdings’ internal controls may distract its officers and employees and entail material costs to implement new processes and/or modify its existing processes. Moreover, these changes do not guarantee that the Company will be effective in maintaining the adequacy of GCI Holdings’ internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could harm our business. In addition, investors’ perceptions that GCI Holdings’ internal controls are inadequate or that the Company is unable to produce accurate financial statements on a timely basis may harm the price of the Company's common stock.

Factors Relating to the Company's Common Stock and the Securities Market

The Company's stock price may fluctuate significantly.

The market price of the Company's common stock may fluctuate significantly due to a number of factors, some of which may be beyond its control, including:

•	actual or anticipated fluctuations in the Company's operating results;

•	changes in earnings estimated by securities analysts or the Company's ability to meet those estimates;

•	the operating and stock price performance of comparable companies; and

•	domestic and foreign economic conditions.

Although the Company's Series B common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

The Company's Series B common stock is not widely held, with approximately 91% of the outstanding shares as of January 31, 2020 beneficially owned by John C. Malone, the Chairman of the board and a director of the Company. Although it is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that trade on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. Each share of the Series B common stock is convertible, at any time at the option of the holder, into one share of the Company's Series A common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol “GLIBA.”

It may be difficult for a third party to acquire the Company, even if doing so may be beneficial to its shareholders.

Certain provisions of the Company’s restated certificate of incorporation (“restated charter”) and bylaws may discourage, delay or prevent a change in control of it that a stockholder may consider favorable. These provisions include the following:

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

•
the existence of authorized and unissued stock, including “blank check” preferred stock, which would allow the Company's board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of it;

•	classifying the Company's board of directors with staggered three-year terms, which may lengthen the time required to gain control of its board of directors; and

•
requiring shareholder approval by holders of at least 66 2/3% of the Company's voting power or, in certain circumstances, the approval by at least 75% of the Board of Directors of GCI Liberty with respect to certain extraordinary matters, such as a merger or consolidation of GCI Liberty, a sale of all or substantially all of its assets or an amendment to its restated charter.

In addition, John C. Malone currently beneficially owns shares representing the power to direct approximately 28% of the aggregate voting power in the Company, due to his beneficial ownership of approximately 91% of the outstanding shares of its Series B common stock as of January 31, 2020.

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

Item 3. Legal Proceedings

The Company is involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on the Company's financial position, results of operations or liquidity. See note 16 of the Company's consolidated financial statements found in Part II of this report for additional information.

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

Although the transactions discussed above resulted in changes to the classes and series of outstanding shares of GCI, Predecessor GCI Liberty and our company and related ticker symbol changes, historical information of GCI’s Class B common stock and Predecessor GCI Liberty’s Class B-1 common stock and Class B common stock refers to such stock as our Series B common stock. The following table sets forth the high and low sales price for our Series B common stock for the years ended December 31, 2019 and 2018. There is no established public trading market for our Series B common stock, which is quoted on OTC Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Series B (GLIBB)
	High	Low
2018
First Quarter	$42.55	37.65
Second Quarter (April 1 - April 26) (1)	$42.55	37.65
Second Quarter (April 27 - June 30)	$45.50	41.75
Third Quarter	$53.95	40.51
Fourth Quarter	$53.01	42.65
2019
First Quarter	$55.45	49.15
Second Quarter	$65.00	49.60
Third Quarter	$63.85	59.85
Fourth Quarter	$74.11	65.85
(1) The Series B common shares trade infrequently. During the period between April 1, 2018 and April 26, 2018, no trades occurred, as such the high and low prices shown for this period related to the first quarter of 2018.

Holders

As of January 31, 2020, there were 1,513 holders of record of our Series A common stock and 51 holders of record of our Series B common stock. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

The Company has not paid any cash dividends on its common stock, and it has no present intention of so doing. Payment of cash dividends, if any, on the common stock in the future will be determined by the Company's board of directors in light of its earnings, financial condition and other relevant considerations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources.”

Stock Transfer Agent and Registrar

Broadridge is the Company's stock transfer agent and registrar.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

On March 9, 2018, the board of directors authorized a share repurchase program for $650 million of GCI Liberty Class A and Class B common stock. On June 25, 2018, the board of directors of GCI Liberty reapproved such repurchase program with respect to GCI Liberty's Series A and Series B common stock. There were no repurchases of GCI Liberty capital stock under the authorized share repurchase program during the three months ended December 31, 2019. As of December 31, 2019, $494.4 million of GCI Liberty’s Series A and Series B common stock may be purchased under the repurchase program.

28,936 shares of GCI Liberty Series A common stock and 7,172 shares of GCI Liberty Preferred Stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock and restricted stock units during the three months ended December 31, 2019.

Item 6. Selected Financial Data

The following tables present selected historical information relating to financial condition and results of operations over the past five years. Certain prior period amounts have been reclassified for comparability with the current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2019	2018 (1)	2017	2016	2015
	amounts in thousands
Summary Balance Sheet Data:
Cash and cash equivalents	$569,520	491,257	573,210	487,163	2,001,481
Investments in equity securities	$2,605,293	1,533,517	1,803,064	1,546,615	1,896,535
Investments in affiliates, accounted for using the equity method	$167,643	177,030	114,655	31,493	427
Investment in Liberty Broadband measured at fair value	$5,367,242	3,074,373	3,634,786	3,161,444	—
Total assets	$11,933,445	8,660,822	6,172,213	5,300,776	3,977,743
Total debt	$3,266,218	2,886,034	—	—	—
Deferred income tax liabilities	$1,527,109	793,696	643,426	777,092	301,848
Taxes payable	$—	—	1,198,315	925,715	631,582
Total equity	$6,210,284	4,306,690	4,224,036	3,592,682	3,032,661

	Years Ended December 31,
	2019	2018 (1)	2017	2016	2015
	amounts in thousands, except per share amounts
Summary Statements of Operations Data:
Revenue	$894,733	739,762	23,817	22,552	20,307
Operating income (loss)	$(217,521)	(249,992)	(55,597)	(35,155)	(28,534)
Interest expense	$(153,803)	(119,296)	—	—	—
Share of earnings (losses) of affiliates, net	$(2,629)	25,772	7,001	11,831	2,142
Realized and unrealized gains (losses) on financial instruments, net	$3,002,400	(681,545)	637,164	1,309,365	179,699
Earnings (loss) before income taxes	$2,668,265	(1,056,961)	591,035	1,316,814	171,692
Net earnings (loss) attributable to GCI Liberty, Inc. shareholders	$1,938,698	(873,303)	724,586	820,683	110,713
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$18.41	(8.09)	6.65	7.53	1.02
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$18.32	(8.09)	6.65	7.53	1.02

(1) As of March 9, 2018, the Company's financial condition and results of operations include the activities of GCI Holdings, which are further described in notes 1 and 4 to the accompanying consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Additionally, see notes 2 and 10 in the accompanying consolidated financial statements for an overview of new accounting standards that the Company has adopted or that it plans to adopt that have had or may have an impact on its financial statements.
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

The Alaska economy was in a recession from late 2015 to 2019, and lingering effects of that recession remain present in the Alaska economy. Further, the Alaska economy may experience another recession in the future. While it is difficult for the Company to predict the future impact of the recent recession, the current period of slow growth or any future recession on GCI Holdings’ business, these conditions have had, or could have, an adverse impact on GCI Holdings’ business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or delay or forgo purchases of its products and services. Additionally, GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings. If that were to occur, the Company could be required to increase its allowance for doubtful accounts, and the number of days outstanding for its accounts receivable could increase. If the lingering effects of that recession continues, the Alaska economy does not resume normal levels of growth or the Alaska economy experiences another recession, it could negatively affect GCI Holdings’ business including the Company's financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various Universal Service Fund ("USF") programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC"), interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2019, the Company had net accounts receivable from the RHC Program in the amount of $118.8 million, which is included within Other assets, net and $12.0 million, which is included within Trade and other receivables in the consolidated balance sheets.

In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI Holdings filed an Application for Review of the Bureau’s decision with the FCC. In the third quarter of 2018, GCI Holdings recorded a $19.1 million reduction in its receivables balance as part of its acquisition accounting and recorded a reduction in revenue for the funding year that ended on June 30, 2018 of approximately $8.6 million. GCI Holdings has reduced RHC Program revenue by a similar rate as to the funding year that ended on June 30, 2018, which based on a current run rate would approximate $7.0 million per quarter through the funding year that ended June 30, 2019 and would approximate $8 million per quarter through the funding year that will end June 30, 2020 until it can reach a final resolution with the FCC regarding the funding amounts.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400.0 million to $571.0 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding is expected to be available to pay in full the approved funding under the RHC Program for the funding years ended on June 30, 2018 and 2019. On June 10, 2019, the FCC released a public notice noting that the funding cap for the funding year ending on June 30, 2020 is $594 million, also noting that USAC projects that $83 million in unused funds will be available for use in the funding year ending on June 30, 2020. On February 14, 2020, USAC informed the FCC that it had identified an additional $162.7 million of unused funds available for use in future years, and that it had begun issuing commitments fully funding qualified single year requests in the Telecom and Healthcare Connect portions of the RHC Program for the funding year ending on June 30, 2020.

In addition, on March 23, 2018, GCI Holdings received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods, to which it is in the process of responding. This includes inquiry into the rates charged by GCI Holdings that are still pending, and presently it is unable to assess the ultimate resolution of this rate inquiry. Other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

On November 30, 2018, GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the “Customer”) for the funding year that ended on June 30, 2018. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer appealed this decision in early 2019 and on May 6, 2019 USAC denied the Customer’s appeal. The Customer then appealed USAC’s decision to the Bureau on July 5, 2019. As of March 31, 2019, GCI Holdings had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, the Company determined at the time it was probable that GCI Holdings incurred a loss and an accounts receivable reserve was recorded in the amount of $21.3 million and an associated bad debt expense was recorded during the first quarter of 2019 and included within Selling, general, and administrative expense in the consolidated statements of operations. Additionally, because of the uncertainty of the Customer’s future appeals process and uncertainty relating to our ability to recover payment directly from the Customer, the Company no longer believed revenue associated with the two service contracts should be recognized. Historical annual revenue associated with the two service contracts was approximately $12.0 million in total and was expected to be the same in future periods. Revenue has not been recognized beyond the first quarter of 2019.

On February 19, 2020, the Bureau issued an FCC order that granted the Customer’s appeal for the two service contracts that were originally denied funding by USAC. In the order, the FCC has directed USAC to reverse its previous funding denials. Because the FCC order provides the Company with additional information subsequent to December 31, 2019 about the resolution of a contingency that existed as of year-end, the Company has recognized the impact of the FCC order in our consolidated financial statements. Such impact resulted in the reversal of the previously recorded $21.3 million accounts receivable reserve and associated bad debt expense included within Selling, general, and administrative expense in the consolidated statements of operations.

The Company also considered whether it should recognize revenue in 2019 related to the two service contracts for the period where it previously had not recognized revenue because of the uncertainty around its ability to collect consideration from the Customer. Because the Company was unable to conclude at any time prior to December 31, 2019 that collection of consideration under the two service contracts was probable, the Company concluded that revenue should not be recognized for any period subsequent to the first quarter of 2019 in accordance with the applicable revenue recognition criteria. The Company will reevaluate the applicable revenue recognition criteria in the first quarter of 2020 to determine whether it can (i) begin recognizing revenue associated with the Customer’s two service contracts and (ii) recognize revenue for the period in 2019 when it ceased recognizing revenue because of the uncertainty relating to its ability to recover payment directly from the Customer. Although the Company has not recognized revenue beyond the first quarter of 2019 related to the Customer’s two service contracts, the Company has continued to provide service to the Customer and such fact will be considered in the revenue recognition analysis in the first quarter of 2020.

On August 20, 2019, the FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ending June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC. The proposed methodology for calculating and approving support under these changes relies on information that has not yet been collected and analyzed by USAC, and therefore GCI Holdings cannot assess at this time the substance, impact on funding, or timing of these changes adopted by the FCC.

In the fourth quarter of 2019, the Company became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules. Based on these procedures, the Company accrued a loss of approximately $17.0 million for contracts that are deemed probable of not complying with the RHC Program rules. The Company recorded the estimated loss as an expense within Selling, general, and administrative in the consolidated statements of operations. The Company also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44.0 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated. GCI Holdings has notified the FCC of our potential compliance issues and will continue to work with the FCC to resolve such matters.

Results of Operations - Consolidated

General.     We provide information regarding our consolidated operating results and other income and expenses, as well as information regarding the contribution to those items from our reportable segments in the tables below. The "Corporate and other" category consists of those assets or businesses which do not qualify as a separate reportable segment. For a more detailed discussion and analysis of the financial results of our principal reportable segment see "Results of Operations-GCI Holdings" below.

Operating Results

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Revenue
GCI Holdings	$869,662	715,842	—
Corporate and other	25,071	23,920	23,817
Consolidated	$894,733	739,762	23,817

Operating Income (Loss)
GCI Holdings	$(182,841)	(208,934)	—
Corporate and other	(34,680)	(41,058)	(55,597)
Consolidated	$(217,521)	(249,992)	(55,597)

Adjusted OIBDA
GCI Holdings	$256,878	217,832	—
Corporate and other	(21,865)	(24,731)	(25,762)
Consolidated	$235,013	193,101	(25,762)

Revenue. Consolidated revenue increased $155.0 million and $715.9 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increases are primarily due to an increase of $153.8 million and $715.8 million at GCI Holdings in 2019 and 2018, respectively, as compared to the prior periods as a result of the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. Corporate and other revenue increased $1.2 million and was relatively flat for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in 2019 was driven by an increase in the sale of premium services partially offset by a decrease in advertising revenue at Evite.

Operating Income (Loss). Consolidated operating loss decreased $32.5 million and increased $194.4 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in operating loss in 2019 is primarily due to a $26.1 million decrease in the operating loss for GCI Holdings driven by a decrease in the impairment of intangibles and long-lived assets. The increase in operating loss in 2018 is primarily due to the acquisition of GCI Holdings on March 9, 2018 and its subsequent impairment of intangibles and long-lived assets (see note 8 in the accompanying consolidated financial statements for more information) and associated depreciation and amortization as a result of purchase accounting. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Operating losses for corporate and other decreased $6.4 million and $14.5 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decreases are primarily due to a decrease in costs associated with the Transactions partially offset by an increase in costs at Evite and increased public company costs.

Stock-based compensation. Stock based compensation includes compensation related to restricted shares of GCI Liberty's common stock and preferred stock, restricted stock units with respect to GCI Liberty's common stock, and options to purchase shares of GCI Liberty's common stock granted to certain of the Company's directors, employees, and employees of its subsidiaries. We recorded $24.9 million, $28.2 million and $26.6 million of stock compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in 2019 is primarily due to a $3.0 million decrease at Evite. The increase in 2018 is primarily due to the acquisition of GCI Holdings on March 9, 2018 partially offset by a decrease in one-time costs associated with an option exchange between HoldCo and certain of its officers. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings. As of December 31, 2019, the total unrecognized compensation cost related to unvested options and restricted stock was approximately $2.5 million and $18.2 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.6 years and 2.5 years, respectively.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure. The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, insurance proceeds, restructuring, acquisition and other related costs and impairment charges. The Company's chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. The Company believes this is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business' performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Operating income (loss)	$(217,521)	(249,992)	(55,597)
Depreciation and amortization	266,333	206,946	3,252
Stock-based compensation	24,897	28,207	26,583
Impairment of intangibles and long-lived assets	167,062	207,940	—
Insurance proceeds and restructuring, net	(5,758)	—	—
Adjusted OIBDA	$235,013	193,101	(25,762)

Consolidated Adjusted OIBDA increased $41.9 million and $218.9 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increases in 2019 and 2018 are primarily due to the acquisition of GCI Holdings on March 9, 2018. See “Results of Operations-GCI Holdings, LLC” below for a more complete discussion of the results of operations of GCI Holdings.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Interest expense
GCI Holdings	$(90,112)	(69,478)	—
Corporate and other	(63,691)	(49,818)	—
Consolidated	$(153,803)	(119,296)	—

Share of earnings (losses) of affiliates, net
GCI Holdings	$(134)	(111)	—
Corporate and other	(2,495)	25,883	7,001
Consolidated	$(2,629)	25,772	7,001

Realized and unrealized gains (losses) on financial instruments, net
GCI Holdings	$1,669	—	—
Corporate and other	3,000,731	(681,545)	637,164
Consolidated	$3,002,400	(681,545)	637,164

Tax sharing agreement
GCI Holdings	$—	—	—
Corporate and other	26,646	(32,105)	—
Consolidated	$26,646	(32,105)	—

Other, net
GCI Holdings	$11,061	1,376	—
Corporate and other	2,111	(1,171)	2,467
Consolidated	$13,172	205	2,467

Interest Expense. Consolidated interest expense increased $34.5 million and $119.3 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increases in 2019 and 2018 are primarily due to the acquisition of GCI Holdings on March 9, 2018. Additionally, the increase in 2019 was partially driven by the Margin Loan and Exchangeable Senior Debentures that the Company issued on June 18, 2018 (each as defined in note 9 of the accompanying consolidated financial statements).

Share of earnings (losses) of affiliates, net. Share of earnings (losses) of affiliates, net decreased $28.4 million and increased $18.8 million during the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in 2019 is primarily due to a decrease in LendingTree's results. The increase in 2018 is primarily due to increases in LendingTree's results.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Equity securities	$1,074,736	(274,393)	258,629
Investment in Liberty Broadband	2,292,869	(560,413)	473,342
Derivative instruments	(50,965)	75,970	(94,807)
Indemnification obligation	(123,564)	70,007	NA
Exchangeables senior debentures	(190,676)	7,284	NA
	$3,002,400	(681,545)	637,164

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which they are related. The increase in 2019 was primarily driven by an increase in the market value of our investments in Liberty Broadband and Charter as compared to the corresponding prior year period. The decrease in 2018 was primarily driven by a decrease in the market value of our investments in Liberty Broadband and Charter as compared to the corresponding prior year period.

Tax sharing agreement. The Company had a gain of $26.6 million and a loss of $32.1 million for the years ended December 31, 2019 and 2018, respectively, for a tax sharing agreement, which provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty (see note 1 in the accompanying consolidated financial statements for more information). The change in the tax sharing agreement receivable for 2019 was primarily the result of the tax effect of the movement in the fair value of Qurate Retail’s 1.75% exchangeable senior debentures due 2046. The change in the tax sharing agreement receivable for 2018 was primarily the result of the tax effect of the movement in the fair value of Qurate Retail's 1.75% exchangeable senior debentures due 2046 and an increase in the valuation allowance recorded against Qurate Retail's Colorado net operating loss deferred tax asset as a result of a Colorado tax law change in the second quarter of 2018.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Earnings (loss) before income taxes	$2,668,265	(1,056,961)	591,035
Income tax (expense) benefit	(730,023)	183,307	133,522
Effective income tax rate	27%	17%	23%

For the year ended December 31, 2019, the income tax expense in excess of expected federal tax expense is primarily due to state income tax expense.

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

Net earnings (loss). The Company had net earnings of $1,938.7 million, a net loss of $873.3 million and net earnings of $724.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

As of December 31, 2019, substantially all of the Company's cash and cash equivalents were invested in U.S. Treasury securities, securities of other government agencies, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of the Company's investments, outstanding or anticipated debt facilities, and debt and equity issuances. To the extent that the Company recognizes any taxable gains from the sale of assets, the Company may incur tax expense and be required to make tax payments, thereby reducing any cash proceeds. The Company believes it has sufficient cash from operating activities and cash on hand to fund its business.

As of December 31, 2019, the Company had a cash and cash equivalents balance of $569.5 million of which $60.8 million is held by the Company's subsidiaries.

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Cash flow information
Net cash provided (used) by operating activities	$88,605	82,888	304,864
Net cash provided (used) by investing activities	(130,682)	(32,276)	(78,123)
Net cash provided (used) by financing activities	126,195	(132,728)	(140,720)
	$84,118	(82,116)	86,021

During the year ended December 31, 2019, the Company's primary uses of cash included capital expenditures, repurchases of GCI Liberty Series A common stock, settlement of a derivative instrument and repayment of debt, finance lease, and tower obligations. The repayment of debt included payment of $325.0 million to fund the redemption of $325.0 million aggregate outstanding principal amount of GCI, LLC's 6.75% Senior Notes due 2021. The Company's primary sources of cash in 2019 included cash from operations, borrowing $400.0 million under the Company's margin loan, borrowing $325.0 million as part of the newly issued 2024 Notes (as defined in note 9 in the accompanying consolidated financial statements) and proceeds from derivative instruments. During the year ended December 31, 2018, the Company’s primary uses of cash included a $1.1 billion distribution to its former parent in connection with the Transactions, $254.0 million in repayments of debt, a $132.7 million indemnification payment to Qurate Retail, $111.6 million in repurchases of GCI Liberty Series A common stock, and a $80.0 million derivative payment in connection with the Transactions. The Company’s primary sources of cash in 2018 included cash from operations, borrowing $1.5 billion under the Company's margin loan and exchangeable senior debentures, and cash from the acquisition of GCI Holdings on March 9, 2018.

Net cash used by investing activities consists primarily of cash paid for capital expenditures. The Company's significant recurring investing activity has been GCI Holdings' capital expenditures. The Company expects that this will continue in the future.

Proceeds from borrowings fluctuate from year to year based on the Company's liquidity needs. The Company may use excess cash to make optional repayments on its debt or repurchase its common stock depending on various factors, such as market conditions.

The projected uses of the Company's cash in 2020 are capital expenditures of approximately $140 million, approximately $131 million for interest payments on outstanding debt, approximately $13 million for preferred stock dividends, repurchases of GCI Liberty Series A common stock under the approved share buyback program, and potential additional investments in existing or new businesses.

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

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	amounts in thousands
Consolidated contractual obligations
Debt (1)	$3,071,982	3,008	1,811,376	803,516	454,082
Preferred stock	178,002	—	—	—	178,002
Interest expense and preferred stock dividends (2)	672,251	143,790	214,278	125,830	188,353
Finance lease obligations, including interest	13,525	5,159	5,954	1,366	1,046
Tower obligations, including interest	174,970	7,797	16,065	16,713	134,395
Operating lease commitments	142,616	45,013	57,982	20,429	19,192
Purchase obligations	65,158	65,158	—	—	—
Total contractual obligations	$4,318,504	269,925	2,105,655	967,854	975,070

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

(2) Amounts (i) are based on our outstanding debt at December 31, 2019, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2019 rates and (iii) assume that our existing debt is repaid at maturity.

Critical Accounting Estimates

The preparation of the Company's financial statements in conformity with GAAP requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that the Company believes are critical to its financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to the Company's financial statements, have been discussed with the audit committee of the Company's board of directors.

Fair Value of Non-Financial Instruments. The Company's non-financial instrument valuations are primarily comprised of its determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, the Company's annual assessment of the recoverability of its goodwill and other nonamortizable intangibles, and the Company's evaluation of the recoverability of its other long-lived assets upon certain triggering events.

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

If the carrying value of the Company's amortizing intangible or long-lived assets exceeds their estimated fair value, the Company is required to write the carrying value down to fair value. Any such write down is included in impairment expense in the Company's consolidated statements of operations. A high degree of judgment is required to estimate the fair value of the Company's amortizing intangible and long-lived assets. The Company may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. The Company may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from the Company's amortizing intangible or long-lived assets may differ from its estimate of fair value.

The Company utilizes the cost approach as the primary method used to establish fair value for its property and equipment in connection with business combinations. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation and functional and technological obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company's property and equipment along with assumptions regarding the age and estimated useful lives of its property and equipment.

The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company's indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. At December 31, 2019, the Company performed a qualitative assessment of its cable certificates and concluded that it is more likely than not that the fair value exceeds the carrying value. At December 31, 2019, the Company determined that it was necessary to perform a quantitative impairment assessment of its wireless licenses for which an impairment of $157.0 million was recorded. At December 31, 2018, the Company determined that it was necessary to perform a quantitative impairment assessment of its cable certificates and wireless licenses for which an impairment of $65.0 million was recorded related to its cable certificates (see note 8 in the accompanying consolidated financial statements).

The Company utilizes an income approach as the primary method used to establish fair value for its customer relationships, cable certificates, and wireless licenses in connection with business combinations and annual impairment testing when deemed necessary. The income approach quantifies the expected earnings of the Company's customer relationships, cable certificates, and wireless licenses by isolating the after tax cash flows attributable to the respective asset and then discounting the cash flows to their present value. The income approach relies on management’s assumptions such as projected revenue, market penetration, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated after tax cash flows.

The Company performs an annual assessment of the recoverability of its goodwill during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. The Company utilizes a qualitative assessment for determining whether the quantitative goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. At December 31, 2019 and 2018, the Company determined that it was necessary to perform a quantitative goodwill impairment assessment for the GCI Holdings reporting unit. The Company did not record an impairment for goodwill for the year ended December 31, 2019. An impairment was recorded in the amount of $135.8 million (see note 8 in the accompanying consolidated financial statements) for the year ended December 31, 2018.

The fair value of goodwill is determined using an income approach. The Company’s income approach model used for its goodwill valuation is consistent with that used for the cable certificates except that cash flows from the entire business enterprise are used for the goodwill valuation.

Income Taxes. The Company is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its financial statements or tax returns for each taxing jurisdiction in which it operates. This process requires the Company's management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that it enters into. Based on these judgments, the Company may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, its inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on the Company's financial position.

Results of Operations - GCI Holdings, LLC

GCI Holdings provides a full range of wireless, data, video, voice, and managed services to residential, businesses, governmental entities, and educational and medical institutions primarily in Alaska. We have seen a general decrease in subscriber metrics primarily due to the recent recession in Alaska as discussed in the Overview section combined with macro trends such as cord cutting by video subscribers. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	December 31,
	2019	2018	2017
Consumer
Wireless:
Revenue generating wireless lines in service[1]	176,200	180,400	181,800
Non-revenue generating wireless lines in service[2]	6,100	12,300	15,000
Wireless lines in service[3]	182,300	192,700	196,800
Data:
Cable modem subscribers[4]	127,000	125,700	124,900
Video:
Basic subscribers[5]	81,200	89,100	97,200
Homes passed[6]	253,400	253,400	252,500
Voice:
Total local access lines in service[7]	39,900	44,500	48,900
Business
Wireless:
Wireless lines in service[3]	20,500	21,500	22,600
Data:
Cable modem subscribers[4]	8,800	9,200	9,900
Voice:
Total local access lines in service[7]	34,500	36,500	38,500

1 A revenue generating wireless line in service is defined as a wireless device with a monthly fee for services.
2 A non-revenue generating wireless line in service is defined as a data-only line with no monthly fee for services.
3 A wireless line in service is defined as a revenue generating wireless device.
4 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

5 A basic subscriber is defined by the purchase of basic video service.
6 A home passed is defined as a dwelling unit that can be connected to GCI Holdings' network without the need of otherwise extending its network.
7 A local access line in service is defined as a revenue generating circuit or channel connecting a customer to the public switched telephone network.

As described in notes 1 and 4 to the accompanying consolidated financial statements, for accounting purposes, HoldCo is considered to have acquired GCI Liberty in the contribution. Although GCI Holdings’ results are only included in the Company’s results beginning on March 9, 2018, we believe a discussion of GCI Holdings’ results for all periods presented promotes a better understanding of the overall results of its business. For comparison and discussion purposes the Company is presenting the pro forma results of GCI Holdings for the years ended December 31, 2018 and 2017, inclusive of acquisition accounting adjustments. The pro forma financial information was prepared based on the historical financial information of GCI Holdings and assuming the acquisition of GCI Holdings took place on January 1, 2017. The Company has made pro forma adjustments to the results for the years ended December 31, 2018 and 2017 to reflect the impact of the FCC's decision in regards to RHC funding as described above in the Rural Health Care Program section. The financial information below is presented for illustrative purposes only and does not purport to represent what the results of operations of GCI Holdings would actually have been had the business combination occurred on January 1, 2017, or to project the results of operations of GCI

Holdings for any future periods. The pro forma adjustments are based on available information and certain assumptions that the Company's management believes are reasonable. The pro forma adjustments are directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, stock-based compensation, and the exclusion of transaction related costs; RHC funding as described above; and the new revenue standard and are expected to have a continuing impact on the results of operations of GCI Holdings.

GCI Holdings' operating results for the year ended December 31, 2019 and pro forma operating results for the years ended December 31, 2018 and 2017 are as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Revenue	$869,662	875,290	894,909
Operating expenses (excluding stock-based compensation included below):
Operating expense	(266,565)	(259,516)	(276,885)
Selling, general and administrative expenses	(346,219)	(348,903)	(333,023)
Adjusted OIBDA	256,878	266,871	285,001
Stock-based compensation	(14,907)	(6,088)	(14,230)
Impairment of intangibles and long-lived assets	(167,062)	(207,940)	—
Insurance proceeds and restructuring, net	5,758	—	—
Legal settlement	—	(3,600)	—
Depreciation and amortization	(263,508)	(241,687)	(240,206)
Operating income	$(182,841)	(192,444)	30,565

Revenue

The components of revenue are as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Consumer
Wireless	$168,086	166,847	169,601
Data	169,332	159,667	145,757
Video	83,946	89,553	99,609
Voice	17,111	20,601	21,858
Business
Wireless	92,603	95,649	99,940
Data	277,519	278,315	290,194
Video	16,170	19,449	18,039
Voice	44,895	45,209	49,911
Total pro forma revenue	$869,662	875,290	894,909

Consumer wireless revenue increased $1.2 million and decreased $2.8 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in revenue in 2019 was primarily due to increased plan fee revenue of $5.4 million driven by the absence in 2019 of the forgiveness of a month of service (described below) for the Company's wireless customers, which occurred in 2018, and subscribers' selection of plans with higher recurring monthly charges that offer higher usage limits. During the third quarter of 2018, the Company implemented a new billing system that included a transition of wireless customers from billing in arrears to billing in advance. To ease the transition for customers, the Company forgave one month of service for those customers who would have otherwise received an invoice for two months of service. The increase in revenue in 2019 was partially offset by a decrease in the number of revenue generating wireless subscribers, a decrease in USF high cost support ("High Cost Support") of $2.4 million due to the previously disclosed end of High Cost Support for urban areas as of December 31, 2018, and a $1.3 million decrease in the subsidy for Lifeline subscribers due to a reduction of the subsidy provided by the State of Alaska. The decrease in revenue in 2018 was partially due to a $4.2 million decrease in wireless plan fee revenue for the year ended December 31, 2018 as compared to the corresponding prior year period, which was primarily driven by a decrease in the number of subscribers and the forgiveness of a month of service for our wireless customers due to the implementation of the new billing system as discussed above. Additionally, there was a decrease of $2.2 million in High Cost Support due to a scheduled decrease in cash received for High Cost Support for urban areas for 2018. The decreases discussed above were partially offset by a $5.1 million increase in wireless equipment revenue in 2018, which was primarily driven by an increase in the number of higher priced wireless devices sold.

Consumer data revenue increased $9.7 million and $13.9 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in 2019 was driven by subscribers' selection of plans with higher recurring monthly charges that offer higher speeds and higher usage limits. The increase in 2018 was also impacted by an increase in prices for lower tier cable modem plans, which has led to subscribers moving to plans with higher recurring monthly charges that offer higher speeds and higher usage limits.

Consumer video revenue decreased $5.6 million and $10.1 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decreases in 2019 and 2018 were primarily due to a 9% and 8% decrease in the number of subscribers, respectively, partially offset by an increase in prices to video plans that occurred in the second quarter of 2019.

Consumer voice revenue decreased $3.5 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decreases in 2019 and 2018 were primarily due to a $1.3 million and $1.2 million decrease in High Cost Support, respectively, due to a scheduled decreases in funding for urban areas. Additionally, 2019 was impacted by a decrease in local plan fee revenue driven by a reduction in the number of customers.

Business wireless revenue decreased $3.0 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decreases in 2019 and 2018 were due to wholesale customers moving backhaul circuits off our network and a reduction of roaming traffic due to a wholesale customer's construction of its own facilities and wholesale customers enforcing limits on their customers roaming on the Company's network.

Business data revenue decreased $0.8 million and $11.9 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in 2019 was primarily due to a $2.8 million decrease in professional services revenue driven by a decrease in special project work and a reduction of revenue from a healthcare customer whose funding was denied as discussed in the Rural Health Care Program section above. The decrease in 2019 was partially offset by a $2.4 million increase in data and transport revenue driven by an increase in the price of business cable modems and higher sales to school and medical customers. The decrease in 2018 was primarily due to a $7.3 million decrease in data and transport service revenue due to the reduction from the RHC Program as discussed above in the Rural Health Care Program section and a $4.3 million decrease in professional services revenue due to a decrease in special project work.

Business video revenue decreased $3.3 million and increased $1.4 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in 2019 was primarily due to a decrease in political advertising revenue. The increase in 2018 was primarily due to an increase in political advertising revenue partially offset by a decrease in video plan fee revenue due to a decrease in business video subscribers.

Business voice revenue was relatively flat and decreased $4.7 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in 2018 was primarily due to a $2.1 million decrease in long distance revenue as a result of decreased long distance traffic and rate compression and a $2.6 million decrease in local voice revenue due to a decrease in the number of business access lines in service.

Operating expenses increased $7.0 million and decreased $17.4 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in 2019 was primarily due to a $5.7 million increase in data transport costs driven by a transition from accounting for satellite transponders as operating leases instead of finance leases and a $4.2 million increase in wireless network and roaming costs partially offset by a $1.3 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers and a $1.2 million decrease in voice costs driven by network changes that allowed the Company to move circuits off of other carriers. The decrease in 2018 was primarily due to a $3.9 million decrease in video distribution and programming costs primarily due to a decrease in the number of video subscribers; a $5.1 million decrease in wireless costs due to a decrease in wireless distribution costs driven by construction of facilities that allowed the Company to move traffic to its network; a $3.1 million decrease in professional services expense due to a decrease in special project work; and a $2.7 million decrease in voice costs due to the decrease in long distance traffic and a reduction of local access lines in service.

Selling, general and administrative expenses decreased $2.7 million and increased $15.9 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The decrease in 2019 was driven by a $21.7 million decrease in labor and contract labor costs, a $3.7 million decrease in various costs due to cost cutting efforts and a $1.6 million decrease in write-off costs related to obsolete inventory. The decrease in 2019 was partially offset by a $17.0 million reserve recorded for RHC Program compliance issues (see note 16 in the accompanying consolidated financial statements) and a $7.1 million increase in software related expense as a result of a transition from purchased software to software as a service arrangements. The increase in 2018 was primarily due to a $4.0 million write-off of costs associated with an abandoned project, a $3.3 million increase in labor costs driven by severance payments to employees who were laid off and annual merit increases, and a $3.3 million increase in software contracts due to additional work as part of the billing system implementation.

Stock based compensation increased $8.8 million and decreased $8.1 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increase in 2019 is due to awards granted in the fourth quarter of 2018 and first quarter of 2019. The decrease in 2018 is due to awards for which, based on purchase accounting, amortization was completely recognized during 2017.

Impairment of intangibles and long-lived assets was $167.1 million and $207.9 million for the years ended December 31, 2019 and 2018, respectively. The impairment in 2019 was primarily due to the impairment of wireless licenses due to increased uncertainty around long-term wireless revenue. The impairment in 2018 was primarily due to the impairment of goodwill and cable certificates as a result of unanticipated program revenue changes and certain other market factors impacting GCI Holdings' operating results.

Depreciation and amortization increased $21.8 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. The increases in 2019 and 2018 were primarily due to new assets placed in service since March 9, 2018, partially offset by assets which became fully depreciated since March 9, 2018 and lower amortization expense because of an accelerated recognition pattern for amortizing intangibles.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of its long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. The Company manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. The Company believes this best protects it from interest rate risk. The Company has achieved this mix by (i) issuing fixed rate debt that it believes has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when it deems appropriate. As of December 31, 2019, the Company's debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal amount	Weighted average interest rate	Principal amount	Weighted average interest rate
	dollar amounts in thousands
GCI Holdings	$519,732	4.2%	$775,000	6.8%
Corporate and other	$1,300,000	3.8%	$477,250	1.8%

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

At December 31, 2019, the fair value of the Company's equity securities was $2.6 billion. Had the market price of such securities been 10% lower at December 31, 2019, the aggregate value of such securities would have been $261 million lower. At December 31, 2019, the fair value of the Company's investment in Liberty Broadband was $5.4 billion. Had the market price of such security been 10% lower at December 31, 2019, the fair value of such security would have been $537 million lower. Additionally, the Company's investment in LendingTree (an equity method affiliate) is a publicly traded security which is not reflected at fair value in the Company's financial statements. This security is subject to market risk which is not directly reflected in our financial statements.

Item 8. Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements are filed under this Item, beginning on page II-26.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.
Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2019 due to a material weakness in its internal control over financial reporting that is described below in “Management’s Report on Internal Control Over Financial Reporting.”

However, giving full consideration to the material weakness, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles ("GAAP"). The Company’s independent registered accounting firm, KPMG LLP, has issued its report dated February 26, 2020, which expressed an unqualified opinion on those consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

See page II-20 for Management's Report on Internal Control Over Financial Reporting.

See page II-21 for KPMG LLP’s report regarding the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2019, the Company continued to review the design of its controls, make adjustments and continued to implement new controls to alleviate the noted control deficiencies. Other than these items, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
In response to the material weakness identified in “Management’s Report on Internal Control Over Financial Reporting,” the Company, with oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weakness at GCI Holdings. Remediation activities include:

•	Continue to hire, train and retain individuals with appropriate skills and experience related to designing, operating and documenting internal control over financial reporting.

•	Communicate expectations, monitor for compliance with expectations, and hold individuals accountable for their roles related to internal control over financial reporting.

•
Design and implement a comprehensive and continuous risk assessment process to identify and assess financial statement risks and ensure that the financial reporting process and related internal controls are in place to respond to those risks.

•	Enhance the design of and implement additional process-level control activities and ensure they are properly evidenced and operating effectively.

The Company believes the foregoing efforts will effectively remediate the material weakness described in “Management’s Report on Internal Control Over Financial Reporting.” Because the reliability of the internal control process requires repeatable execution, the successful on-going remediation of the material weakness will require on-going review and evidence of effectiveness prior to concluding that the controls are effective. The Company's remediation efforts are underway; however there is no assurance that the remediation efforts will be effective in the future or that additional material weaknesses will not develop or be identified.
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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, the Company's internal control over financial reporting is not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting exists at GCI Holdings, a wholly-owned subsidiary, as of December 31, 2019, due to:

•	Insufficient staffing and training of certain control operators;

•
Inadequate assessment of financial reporting risks, which in turn contributed to reliance on business process controls that were not designed and operating effectively to adequately mitigate existing risks;

•	Breakdowns in communication of expectations and prioritization of control execution to certain control operators;

•	Lack of accountability for effective control operation; and

•	Insufficient monitoring activities to ensure that the components of internal control are present and functioning.

As a consequence, the information technology general controls around access to financially relevant systems were not consistently operating effectively to ensure that access to data and applications was adequately restricted to appropriate personnel. Additionally, certain business process controls were not appropriately designed to be responsive to existing risks, nor were they consistently operating effectively.

The control deficiencies did not result in any identified misstatements.

KPMG LLP has issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting. Their report appears on page II-21 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GCI Liberty, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited GCI Liberty, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified at GCI Holdings, a wholly-owned subsidiary, and included in management’s assessment related to:

•	Insufficient staffing and training of certain control operators;

•
Inadequate assessment of financial reporting risks, which in turn contributed to reliance on business process controls that were not designed and operating effectively to adequately mitigate existing risks;

•	Breakdowns in communication of expectations and prioritization of control execution to certain control operators;

•	Lack of accountability for effective control operation; and

•	Insufficient monitoring activities to ensure that the components of internal control are present and functioning.

As a consequence, the information technology general controls around access to financially relevant systems were not consistently operating effectively to ensure that access to data and applications was adequately restricted to appropriate personnel. Additionally, certain business process controls were not appropriately designed to be responsive to existing risks, nor were they consistently operating effectively.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GCI Liberty, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of GCI Liberty, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Performance of incremental audit procedures over revenue and accounts receivable that are reliant on systems impacted by ineffective information technology general controls

As of December 31, 2019, the Company determined a material weakness in internal control existed due, in part, to ineffective system access information technology general controls (ITGCs) related to information technology (IT) systems that are significant to the revenue and accounts receivable processes. Automated and manual business process controls that were dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. Financial statement account balances and disclosures affected by this material weakness included revenue and accounts receivable.

We identified the performance of incremental audit procedures over revenue and accounts receivable that are reliant on IT systems impacted by ineffective ITGCs as a critical audit matter. A high degree of auditor judgment was required to design incremental audit procedures, including determining the revenue streams over which incremental procedures were performed. Further, in light of the complexity of the Company’s IT environment, a high degree of auditor judgment was required to assess the sufficiency of the procedures performed and evidence obtained.

The primary procedures we performed to address this critical audit matter included the following. We used our judgment to determine the nature and extent of incremental procedures performed over revenue and accounts receivable that are reliant on IT systems impacted by ineffective ITGCs. This included determining the revenue streams over which those incremental procedures were performed. For each revenue stream where incremental procedures were performed, we:

•
assessed the recorded revenue and accounts receivable by selecting a sample of transactions and compared the amounts recorded to underlying documentation, including contracts with customers, where available, as well as payment or other available evidence for services and products provided.

•
increased the number of sample revenue and accounts receivable transactions selected for testing from what we would have otherwise selected if the Company’s internal controls were designed and operating effectively during the entire year.

In addition, we evaluated the overall sufficiency of audit evidence obtained over revenue and accounts receivable that are reliant on IT systems impacted by ineffective ITGCs.

Evaluation of impairment analysis of the wireless licenses and the goodwill of the GCI Holdings reporting unit

As discussed in Note 8 to the consolidated financial statements, and disclosed in the consolidated balance sheet, the Company’s wireless licenses balance as of December 31, 2019 was $35 million. Additionally, the Company’s goodwill balance as of December 31, 2019 was $856 million of which $830 million related to the GCI Holdings reporting unit. The Company performs impairment testing on an annual basis and whenever events or changes in circumstances indicate an impairment may have occurred. As a result of the annual impairment assessment, the Company recorded an impairment of wireless licenses of $157 million and no impairment of its goodwill.

We identified the evaluation of the impairment analysis of the wireless licenses and goodwill of the GCI Holdings reporting unit as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the estimation of fair value for the wireless licenses and the GCI Holdings reporting unit. Specifically, testing the forecasted revenue and discount rate assumptions used to determine the estimated fair values involved a high degree of subjectivity. In addition, these fair values were challenging to test due to the sensitivity of the fair value to changes in these assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s wireless licenses and goodwill impairment assessment process, including controls related to the development of the assumptions noted above. We evaluated the Company’s forecasted revenue that was used in estimating the fair values, by comparing the forecast to historical actual results of the Company and to forecasted revenue growth rates of its peer companies. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the revenue forecasts in consideration of planned business initiatives. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the forecasted revenue in the wireless licenses valuation, by comparing the revenue growth rate to publicly available market data and considering the forecasted revenue used in prior year valuations of the wireless licenses;

•
evaluating the discount rates used in the impairment analyses by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities; and

•	assessing the estimates of the fair values of the wireless licenses and GCI Holdings reporting unit using the Company’s forecasted revenue and discount rates.

Assessment of liabilities and disclosures related to noncompliance with the Rural Health Care Program

As discussed in Note 16 to the consolidated financial statements, the Company receives support from various Universal Services Fund (USF) programs, including the Rural Health Care (RHC) Program, which is administered by the Universal Service Administration Company. The USF programs are subject to interpretation and regulatory actions taken by the Federal Communications Commission (FCC). The Company became aware of potential RHC Program compliance issues in the fourth quarter of 2019 and accrued a loss of $17 million for contracts that are deemed probable of not complying with the RHC Program rules. The Company also identified certain contracts where additional loss was reasonably possible and such loss could range from zero to $44 million.

We identified the assessment of liabilities and disclosures related to noncompliance with the RHC Program as a critical audit matter. There was especially subjective auditor judgment involved in assessing the probability of loss, and in assessing the Company’s determination of reliable estimates of such probable and reasonably possible losses related to these matters, including the sufficiency of audit evidence.

The primary procedures we performed to address this critical audit matter included the following. We inquired of and inspected minutes of meetings involving senior management of the Company and those charged with governance. We inspected correspondence with the FCC regarding developments in FCC regulatory compliance matters. We inquired of the Company’s internal legal and external legal counsel and inspected a selection of customer contracts and related documents. We read letters received directly from the Company’s external legal counsel. Based on these procedures, we assessed the probability of loss and the estimates made in determining the recorded liability and the related disclosures. In addition, we evaluated the sufficiency of audit evidence obtained over the liabilities and disclosures related to noncompliance with the RHC Program.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado
February 26, 2020

GCI LIBERTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$569,520	491,257
Trade and other receivables, net of allowance for doubtful accounts of $7,516 and $7,555, respectively	114,435	182,600
Current portion of tax sharing receivable	—	36,781
Other current assets	43,868	40,100
Total current assets	727,823	750,738
Investments in equity securities (note 6)	2,605,293	1,533,517
Investments in affiliates, accounted for using the equity method (note 7)	167,643	177,030
Investment in Liberty Broadband measured at fair value (note 7)	5,367,242	3,074,373
Property and equipment, net	1,090,901	1,184,606
Intangible assets not subject to amortization
Goodwill (note 8)	855,837	855,837
Cable certificates	305,000	305,000
Wireless licenses	35,000	190,000
Other	6,500	16,500
	1,202,337	1,367,337
Intangible assets subject to amortization, net (note 8)	391,979	436,006
Tax sharing receivable	84,534	65,701
Other assets, net	295,693	71,514
Total assets	$11,933,445	8,660,822

		(Continued)
See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

December 31, 2019 and 2018

	2019	2018
	amounts in thousands, except share amounts
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$92,893	100,334
Deferred revenue	27,886	31,743
Current portion of debt, net of deferred financing costs (note 9)	3,008	900,759
Indemnification obligation (note 5)	202,086	—
Other current liabilities	69,149	47,958
Total current liabilities	395,022	1,080,794
Long-term debt, net, including $658,839 and $462,336 measured at fair value (note 9)	3,263,210	1,985,275
Obligations under finance leases and tower obligations, excluding current portion (note 10)	97,507	122,245
Long-term deferred revenue	57,986	65,954
Deferred income tax liabilities	1,527,109	793,696
Preferred stock (note 12)	178,002	177,103
Derivative Instrument (note 5)	71,305	—
Indemnification obligation (note 5)	—	78,522
Other liabilities	133,020	50,543
Total liabilities	5,723,161	4,354,132
Equity
Stockholders’ equity:
Series A common stock, $0.01 par value. Authorized 500,000,000 shares; issued and outstanding 101,306,716 and 102,058,816 shares at December 31, 2019 and 2018, respectively	1,013	1,021
Series B common stock, $0.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,437,593 and 4,441,609 shares at December 31, 2019 and 2018, respectively	44	44
Series C common stock, $0.01 par value. Authorized 1,040,000,000 shares; no issued and outstanding shares at December 31, 2019 and 2018	—	—
Additional paid-in capital	3,221,885	3,251,957
Accumulated other comprehensive earnings (loss), net of taxes	(4,084)	168
Retained earnings	2,982,626	1,043,933
Total stockholders' equity	6,201,484	4,297,123
Non-controlling interests	8,800	9,567
Total equity	6,210,284	4,306,690
Commitments and contingencies
Total liabilities and equity	$11,933,445	8,660,822

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in thousands, except per share amounts
Revenue	$894,733	739,762	23,817
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization shown separately below)	285,331	227,192	11,541
Selling, general and administrative, including stock-based compensation (note 14)	399,286	347,676	64,621
Depreciation and amortization expense	266,333	206,946	3,252
Impairment of intangibles and long-lived assets	167,062	207,940	—
Insurance proceeds and restructuring, net	(5,758)	—	—
	1,112,254	989,754	79,414
Operating income (loss)	(217,521)	(249,992)	(55,597)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(153,803)	(119,296)	—
Share of earnings (losses) of affiliates, net (note 7)	(2,629)	25,772	7,001
Realized and unrealized gains (losses) on financial instruments, net (note 5)	3,002,400	(681,545)	637,164
Tax sharing agreement	26,646	(32,105)	—
Other, net	13,172	205	2,467
	2,885,786	(806,969)	646,632
Earnings (loss) before income taxes	2,668,265	(1,056,961)	591,035
Income tax (expense) benefit	(730,023)	183,307	133,522
Net earnings (loss)	1,938,242	(873,654)	724,557
Less net earnings (loss) attributable to the non-controlling interests	(456)	(351)	(29)
Net earnings (loss) attributable to GCI Liberty, Inc. shareholders	$1,938,698	(873,303)	724,586
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share (note 2)	$18.41	(8.09)	6.65
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share (note 2)	$18.32	(8.09)	6.65

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in thousands
Net earnings (loss)	$1,938,242	(873,654)	724,557
Other comprehensive earnings (loss), net of taxes:
Comprehensive earnings (loss) attributable to debt credit risk adjustments	(4,252)	168	—
Comprehensive earnings (loss)	1,933,990	(873,486)	724,557
Less comprehensive earnings (loss) attributable to the non-controlling interests	(456)	(351)	(29)
Comprehensive earnings (loss) attributable to GCI Liberty, Inc. shareholders	$1,934,446	(873,135)	724,586

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in thousands (See note 3)
Cash flows from operating activities:
Net earnings (loss)	$1,938,242	(873,654)	724,557
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	266,333	206,946	3,252
Stock-based compensation expense	24,897	28,207	26,583
Share of (earnings) losses of affiliates, net	2,629	(25,772)	(7,001)
Realized and unrealized (gains) losses on financial instruments, net	(3,002,400)	681,545	(637,164)
Deferred income tax expense (benefit)	729,970	(182,724)	(133,522)
Intergroup tax payments	—	—	287,763
Impairment of intangibles and long-lived assets	167,062	207,940	—
Other, net	4,800	13,441	1,040
Change in operating assets and liabilities:
Current and other assets	3,041	(34,698)	31,772
Payables and other liabilities	(45,969)	61,657	7,584
Net cash provided (used) by operating activities	88,605	82,888	304,864
Cash flows from investing activities:
Cash and restricted cash from acquisition of GCI Holdings	—	147,957	—
Capital expended for property and equipment	(148,481)	(134,352)	(3,488)
Purchases of investments	—	(48,581)	(76,815)
Proceeds from derivative instrument	105,866	—	—
Settlement of derivative instrument	(105,866)	—	—
Other investing activities, net	17,799	2,700	2,180
Net cash provided (used) by investing activities	(130,682)	(32,276)	(78,123)
Cash flows from financing activities:
Borrowings of debt	877,308	1,588,703	—
Repayment of debt, finance leases, and tower obligations	(688,901)	(254,033)	—
Contributions from (distributions to) former parent, net	—	(1,122,272)	(109,540)
Indemnification payment to Qurate Retail	—	(132,725)	—
Derivative payments	—	(80,001)	—
Repurchases of GCI Liberty common stock	(43,910)	(111,648)	—
Other financing activities, net	(18,302)	(20,752)	(31,180)
Net cash provided (used) by financing activities	126,195	(132,728)	(140,720)
Net increase (decrease) in cash, cash equivalents and restricted cash	84,118	(82,116)	86,021
Cash, cash equivalents and restricted cash at beginning of period	492,032	574,148	488,127
Cash, cash equivalents and restricted cash at end of period	$576,150	492,032	574,148

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

Years ended December 31, 2019, 2018, and 2017

	Series A common stock	Series B common stock	Parent's investment	Additional paid-in capital	Accumulated other comprehensive earnings (loss)	Retained earnings	Non-controlling interest in equity of subsidiaries	Total equity
	amounts in thousands
Balances at January 1, 2017	$—	—	2,398,452	—	—	1,190,568	3,662	3,592,682
Net earnings (loss)	—	—	—	—	—	724,586	(29)	724,557
Stock-based compensation	—	—	26,243	—	—	—	—	26,243
Withholding taxes on net share settlements of stock-based compensation	—	—	(27,793)	—	—	—	—	(27,793)
Contributions from (distributions to) former parent, net	—	—	(146,680)	—	—	—	—	(146,680)
Intergroup (payments) receipts	—	—	37,140	—	—	—	—	37,140
Other	—	—	18,078	—	—	(191)	—	17,887
Balances at December 31, 2017	—	—	2,305,440	—	—	1,914,963	3,633	4,224,036
Net earnings (loss)	—	—	—	—	—	(873,303)	(351)	(873,654)
Other comprehensive earnings (loss)	—	—	—	—	168	—	—	168
Stock-based compensation	—	—	—	25,399	—	—	—	25,399
Series A GCI Liberty stock repurchases	(25)	—	—	(111,623)	—	—	—	(111,648)
Contribution of taxes in connection with HoldCo Split-Off	—	—	1,341,657	—	—	—	—	1,341,657
Contributions from (distributions to) former parent, net	—	—	(1,122,272)	(2,019)	—	2,019	—	(1,122,272)
Change in Capitalization in connection with HoldCo Split-Off	1,046	44	(2,524,825)	2,523,735	—	—	7,000	7,000
Issuance of GCI Liberty Stock in connection with the Transactions	—	—	—	1,111,206	—	—	—	1,111,206
Issuance of Indemnification Agreement	—	—	—	(281,255)	—	—	—	(281,255)
Distribution to non-controlling interests	—	—	—	—	—	—	(3,625)	(3,625)
Other	—	—	—	(13,486)	—	254	2,910	(10,322)
Balances at December 31, 2018	1,021	44	—	3,251,957	168	1,043,933	9,567	4,306,690
Net earnings (loss)	—	—	—	—	—	1,938,698	(456)	1,938,242
Other comprehensive earnings (loss)	—	—	—	—	(4,252)	—	—	(4,252)
Stock-based compensation	—	—	—	26,019	—	—	—	26,019
Series A GCI Liberty stock repurchases	(10)	—	—	(43,900)	—	—	—	(43,910)
Issuance of common stock upon exercise of stock options	2	—	—	1,878	—	—	—	1,880
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(11,088)	—	—	—	(11,088)
Other	—	—	—	(2,981)	—	(5)	(311)	(3,297)
Balances at December 31, 2019	$1,013	44	—	3,221,885	(4,084)	2,982,626	8,800	6,210,284

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

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

The Company holds investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates' independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

possible misstatements of the financial information provided by its equity affiliates that would have a material effect on its consolidated financial statements.

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

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Transactions and certain conditions to and provisions governing the relationship between GCI Liberty and Qurate Retail (for accounting purposes a related party of GCI Liberty) with respect to and resulting from the Transactions. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and GCI Liberty and other agreements related to tax matters. Pursuant to the tax sharing agreement, GCI Liberty has agreed to indemnify Qurate Retail for taxes and tax-related losses resulting from the Holdco Split-Off to the extent such taxes or tax-related losses (i) result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by GCI Liberty (applicable to actions or failures to act by GCI Liberty and its subsidiaries following the completion of the Holdco Split-Off), or (ii) result from Section 355(e) of the Internal Revenue Code applying to the Holdco Split-Off as a result of the Holdco Split-Off being part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by vote or value) in the stock of GCI Liberty (or any successor corporation). Pursuant to the services agreement, Liberty Media provides GCI Liberty with general and administrative services including legal, tax, accounting, treasury and investor relations support. See below for a description of an amendment to the services agreement entered into in December 2019. Under the facilities sharing agreement, GCI Liberty shares office space with Liberty Media and related amenities at its corporate headquarters. GCI Liberty reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and for costs negotiated semi‑annually.

Liberty Media is a related party of GCI Liberty for accounting purposes as a result of the services agreement. Under these agreements, amounts reimbursable to Liberty Media were approximately $9.7 million and $8.3 million for the years ended December 31, 2019 and 2018, respectively.

In addition, Qurate Retail and GCI Liberty have agreed to indemnify each other with respect to certain potential losses in respect of the HoldCo Split‑Off. See note 5 for information related to the indemnification agreement.

In December 2019, the Company entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, the Company’s President and Chief Executive Officer. Under the amended services agreement, components of his compensation will either be paid directly to him by each of the Company, Liberty TripAdvisor Holdings, Inc., Liberty Broadband, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 14% for the Company. The new agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).

(2) Summary of Significant Accounting Principles

Cash and Cash Equivalents

Cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition. Financial instruments, which potentially subject the Company to concentration of credit risk,

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

consist primarily of cash and cash equivalents and corporate debt securities. The Company maintains some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits.

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

Changes in the allowance for doubtful receivables during the years ended December 31, 2019, 2018 and 2017 are summarized below (amounts in thousands):

		Additions		Deductions
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Write-offs net of recoveries	Balance at end of year
2019	$7,555	10,139	—	4,522	13,172
2018	$—	8,741	—	1,186	7,555
2017	$1,100	—	—	1,100	—

As of December 31, 2019, $7.5 million and $5.7 million of the allowance for doubtful receivables is recorded in Trade and other receivables, net and Other assets, net, respectively, in the consolidated balance sheets.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

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

Property and Equipment

Property and equipment is stated at depreciated cost less impairments, if any. Construction costs of facilities are capitalized. Construction in progress represents transmission equipment and support equipment and systems not placed in service on December 31, 2019, that management intends to place in service during 2020. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Net property and equipment consists of the following:

	December 31,
	2019	2018
	amounts in thousands
Land and buildings (25 years)	$118,973	105,525
Telephony transmission equipment and distribution facilities (5-20 years)	837,966	763,957
Cable transmission equipment and distribution facilities (5-30 years)	120,642	100,391
Support equipment and systems (3-20 years)	132,854	118,230
Customer premise equipment (2-20 years)	34,202	21,351
Fiber optic cable systems (15-25 years)	53,646	53,384
Other (5-15 years)	21,478	19,381
Property and equipment under finance leases	17,695	41,084
Construction in progress	95,386	113,819
	1,432,842	1,337,122
Less accumulated depreciation	336,691	145,321
Less accumulated depreciation on property and equipment under finance leases	5,250	7,195
Property and equipment, net	$1,090,901	1,184,606

Depreciation of property and equipment under finance leases is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $204.2 million, $153.5 million and $0.2 million, respectively.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. Capitalized interest costs were $4.2 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively.

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

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other liabilities in the consolidated balance sheet. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. Over time, the liability is accreted to its present value each period, and the capitalized

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The majority of the Company's asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property. The asset retirement obligation is in Other liabilities in the consolidated balance sheets. Following is a reconciliation of the beginning and ending aggregate carrying amounts of the liability for asset retirement obligations (amounts in thousands):

Balance at January 1, 2018	$—
Liability acquired	38,686
Liability incurred	113
Accretion expense	1,662
Liability settled	—
Balance at December 31, 2018	40,461
Liability incurred	217
Accretion expense	1,596
Liability settled	(74)
Balance at December 31, 2019	$42,200

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

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Intangible assets with estimable useful lives are being amortized over 1 to 20 year periods with a weighted-average life of 13.80 years.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

The accounting guidance allows entities the option to perform a quantitative impairment test for goodwill. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

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

See note 8 for information on impairments recorded during the years ended December 31, 2019 and 2018.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Nature of Services and Products

Wireless

Wireless revenue is generated by providing access to, and usage of the Company's network by consumer, business, and wholesale carrier customers. Additionally, the Company generates revenue by selling wireless equipment such as handsets and tablets. In general, access revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and control transfers to the customer. Consideration received from the customer is allocated to the service and products based on stand-alone selling prices when purchased together.

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

Significant Judgments

Some contracts with customers include variable consideration, and may require significant judgment to determine the total transaction price, which impacts the amount and timing of revenue recognized. The Company uses historical customer data to estimate the amount of variable consideration included in the total transaction price and reassess its estimate at each reporting period. Any change in the total transaction price due to a change in the estimated variable consideration is allocated to the performance obligations on the same basis as at contract inception. Any portion of a change in transaction price that is

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

allocated to a satisfied or partially satisfied performance obligation is recognized as revenue (or a reduction in revenue) in the period of the transaction price change. Variable consideration has been constrained to reduce the likelihood of a significant revenue reversal.

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

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 of $253.1 million in 2020, $178.5 million in 2021, $119.4 million in 2022, $39.1 million in 2023 and $61.5 million in 2024 and thereafter.

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

Contract Balances

The Company had receivables of $246.9 million and $198.8 million at December 31, 2019 and 2018, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $41.0 million and $31.7 million at December 31, 2019 and 2018, respectively, the long-term portion of which are included in Other liabilities. The receivables and deferred revenue are from contracts with customers and exclude receivables and deferred revenue that are out of the scope of ASC 606. The Company's customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during 2019 was not materially impacted by other factors.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Years ended December 31,
	2019	2018
	amounts in thousands
GCI Holdings
Consumer Revenue
Wireless	$118,425	94,713
Data	169,332	130,631
Video	83,928	72,826
Voice	16,479	14,792
Business Revenue
Wireless	76,795	63,481
Data	273,847	223,121
Video	16,170	16,786
Voice	25,740	19,820
Evite	25,071	23,920
Lease, grant, and revenue from subsidies	88,946	79,672
Total	$894,733	739,762

Lease, Grant, and Revenue from Subsidies

Universal Service Fund

GCI Holdings receives support from each of the various Universal Service Fund ("USF") programs: high cost, low income, rural health care, and schools and libraries. The programs are subject to change by regulatory actions taken by the Federal Communications Commission ("FCC") or legislative actions, therefore, changes to the programs could result in a material decrease in revenue that the Company has recorded. Revenue recognized from the programs was 24% and 23% of the Company's revenue for the year ended December 31, 2019 and the period following the date of the Transactions through December 31, 2018, respectively. The Company had USF net receivables of $151.2 million and $91.3 million at December 31, 2019 and 2018, respectively. See note 16 for more information regarding the rural health care receivables.

Stock-Based Compensation

As more fully described in note 14, the Company has granted to certain directors, employees and employees of its subsidiaries, restricted shares ("RSAs"), restricted stock units ("RSUs") and options to purchase shares of GCI Liberty's common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options, RSAs and RSUs) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. The Company recognizes forfeitures as they occur.

Stock compensation expense was $24.9 million, $28.2 million and $26.6 million for the years ended December 31, 2019, 2018, and 2017, respectively, included in Selling, general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date.

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

Series A and Series B Common Stock

	Year ended December 31, 2019	March 9, 2018 through December 31, 2018
	number of shares in thousands
Basic WASO	105,328	107,924
Potentially dilutive shares	489	—
Diluted WASO	105,817	107,924

Antidilutive shares excluded from diluted WASO, including potentially dilutive shares, as a result of the Company's net loss attributable to GCI Liberty, Inc. shareholders	—	1,127

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

The Company has investments that are accounted for using the equity method. The Company does not control the decision making process or business management practices of these affiliates. Accordingly, the Company relies on management of these affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, the Company relies on audit reports that are provided by the affiliates’

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on the Company’s consolidated financial statements.

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

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Cash paid for acquisition of GCI Holdings:
Property and equipment	$—	1,211,392	—
Intangible assets not subject to amortization	—	1,538,544	—
Intangible assets subject to amortization	—	468,737	—
Receivables and other assets	—	254,436	—
Liabilities assumed	—	(2,233,177)	—
Deferred tax assets (liabilities)	—	(276,683)	—
Fair value of equity consideration	—	(1,111,206)	—
Cash and restricted cash paid (received) for acquisitions, net of cash acquired	$—	(147,957)	—

Cash paid for interest, net of amounts capitalized	$155,977	132,103	6

Non-cash additions for purchases of property and equipment	$1,571	15,916	—

The following table reconciles cash and cash equivalents and restricted cash reported in the Company's consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Cash and cash equivalents	$569,520	491,257	573,210
Restricted cash included in other current assets	6,630	775	938
Total cash and cash equivalents and restricted cash at end of period	$576,150	492,032	574,148

(4) Acquisition

The Company accounted for the Transactions contemplated under the reorganization agreement using the acquisition method of accounting. Under this method, HoldCo is the acquirer of GCI Liberty. The acquisition price was $1.1 billion (level 1). The application of the acquisition method resulted in the assignment of purchase price to the GCI Liberty assets acquired and liabilities assumed based on estimates of their acquisition date fair values (primarily level 3). The assets acquired and liabilities assumed, and as discussed within this note, are those assets and liabilities of GCI Liberty prior to the completion of the Transactions. The determination of the fair values of the acquired assets and liabilities (and the determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

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

The pro forma results include adjustments directly attributable to the business combination including adjustments related to the amortization of acquired tangible and intangible assets, revenue, interest expense, stock-based compensation, and the exclusion of transaction related costs. The results also include the impact of the FCC's decision to reduce rates paid to the Company under the Rural Health Care Program and the new revenue standard. The pro forma information is not representative of the Company’s future results of operations nor does it reflect what the Company’s results of operations would have been if the acquisition had occurred previously and the Company consolidated the results of GCI Liberty during the periods presented.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2019			December 31, 2018
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
	amounts in thousands
Cash equivalents	$533,484	533,484	—	384,071	384,071	—
Equity securities	$2,600,008	2,600,008	—	1,529,901	1,529,901	—
Investment in Liberty Broadband	$5,367,242	5,367,242	—	3,074,373	3,074,373	—
Derivative instrument liability	$71,305	—	71,305	20,340	—	20,340
Indemnification obligation	$202,086	—	202,086	78,522	—	78,522
Exchangeable senior debentures	$658,839	—	658,839	462,336	—	462,336

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

Pursuant to an indemnification agreement, GCI Liberty has agreed to indemnify LI LLC for certain payments made to a holder of LI LLC's 1.75% exchangeable debentures due 2046 (the "1.75% Exchangeable Debentures"). An indemnity obligation in the amount of $281.3 million was recorded upon completion of the HoldCo Split-Off. In June 2018, Qurate Retail repurchased 417,759 bonds of the 1.75% Exchangeable Debentures for approximately $457.0 million, including accrued interest, and the Company made a payment under the indemnification agreement to Qurate Retail in the amount of $132.7 million. The remaining indemnification liability due to LI LLC pertains to the holder’s ability to exercise its exchange right according to the terms of the 1.75% Exchangeable Debentures on or before October 5, 2023. Such amount will equal the difference between the exchange value and par value of the 1.75% Exchangeable Debentures at the time the exchange occurs. The indemnification obligation recorded in the consolidated balance sheets as of December 31, 2019 represents the fair value of the estimated exchange feature included in the 1.75% Exchangeable Debentures primarily based on observable market data as significant inputs (Level 2). As of December 31, 2019, a holder of the 1.75% Exchangeable Debentures has the ability to exchange and, accordingly, such indemnification obligation is included as a current liability in the Company's consolidated balance sheets. Additionally, as of December 31, 2019, 332,241 bonds of the 1.75% Exchangeable Debentures remain outstanding.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Equity securities	$1,074,736	(274,393)	258,629
Investment in Liberty Broadband	2,292,869	(560,413)	473,342
Derivative instruments	(50,965)	75,970	(94,807)
Indemnification obligation	(123,564)	70,007	NA
Exchangeable senior debentures	(190,676)	7,284	NA
	$3,002,400	(681,545)	637,164

The Company has elected to account for its exchangeable debt using the fair value option. Accordingly, a portion of the unrealized gain (loss) recognized on the Company’s exchangeable debt is presented in other comprehensive income as it relates to instrument specific credit risk and any other changes in fair value are presented in the accompanying consolidated statements of operations.

(6) Investments in Equity Securities

Investments in equity securities, the majority of which are carried at fair value, are summarized as follows:

	December 31,
	2019	2018
	amounts in thousands
Charter (a)	$2,599,253	1,526,984
Other investments (b)	6,040	6,533
	$2,605,293	1,533,517
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

(7) Investments in Affiliates Accounted for Using the Equity Method

Investment in LendingTree

The Company has various investments accounted for using the equity method. The following table includes the Company’s carrying amount and percentage ownership of the more significant investments in affiliates at December 31, 2019 and the carrying amount at December 31, 2018:

	December 31, 2019			December 31, 2018
	Percentage ownership	Market value	Carrying amount	Carrying amount
		dollars in thousands
LendingTree (a)	26.5%	$1,045,044	$166,465	174,002
Other	various	NA	1,178	3,028
			$167,643	177,030

(a) Both the Company's ownership interest in LendingTree and the Company's share of LendingTree's earnings (losses) are reported on a three month lag. The market value disclosed is as of December 31, 2019.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

The Company’s share of LendingTree’s earnings (losses) was $(1.6) million, $21.1 million, and $7.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Investment in Liberty Broadband

On May 18, 2016, Qurate Retail completed a $2.4 billion investment in Liberty Broadband Series C non-voting shares (for accounting purposes a related party of the Company) in connection with the merger of Charter and Time Warner Cable Inc. ("TWC"). The proceeds of this investment were used by Liberty Broadband to fund, in part, its acquisition of $5.0 billion of stock in the new public parent company, Charter, of the combined enterprises. Qurate Retail, along with third party investors, all of whom invested on the same terms as Qurate Retail, purchased newly issued shares of Liberty Broadband Series C common stock at a per share price of $56.23, which was determined based upon the fair value of Liberty Broadband’s net assets on a sum‑of‑the parts basis at the time the investment agreements were executed in May 2015. Qurate Retail, as part of the merger described above, exchanged, in a tax‑free transaction, its shares of TWC common stock for shares of Charter Class A common stock, on a one‑for‑one basis, and Qurate Retail granted to Liberty Broadband a proxy and a right of first refusal with respect to the shares of Charter Class A common stock held by Qurate Retail following the exchange, which proxy and right of first refusal was assigned to GCI Liberty in connection with the completion of the Transactions.

As of December 31, 2019, the Company has a 23.5% economic ownership interest in Liberty Broadband. Due to overlapping boards of directors and management, the Company has been deemed to have significant influence over Liberty Broadband for accounting purposes, even though the Company does not have any voting rights. The Company has elected to apply the fair value option for its investment in Liberty Broadband (Level 1) as it is believed that investors value this investment based on the trading price of Liberty Broadband. The Company recognizes changes in the fair value of its investment in Liberty Broadband in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations. Summarized financial information for Liberty Broadband is as follows:

	December 31,
	2019	2018
	amounts in thousands
Current assets	$52,133	84,574
Investment in Charter, accounted for using the equity method	12,194,674	12,004,376
Other assets	9,535	9,487
Total assets	12,256,342	12,098,437
Long-term debt	572,944	522,928
Deferred income tax liabilities	999,757	965,829
Other liabilities	15,695	11,062
Equity	10,667,946	10,598,618
Total liabilities and shareholders' equity	$12,256,342	12,098,437

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Revenue	$14,859	22,256	13,092
Operating expenses, net	(44,136)	(34,270)	(38,570)
Operating income (loss)	(29,277)	(12,014)	(25,478)
Share of earnings (losses) of affiliates	286,401	166,146	2,508,991
Gain (loss) on dilution of investment in affiliate	(79,329)	(43,575)	(17,872)
Realized and unrealized gains (losses) on financial instruments, net	1,170	3,659	3,098
Other income (expense), net	(23,807)	(22,339)	(18,139)
Income tax benefit (expense)	(37,942)	(21,924)	(416,933)
Net earnings (loss)	$117,216	69,953	2,033,667

(8) Goodwill and Intangible Assets

Goodwill and Indefinite Lived Assets

Changes in the carrying amount of goodwill are as follows:

	GCI Holdings	Corporate and other	Total
	amounts in thousands
Balance at January 1, 2018	$—	25,569	25,569
Acquisitions	966,044	—	966,044
Impairment	(135,776)	—	(135,776)
Balance at December 31, 2018	$830,268	25,569	855,837
Impairment	—	—	—
Balance at December 31, 2019	$830,268	25,569	855,837

As presented in the accompanying consolidated balance sheets, cable certificates and wireless licenses are the other significant indefinite lived intangible assets.

Intangible Assets Subject to Amortization

	December 31, 2019			December 31, 2018
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
	amounts in thousands
Customer relationships	$408,267	(95,167)	313,100	$408,267	(55,417)	352,850
Other amortizable intangibles	139,721	(60,842)	78,879	122,759	(39,603)	83,156
Total	$547,988	(156,009)	391,979	$531,026	(95,020)	436,006

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Amortization expense for intangible assets with finite useful lives was $62.1 million and $53.5 million for the year ended December 31, 2019 and 2018. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in thousands):

Years ending December 31,
2020	$53,961
2021	$43,720
2022	$37,558
2023	$34,178
2024	$30,490

Impairments

During the year ended December 31, 2019, the Company recorded an impairment loss of $157.0 million related to its wireless licenses due to increased uncertainty around long-term wireless revenue. The fair value of the wireless licenses was determined using an income approach (level 3).

Due to unanticipated program revenue changes and certain other market factors impacting GCI Holdings operating results, impairment losses of $135.8 million and $65.0 million were recorded during the year ended December 31, 2018 related to goodwill and cable certificates, respectively, related to the GCI Holdings reporting unit. The fair value of the cable certificates and the GCI Holdings reporting unit was determined using an income approach (Level 3).

As of December 31, 2019, the GCI Holdings and Corporate and Other segments have accumulated goodwill impairment losses of $135.8 million and $55.7 million, respectively. Based on the quantitative assessments performed during the fourth quarter and the resulting impairment loss recorded, the estimated fair value of the wireless license does not significantly exceed its carrying value as of December 31, 2019.

(9) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2019	2019	2018
	amounts in thousands
Margin Loan Facility	$1,300,000	1,300,000	900,000
Exchangeable senior debentures	477,250	658,839	462,336
Senior notes	775,000	796,138	803,287
Senior credit facility	512,666	512,666	715,124
Wells Fargo note payable	7,066	7,066	7,554
Deferred financing costs	—	(8,491)	(2,267)
Total debt	$3,071,982	3,266,218	2,886,034
Debt classified as current, net of deferred financing costs		(3,008)	(900,759)
Total long-term debt		$3,263,210	1,985,275

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Margin Loan

On December 29, 2017, Broadband Holdco, LLC ("Broadband Holdco"), a wholly owned subsidiary of, at such time, Qurate Retail, and now the Company, entered into a margin loan agreement with various lender parties consisting of a term loan in an aggregate principal amount of $1.0 billion (the “Margin Loan”). 42,681,842 shares of Liberty Broadband Series C common stock were previously pledged by Broadband Holdco as collateral for the loan. The Margin Loan had a term of two years with an interest rate of LIBOR plus 1.85% and an undrawn commitment fee of up to 1.0% per annum. Deferred financing costs incurred on the Margin Loan are reflected in Long-term debt, net in the consolidated balance sheet. In connection with the completion of the Transactions, Broadband Holdco borrowed the full principal amount of the Margin Loan. A portion of the proceeds of the Margin Loan were used to make a distribution to Qurate Retail of $1.1 billion to be used within one year for the repurchase of QVC Group stock (now the Qurate Retail common stock) or to pay down certain debt at Qurate Retail, and for the payment of fees and other costs and expenses, in each case, pursuant to the terms of the reorganization agreement. The distributed loan proceeds constituted a portion of the cash reattributed to the QVC Group.

On October 5, 2018 (the “Closing Date”), Broadband Holdco entered into Amendment No. 1 (the “Amendment”) to the Margin Loan. Pursuant to the Amendment, lenders under the Margin Loan have agreed to, among other things, provide commitments (the “Revolving Commitments”) for a new revolving credit facility in an aggregate principal amount of up to $200.0 million (the “Revolving Credit Facility” and, the loans thereunder, the “Revolving Loans”). The Revolving Credit Facility established under the Amendment is in addition to the existing term loan credit facility under the Margin Loan (the “Term Loan Facility”). On the Closing Date, Broadband Holdco drew down on the full amount of the commitments under the Revolving Credit Facility and applied all of the proceeds to prepay, on the Closing Date, a portion of the loans outstanding under the Term Loan Facility (the “Term Loan Prepayment”). After giving effect to the initial borrowing of Revolving Loans and Term Loan Prepayment on the Closing Date, $800.0 million of loans under the Term Loan Facility were outstanding and $200.0 million of Revolving Loans were outstanding. Subsequent to the Closing Date, the Company repaid $100.0 million of the Revolving Credit Facility. The Amendment also amended certain covenants in the Margin Loan to permit, among other things, Broadband Holdco to enter into a subordinated revolving note with GCI Liberty and certain additional investments.

On November 25, 2019 (the "Amendment No. 2 Closing Date"), Broadband Holdco entered into Amendment No. 2 to the Margin Loan Agreement ("Amendment No. 2" and, together with the Margin Loan and the Amendment, the "Margin Loan Agreement"). Pursuant to Amendment No. 2, lenders under the Margin Loan have agreed to, among other things, extend the maturity date of the Margin Loan to December 29, 2021 and provide commitments for a new delayed draw term loan facility in an aggregate principal amount of $300.0 million ("Delayed Draw Term Loan Facility" and, together with the Revolving Credit Facility and the Term Loan Facility, the "Margin Loan Facility" and the loans thereunder, the "Loans"). The Delayed Draw Term Loan Facility is in addition to the existing Term Loan Facility and Revolving Credit Facility. After giving effect to Amendment No. 2 and the Interest True Up (as defined below), on the Amendment No. 2 Closing Date, $800.0 million of Loans under the Term Loan Facility were outstanding and $100.0 million of Loans under the Revolving Credit Facility were outstanding. No borrowings under the Delayed Draw Term Loan Facility were made at the closing of Amendment No. 2. On the Amendment No. 2 Closing Date, Broadband Holdco paid (i) all accrued and unpaid interest on the Loans outstanding under the Term Loan Facility and Revolving Credit Facility and (ii) all accrued and unpaid fees with respect to the Margin Loan Agreement (the “Interest True Up”). 42,681,842 shares of Liberty Broadband Series C common stock with a value of $5.4 billion were pledged by Broadband Holdco as collateral for the loan as of December 31, 2019.

Broadband Holdco is permitted to use the proceeds of the Loans for any purpose not prohibited under the Margin Loan Agreement, including, without limitation, (i) to make dividends and distributions, (ii) for the purchase of margin stock, (iii) to make investments not prohibited under the Margin Loan Agreement, and/or (iv) otherwise for general corporate purposes, including, without limitation, for payment of interest and fees and other costs and expenses.

The Loans will mature on December 29, 2021 (the “maturity date”) and accrue interest at a rate equal to the 3-month LIBOR rate plus a per annum spread of 1.85%, subject to certain conditions and exceptions. Undrawn Revolving Commitments shall be available to Broadband Holdco from the Amendment No. 2 Closing Date to but excluding the earlier of (i) the date that is one month prior to the maturity date and (ii) the date of the termination of such Revolving Commitments pursuant to the terms of the Margin Loan Agreement. The obligations under the Margin Loan Facility, are secured by first priority liens on the shares of Liberty Broadband owned by Broadband Holdco and certain other cash collateral provided by Broadband Holdco. In addition, the Revolving Credit Facility, the Term Loan Facility and the Delayed Draw Term Loan Facility are subject to the same affirmative and negative covenants and events of default.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Subsequent to the Amendment No. 2 Closing Date, on December 27, 2019, Broadband Holdco borrowed $100.0 million under the Revolving Credit Facility and $300.0 million under the Delayed Draw Term Loan Facility. As of December 31, 2019, $1,300.0 million in borrowings were outstanding under the Margin Loan Facility.

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

Senior Notes

On June 6, 2019, GCI, LLC, a wholly-owned subsidiary of the Company, issued $325.0 million of 6.625% Senior Notes due 2024 at par ("2024 Notes"). The 2024 Notes are unsecured and the net proceeds were used to fund the redemption of $325.0 million aggregate outstanding principal amount of GCI, LLC's 6.75% Senior Notes due 2021. Interest on the 2024 Notes and GCI, LLC's 6.875% Senior Notes due 2025 (collectively, the “Senior Notes”), is payable semi-annually in arrears. The Senior Notes are redeemable at the Company's option, in whole or in part, at a redemption price defined in the respective indentures, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $21.1 million at December 31, 2019. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Credit Facility

On December 27, 2018, GCI, LLC, amended and restated the Fifth Amended and Restated Credit Agreement dated as of March 9, 2018 and refinanced the revolving credit facility and term loan A with a new revolving credit facility, leaving the existing Term Loan B in place (the "Senior Credit Facility"). The Senior Credit Facility provides a $240.7 million term loan B ("Term Loan B") and a $550.0 million revolving credit facility.

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

As of December 31, 2019, there is $237.7 million outstanding under the Term Loan B, $275.0 million outstanding under the revolving portion of the Senior Credit Facility and $8.1 million in letters of credit under the Senior Credit Facility, which leaves $266.9 million available for borrowing.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

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

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility. The Company and GCI, LLC are in compliance with all debt maintenance covenants as of December 31, 2019.

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is as follows (amounts in thousands):

2020	$3,008
2021	1,578,031
2022	233,344
2023	477,871
2024	325,646
2025 and thereafter	454,082
Total debt	$3,071,982

Fair Value of Debt

The fair value of the Senior Notes was $824.8 million at December 31, 2019.

Due to the variable rate nature of the Margin Loan, Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at December 31, 2019.

(10) Leases

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

The Company recognized $107.3 million of ROU assets, $28.0 million of short-term operating lease liabilities and $79.3 million of long-term operating lease liabilities in the accompanying consolidated balance sheet upon the adoption of the new standard.

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

The Company has entered into finance lease agreements with satellite providers for transponder capacity to transmit voice and data traffic in rural Alaska. The Company is also party to finance lease agreements for an office building and certain retail store locations. The Company also leases office space, land for towers and communication facilities, satellite transponders, fiber capacity, and equipment. These leases are classified as operating leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease. During the twelve months ended December 31, 2019, the Company amended its lease agreement with a satellite provider that resulted in a $22.5 million reduction to the finance lease liability and a $16.0 million reduction to fixed assets, resulting in a gain of $6.5 million that is included in Other, net on the consolidated statements of operations.

The Company has leases with remaining lease terms that range from less than one year up to 31 years. Certain of the Company's leases may include an option to extend the term of the lease with such options to extend ranging from 3 years up to 39 years. The Company also has the option to terminate certain of its leases early with such options to terminate ranging from as early as 30 days up to 18 years from December 31, 2019.

The components of lease cost during the year ended December 31, 2019 were as follows:

Year ended
December 31, 2019

Operating lease cost (1)	$48,481

Finance lease cost
Depreciation of leased assets	$4,997
Interest on lease liabilities	1,196
Total finance lease cost	$6,193
(1) Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the financial statements.

For the year ended December 31, 2018, the Company recorded depreciation expense on finance leases (previously referred to as capital leases) and operating lease expense of $7.2 million and $46.7 million, respectively.

The remaining weighted-average lease term and the weighted average discount rate were as follows:

Year ended
December 31, 2019
Weighted-average remaining lease term (years):
Finance leases	3.5
Operating leases	4.9
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	5.0%

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
amounts in thousands
Operating leases:
Operating lease ROU assets, net (1)	$123,831

Current operating lease liabilities (2)	$39,756
Operating lease liabilities (3)	80,811
Total operating lease liabilities	$120,567

Finance Leases:
Property and equipment, at cost	$17,695
Accumulated depreciation	(5,250)
Property and equipment, net	$12,445

Current obligations under finance leases (4)	$4,640
Obligations under finance leases	7,281
Total finance lease liabilities	$11,921
(1) Operating lease ROU assets, net are included within the Other assets, net line item in the accompanying consolidated balance sheets.
(2) Current operating lease liabilities are included within the Other current liabilities line item in the accompanying consolidated balance sheets.
(3) Operating lease liabilities are included within the Other liabilities line item in the accompanying consolidated balance sheets.
(4) Current obligations under finance leases are included within the Other current liabilities line item in the accompanying consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

Year ended
December 31, 2019
amounts in thousands
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,192
Operating cash flows from finance leases	$1,141
Financing cash flows from finance leases	$7,717
ROU assets obtained in exchange for lease obligations
Operating leases	$39,515
Finance leases	$—

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Future lease payments under finance leases, operating leases and tower obligations with initial terms of one year or more at December 31, 2019 consisted of the following:

	Finance Leases	Operating Leases	Tower Obligations
	amounts in thousands
2020	$5,159	45,013	7,797
2021	3,981	35,862	7,953
2022	1,973	22,120	8,112
2023	678	14,855	8,274
2024	688	5,574	8,439
Thereafter	1,046	19,192	134,395
Total lease payments	13,525	142,616	174,970
Less: imputed interest	(1,604)	(22,049)	(83,581)
Total lease liabilities	$11,921	120,567	91,389

(11) Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, the most significant of which was a reduction to the U.S. federal corporate tax rate from 35 percent to 21 percent. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting was known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period. As of December 31, 2018, the Company had completed its analysis of the tax effects of the Tax Act.

Holdco was included in the federal combined income tax return of Qurate Retail prior to the HoldCo Split-Off. For periods prior to the HoldCo Split-Off, the tax provision included in these financial statements was prepared on a stand-alone basis, as if the Company was not part of Qurate Retail. Certain HoldCo income tax related balances as of the date of the HoldCo Split-Off were recorded as equity contributions from Qurate Retail in the net amount of $1.3 billion as shown in the consolidated statement of equity. Subsequent to the HoldCo Split-Off, GCI Liberty's consolidated tax return will include HoldCo. Although the acquisition of GCI Liberty was accounted for as a reverse acquisition under GAAP, the consolidated income tax return of GCI Liberty for 2018 included a full year of GCI Liberty’s financials results (including activity prior to the Transactions) and the partial year of financial results of HoldCo for the period subsequent to the HoldCo Split-Off.

Income tax benefit (expense) consists of:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Current:
Federal	$(30)	607	—
State and local	(23)	(24)	—
	(53)	583	—
Deferred:
Federal	(542,259)	190,931	160,150
State and local	(187,711)	(8,207)	(26,628)
	(729,970)	182,724	133,522
Income tax benefit (expense)	$(730,023)	183,307	133,522

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 as a result of the following:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Computed expected tax benefit (expense)	$(560,336)	221,962	(206,862)
State and local income taxes, net of federal income taxes	(158,349)	74,105	(17,001)
Nontaxable equity contribution	(20,353)	7,960	—
Executive compensation	(2,437)	(7,114)	—
Change in state tax rate due to acquisition	—	(117,496)	—
Change in state tax rate	10,078	37,073	—
Change in tax rate due to Tax Act	—	—	347,979
Deductible stock compensation	3,394	(131)	14,116
Goodwill impairment	—	(28,513)	—
Change in valuation allowance affecting tax expense	(40)	(189)	(384)
Other, net	(1,980)	(4,350)	(4,326)
Income tax benefit (expense)	$(730,023)	183,307	133,522

For the year ended December 31, 2019, income tax expense in excess of expected federal tax expense is primarily due to state income tax expense.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2019	2018
	amounts in thousands
Deferred tax assets:
Loss and capital carryforwards	$179,473	153,931
Deferred revenue	20,026	23,716
Accrued stock compensation	3,889	3,598
Debt	44,843	6,209
Operating lease liability	33,656	—
Other accrued liabilities	9,578	20,108
Other future deductible amounts	35,489	19,189
Deferred tax assets	326,954	226,751
Valuation allowance	(1,366)	(1,326)
Net deferred tax assets	325,588	225,425
Deferred tax liabilities
Investments	1,439,140	573,016
Fixed assets	209,094	232,899
Intangible assets	169,834	213,206
Operating lease ROU assets	34,629	—
Deferred tax liabilities	1,852,697	1,019,121
Net deferred tax liabilities	$1,527,109	793,696

During the year ended December 31, 2019, there was an increase in the valuation allowance of $40,000 all of which affected tax expense.

At December 31, 2019, the Company had federal and state net operating losses and interest expense carryforwards for income tax purposes aggregating approximately $179.5 million (on a tax effected basis). Of the $179.5 million, $63.7 million are carryforwards with no expiration. The future use of the remaining carryforwards of $115.8 million are subject to limitation and expire at certain future dates. Based on current projections, $1.4 million of these carryforwards may expire unused and accordingly are subject to a valuation allowance. The carryforwards that are expected to be utilized will begin to expire in 2020.

As of December 31, 2019, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

As of December 31, 2019, none of GCI’s tax years prior to the HoldCo Split-Off are under audit. Qurate Retail’s tax years prior to 2016 are closed for federal income tax purposes and the IRS has completed its examination of Qurate Retail’s 2016 and 2017 tax years. Qurate Retail’s 2018 tax year is being examined currently as part of the IRS's Compliance Assurance Process program. Various states are currently examining Qurate Retail’s prior years’ state income tax returns.

(12) Stockholders’ Equity

Preferred Stock

GCI Liberty Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") was issued as a result of the auto conversion that occurred on March 8, 2018. The Company is required to redeem all outstanding shares of Preferred Stock out of funds legally available, at the liquidation price plus all unpaid dividends (whether or not declared) accrued from the most recent dividend payment date through the redemption date, on the first business day following the twenty-first anniversary of

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

the March 8, 2018 auto conversion. There were 7,500,000 shares of Preferred Stock authorized and 7,202,917 shares issued and outstanding at December 31, 2019. An additional 42,500,000 shares of preferred stock of the Company are authorized and are undesignated as to series. The Preferred Stock is accounted for as a liability on the Company's consolidated balance sheets because it is mandatorily redeemable. As a result, all dividends paid on the Preferred Stock are recorded as interest expense in the Company's consolidated statements of operations.

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

Accrued dividends are payable quarterly on each dividend payment date, which is January 15, April 15, July 15, and October 15 of each year, commencing on the first such date following the auto conversion, which occurred immediately after the market closed on March 8, 2018. If GCI Liberty fails to pay cash dividends on the Preferred Stock in full for any four consecutive or non-consecutive dividend periods then the dividend rate shall increase by 2.00% per annum of the liquidation price until cured. The Company paid a cash dividend of approximately $0.44 per share of Preferred Stock on January 15, 2019, a cash dividend of approximately $0.44 per share of Preferred Stock on April 15, 2019, a cash dividend of approximately $0.44 per share of Preferred Stock on July 15, 2019, and a cash dividend of approximately $0.44 per share of Preferred Stock on October 15, 2019. On December 6, 2019, the Company declared a quarterly cash dividend of approximately $0.44 per share of Preferred Stock which was paid on January 15, 2020 to shareholders of record of the Preferred Stock at the close of business on December 31, 2019.

Common Stock

The Company's Series A common stock and Series B common stock are identical in all respects, except that each share of Series A common stock has one vote per share and each share of Series B common stock has ten votes per share. Each share of Series B common stock outstanding is convertible, at the option of the holder, into one share of Series A common stock.

Purchases of Common Stock

During the years ended December 31, 2019 and 2018, the Company repurchased 1,006,243 shares of Series A common stock for aggregate cash consideration of $43.9 million and 2,397,710 shares of Series A common stock for aggregate cash consideration of $111.6 million, respectively.

All of the foregoing shares were repurchased pursuant to a previously announced share repurchase program and have been retired and returned to the status of authorized and available for issuance.

(13) Variable Interest Entities

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

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

US Bancorp is entitled to substantially all of the benefits derived from the NMTCs. All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects. Restricted cash of $6.6 million and $0.8 million was held by Unicom at December 31, 2019 and 2018, respectively, and is included in the Company's consolidated balance sheets. The Company completed construction of the projects partially funded by these transactions.

These transactions include put/call provisions whereby the Company may be obligated or entitled to repurchase US Bancorp’s interest in each investment fund for a nominal amount. The Company believes that US Bancorp will exercise the put options at the end of the compliance periods for each of the transactions. The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized by US Bancorp. As of December 31, 2019, the Company has agreed to indemnify US Bancorp for any loss or recapture of NMTCs totaling $12.5 million until such time as its obligation to deliver tax benefits is relieved. There have been no credit recaptures as of December 31, 2019. The value attributed to the put/calls is nominal.

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

In September 2018, October 2019 and December 2019, US Bancorp exercised its put option for the NMTC transactions that were entered into in August 2011, October 2012 and December 2012, respectively. The exercise of the put options resulted in the Company obtaining ownership of the investment fund. Upon obtaining ownership of the investment fund, the Company settled the loans and obtained legal ownership of the VIEs associated with those respective NMTC transactions.

The assets and liabilities of the consolidated VIEs were $32.0 million and $21.8 million, respectively, as of December 31, 2019 and $89.0 million and $63.0 million , respectively, as of December 31, 2018.

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

The following table summarizes the key terms of each of the NMTC transactions:

Transaction Date	Loan to Investment Fund	Interest Rate on Loan to Investment Fund	Maturity Date	US Bancorp Investment	Loan to Unicom	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
March 21, 2017	$6.7 million	1%	March 21, 2040	$3.3 million	$9.8 million	0.7%	March 2024
December 22, 2017	$10.4 million	1%	December 22, 2047	$5.1 million	$14.7 million	0.7% to 1.2%	December 2024
October 2, 2019	$4.8 million	1%	October 2, 2049	$2.2 million	$6.7 million	1.8%	October 2026

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

(14) Stock-Based Compensation

GCI Liberty - Incentive Plan

Pursuant to the GCI Liberty, Inc. 2018 Omnibus Incentive Plan, the Company may grant Awards to be made in respect of a maximum of 8.0 million shares of GCI Liberty common stock. Awards generally vest over 1-5 years and have a term of 7-10 years. GCI Liberty issues new shares upon exercise of equity awards.

GCI Liberty - Grants of Stock Options

During the year ended December 31, 2019, the Company granted to its non-employee directors and its employees 57,000 options to purchase shares of GCI Liberty Series A common stock. Such options had a weighted average grant-date fair value ("GDFV") of $18.71 per share and cliff vest in one year for non-employee directors and between three and five years for employees. During the year ended December 31, 2018, the Company granted to its non-employee directors 10,000 options to purchase shares of GCI Liberty Series A common stock. Such options had a weighted average GDFV of $14.09 per share and generally cliff vest in one year. During the year ended December 31, 2017, the Company granted to its non-employee directors and its employees 188,000 options to purchase shares of LVNTA. Such options had a weighted average GDFV of $16.52 per share and vest in one year for non-employee directors and between three and five years for employees.

Also during the year ended December 31, 2019 the Company granted 22,000 options to purchase shares of GCI Liberty Series B common stock to the Company's CEO. Such options had a GDFV of $18.27 per share and cliff vested immediately upon grant. During the years ended December 31, 2018 and 2017, and in connection with the Company's CEO's employment agreement, the Company granted 143,000 and 269,000 options, respectively, to purchase shares of LVNTB to the Company's CEO. Such options had a GDFV of $16.55 and $15.41 per share, respectively, and cliff vested at the end of their respective grant year.

In connection with the Option Exchange (see below), the Company granted 946,000 and 1.1 million options to purchase shares of LVNTA and LVNTB, respectively. Such options have an incremental weighted average GDFV of $8.53 and $6.94, respectively.

In addition to the stock option grants to the Company’s CEO, the Company granted 51,000 performance-based restricted stock units ("RSUs") of GCI Liberty Series B common stock in 2019. The RSUs had a GDFV of $53.78 per share at the time they were granted and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Performance objectives, which are subjective, are considered in determing the timing and amount of the compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

•
in satisfaction of the exercise, on a net settled basis, of the unvested Eligible Options, Qurate Retail granted the Eligible Optionholder a number of restricted LVNTA or LVNTB shares (the "Restricted Shares") with a vesting schedule identical to that of the unvested Eligible Options so exercised, and the Eligible Optionholder made an election under Section 83(b) of the Internal Revenue Code with respect to such Restricted Shares; and

•
Qurate Retail granted the Eligible Optionholder a new option (the "Unvested New Option") to acquire the same series of common stock and with substantially the same terms and conditions, including with respect to vesting and expiration, as the unvested Eligible Option exercised as set forth above, except that the number of LVNTA or LVNTB shares subject to such Unvested New Option was equal to the number of shares subject to the unvested Eligible Option minus the number of Restricted Shares received upon exercise of such unvested Eligible Option. The exercise price of such new option was, in the case of a LVNTA option, the closing price on the Grant Date per share of LVNTA, or, in the case of a LVNTB option, the fair market value on the Grant Date of the LVNTB shares as determined pursuant to the incentive plan under which the Unvested New Options were granted.

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

The Company has calculated the GDFV for all of its equity classified Awards and any subsequent remeasurement of its liability classified Awards using the Black-Scholes-Merton Model. The Company estimates the expected term of the Awards based on historical exercise and forfeiture data. For grants made in 2019, 2018 and 2017, the range of expected terms was 2.0 to 6.4 years. The volatility used in the calculation for Awards is based on the historical volatility of GCI Liberty's stock and the implied volatility of publicly traded GCI Liberty options. For grants made in 2019, 2018 and 2017 the range of volatilities was 24.8% to 31.6%. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

GCI Liberty - Outstanding Awards

The following tables present the number and weighted average exercise price ("WAEP") of Awards to purchase GCI Liberty common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

	Series A
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,650	$47.61
Granted	57	$71.09
Exercised	(1,054)	$47.49
Forfeited/Cancelled	(49)	$55.65
Outstanding at December 31, 2019	604	$48.67	4.4	years	$13
Exercisable at December 31, 2019	403	$46.75	4.2	years	$10

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

	Series B
			Weighted		Aggregate
			average		intrinsic
	Awards		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2019	1,223	$56.10
Granted	22	$58.11
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2019	1,245	$56.14	3.1	years	$22
Exercisable at December 31, 2019	1,245	$56.14	3.1	years	$22

As of December 31, 2019, the total unrecognized compensation cost related to unvested options and RSAs was approximately $2.5 million and $18.2 million, respectively. Such amounts will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.6 years and 2.5 years, respectively.

As of December 31, 2019, GCI Liberty reserved for issuance upon exercise of outstanding stock options approximately 600 thousand shares of GCI Liberty Series A common stock and 1.2 million shares of GCI Liberty Series B common stock.

GCI Liberty - Exercises

The aggregate intrinsic value of all options exercised during the years ended December 31, 2019, 2018 and 2017 was $20.9 million, $0.8 million and $71.9 million, respectively. The aggregate intrinsic value of options exercised for the year ended December 31, 2017 includes approximately $56.3 million related to the intrinsic value of options exercised as a result of the Option Exchange.

GCI Liberty - Restricted Shares

As of December 31, 2019, GCI Liberty had approximately 748,000 and 83,000 unvested RSAs and RSUs of GCI Liberty common stock and preferred stock, respectively, held by certain directors, officers and employees of the Company. These Series A common stock, Series B common stock and Series A Cumulative Redeemable Preferred unvested RSAs, along with the Series A common stock unvested RSUs of GCI Liberty had a weighted average GDFV of $48.22 per share.

The aggregate fair value of all restricted shares of GCI Liberty common and preferred stock that vested during the years ended December 31, 2019, 2018 and 2017 was $17.2 million, $21.9 million and $2.3 million, respectively.

(15) Employee Benefit Plans

Subsidiaries of the Company sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in GCI Liberty common stock, as well as other mutual funds. The Company's subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $10.6 million, $11.0 million and $0.2 million, respectively, for the years ended December 31, 2019, 2018 and 2017, respectively.

(16) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

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

Rural Health Care Program

GCI Holdings receives support from various Universal Service Fund USF programs including the USF Rural Health Care ("RHC") Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. The following paragraphs describe certain separate matters related to the RHC Program that impact or could impact the revenue earned and receivables recognized by the Company. As of December 31, 2019, the Company had net accounts receivables from the RHC Program in the amount of $118.8 million, which is included in Other assets, net and $12.0 million, which is included in Trade and other receivables in the consolidated balance sheets.

In November 2017, the Universal Service Administrative Company ("USAC") requested further information in support of the rural rates charged to a number of GCI Holdings' RHC customers in connection with the funding requests for the year that runs July 1, 2017 through June 30, 2018. On October 10, 2018, GCI Holdings received a letter from the FCC's Wireline Competition Bureau (“Bureau”) notifying it of the Bureau’s decision to reduce the rural rates charged to RHC customers for the funding year that ended on June 30, 2018 by approximately 26% resulting in a reduction of total support payments of $27.8 million. The FCC also informed GCI Holdings that the same cost methodology used for the funding year that ended on June 30, 2018 would be applied to rates charged to RHC customers in subsequent funding years. In response to the letter from the Bureau, GCI Holdings filed an Application for Review of the Bureau’s decision with the FCC. In the third quarter of 2018, GCI Holdings recorded a $19.1 million reduction in its receivables balance as part of its acquisition accounting and recorded a reduction in revenue for the funding year that ended on June 30, 2018 of approximately $8.6 million. GCI Holdings has reduced RHC Program revenue by a similar rate as to the funding year that ended on June 30, 2018, which based on a current run rate would approximate $7.0 million per quarter through the funding year that ended June 30, 2019 and would approximate $8 million per quarter through the funding year that will end June 30, 2020 until it can reach a final resolution with the FCC regarding the funding amounts.

On March 15, 2018, USAC announced that the funding requests for the year that runs July 1, 2017 through June 30, 2018 exceeded the funding available for the RHC Program. Since that time, on June 25, 2018, the FCC issued an order resulting in an increase of the annual RHC Program funding cap from $400.0 million to $571.0 million and applied it to the funding year that ended on June 30, 2018. The FCC also determined that it would annually adjust the RHC Program funding cap for inflation, beginning with the funding year ending on June 30, 2019 and carry-forward unused funds from past funding years for use in future funding years. As a result, aggregate funding is expected to be available to pay in full the approved funding under the RHC Program for the funding years ended on June 30, 2018 and 2019. On June 10, 2019, the FCC released a public notice noting that the funding cap for the funding year ending on June 30, 2020 is $594 million, also noting that USAC projects that $83 million in unused funds will be available for use in the funding year ending on June 30, 2020. On February 14, 2020, USAC informed the FCC that it had identified an additional $162.7 million of unused funds available for use in future years, and that it had begun issuing commitments fully funding qualified single year requests in the Telecom and Healthcare Connect portions of the RHC Program for the funding year ending on June 30, 2020.

In addition, on March 23, 2018, GCI Holdings received a separate letter of inquiry and request for information from the Enforcement Bureau of the FCC relating to the period beginning January 1, 2015 and including all future periods, to which it is in the process of responding. This includes inquiry into the rates charged by GCI Holdings that are still pending, and presently it is unable to assess the ultimate resolution of this rate inquiry. Other aspects related to the Enforcement Bureau’s review of GCI Holdings’ compliance with program rules are discussed separately below. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

On November 30, 2018, GCI Holdings received multiple funding denial notices from USAC, denying requested funding from the RHC Program operated by a rural health customer (the “Customer”) for the funding year that ended on June 30, 2018. In November 2017, USAC requested information from the Customer related to bidding process documentation for two separate service contracts GCI Holdings has with the Customer. Although the Customer timely responded, USAC found that bids previously received were not submitted with the original funding request and/or that bidding information submitted was related to the wrong bidding year. The Customer appealed this decision in early 2019 and on May 6, 2019 USAC denied the Customer’s appeal. The Customer then appealed USAC’s decision to the Bureau on July 5, 2019. As of March 31, 2019, GCI Holdings had accounts receivable of approximately $21.3 million outstanding associated with these two service contracts, which is dependent upon receipt of funding from USAC. Given that USAC denied the Customer’s appeal as specifically outlined in the May 6, 2019 letter received by the Customer, the Company determined at the time it was probable that GCI Holdings incurred a loss and an accounts receivable reserve was recorded in the amount of $21.3 million and an associated bad debt expense was recorded during the first quarter of 2019 and included within Selling, general, and administrative expense in the consolidated statements of operations. Additionally, because of the uncertainty of the Customer’s future appeals process and uncertainty relating to the Company's ability to recover payment directly from the Customer, the Company no longer believed revenue associated with the two service contracts should be recognized. Historical annual revenue associated with the two service contracts was approximately $12 million in total and was expected to be the same in future periods. Revenue has not been recognized beyond the first quarter of 2019.

On February 19, 2020, the Bureau issued an FCC order that granted the Customer’s appeal for the two service contracts that were originally denied funding by USAC. In the order, the FCC has directed USAC to reverse its previous funding denials. Because the FCC order provides the Company with additional information subsequent to December 31, 2019 about the resolution of a contingency that existed as of year-end, the Company has recognized the impact of the FCC order in its consolidated financial statements. Such impact resulted in the reversal of the previously recorded $21.3 million accounts receivable reserve and associated bad debt expense included within Selling, general, and administrative expense in the consolidated statements of operations.

The Company also considered whether it should recognize revenue in 2019 related to the two service contracts for the period where it previously had not recognized revenue because of the uncertainty around its ability to collect consideration from the Customer. Because the Company was unable to conclude at any time prior to December 31, 2019 that collection of consideration under the two service contracts was probable, the Company concluded that revenue should not be recognized for any period subsequent to the first quarter of 2019 in accordance with the applicable revenue recognition criteria. The Company will reevaluate the applicable revenue recognition criteria in the first quarter of 2020 to determine whether it can (i) begin recognizing revenue associated with the Customer’s two service contracts and (ii) recognize revenue for the period in 2019 when the Company ceased recognizing revenue because of the uncertainty relating to its ability to recover payment directly from the Customer. Although the Company has not recognized revenue beyond the first quarter of 2019 related to the Customer’s two service contracts, the Company has continued to provide service to the Customer and such fact will be considered in the revenue recognition analysis in the first quarter of 2020.

On August 20, 2019, the FCC released an order adopting changes to the RHC Program that will revise the manner in which support issued under the RHC Program will be calculated and approved. Some of these changes will become effective beginning with the funding year ending June 30, 2021, while others will apply beginning with the funding year ending June 30, 2022. On October 21, 2019, GCI Holdings appealed the order to the United States Court of Appeals for the District of Columbia Circuit. On December 6, 2019, that appeal was held in abeyance for nine months due to pending Petitions for Reconsideration filed by other parties at the FCC. The proposed methodology for calculating and approving support under these changes relies on information that has not yet been collected and analyzed by USAC, and therefore GCI Holdings cannot assess at this time the substance, impact on funding, or timing of these changes adopted by the FCC.

In the fourth quarter of 2019, the Company became aware of potential RHC Program compliance issues related to certain of GCI Holdings’ currently active and expired contracts with certain of its RHC customers. The Company and its external experts performed significant and extensive procedures to determine whether GCI Holdings’ currently active and expired contracts with its RHC customers would be deemed to be in compliance with the RHC Program rules. Based on these procedures, the Company accrued a loss of approximately $17.0 million for contracts that are deemed probable of not complying with the RHC Program rules. The Company recorded the estimated loss as an expense within Selling, general, and administrative in the consolidated statements of operations. The Company also identified certain contracts where additional loss

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

was reasonably possible and such loss could range from zero to $44.0 million. An accrual was not made for the amount of the reasonably possible loss in accordance with the applicable accounting guidance. GCI Holdings could also be assessed fines and penalties but such amounts could not be reasonably estimated. GCI Holdings has notified the FCC of its potential compliance issues and will continue to work with the FCC to resolve such matters.

(17) Information About the Company's Operating Segments

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

For the year ended December 31, 2019 the Company has identified the following subsidiary as a reportable segment:

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

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

Performance Measures

	Years ended December 31,
	2019		2018		2017
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	amounts in thousands
GCI Holdings	$869,662	256,878	715,842	217,832	—	—
Liberty Broadband	14,859	(16,891)	22,256	(3,528)	13,092	(16,416)
Corporate and other	25,071	(21,865)	23,920	(24,731)	23,817	(25,762)
	909,592	218,122	762,018	189,573	36,909	(42,178)
Eliminate Liberty Broadband	(14,859)	16,891	(22,256)	3,528	(13,092)	16,416
	$894,733	235,013	739,762	193,101	23,817	(25,762)

Other Information

	December 31, 2019			December 31, 2018
	Total	Investments	Capital	Total	Investments	Capital
	assets	in affiliates	expenditures	assets	in affiliates	expenditures
	amounts in thousands
GCI Holdings	$3,162,753	585	147,022	3,343,372	719	131,029
Liberty Broadband	12,256,342	12,194,674	500	12,098,437	12,004,376	41
Corporate and other	8,770,692	167,058	1,459	5,317,450	176,311	3,323
	24,189,787	12,362,317	148,981	20,759,259	12,181,406	134,393
Eliminate Liberty Broadband	(12,256,342)	(12,194,674)	(500)	(12,098,437)	(12,004,376)	(41)
Consolidated	$11,933,445	167,643	148,481	8,660,822	177,030	134,352

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Years ended December 31,
	2019	2018	2017
	amounts in thousands
Adjusted OIBDA	$235,013	193,101	(25,762)
Stock‑based compensation	(24,897)	(28,207)	(26,583)
Depreciation and amortization	(266,333)	(206,946)	(3,252)
Impairment of intangibles and long-lived assets	(167,062)	(207,940)	—
Insurance proceeds and restructuring, net	5,758	—	—
Operating income (loss)	(217,521)	(249,992)	(55,597)
Interest expense	(153,803)	(119,296)	—
Share of earnings (loss) of affiliates, net	(2,629)	25,772	7,001
Realized and unrealized gains (losses) on financial instruments, net	3,002,400	(681,545)	637,164
Tax sharing agreement	26,646	(32,105)	—
Other, net	13,172	205	2,467
Earnings (loss) before income taxes	$2,668,265	(1,056,961)	591,035

GCI LIBERTY, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2019, 2018 and 2017

(18) Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	amounts in thousands, except per share amounts
2019
Revenue	$217,736	217,566	227,044	232,387
Operating income (loss)	$(32,644)	(16,253)	(4,174)	(164,450)
Net earnings (loss)	$678,486	459,044	89,294	711,418
Net earnings (loss) attributable to GCI Liberty, Inc. shareholders	$678,543	459,044	89,322	711,789
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$6.47	4.38	0.85	6.75
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$6.41	4.34	0.84	6.72

2018 (1)
Revenue	$61,204	233,490	210,146	234,922
Operating income (loss)	$(7,369)	(593)	(19,869)	(222,161)
Net earnings (loss)	$(170,731)	(303,480)	317,256	(716,699)
Net earnings (loss) attributable to GCI Liberty, Inc. shareholders	$(170,692)	(303,326)	317,383	(716,668)
Basic net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$(1.58)	(2.82)	2.95	(6.72)
Diluted net earnings (loss) attributable to Series A and Series B GCI Liberty, Inc. shareholders per common share	$(1.58)	(2.82)	2.91	(6.72)
(1) As of March 9, 2018, the Company's financial condition and results of operations include the activities of GCI Holdings, which are further described in notes 1 and 4.

PART III

The following required information is incorporated by reference to the Company's definitive proxy statement for the Company's 2020 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2020:

Item 10.    Directors, Executive Officers and Corporate Governance
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Item 14.    Principal Accounting Fees and Services

The Company expects to file its definitive proxy statement for its 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 29, 2020.

III-1

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii) The audited consolidated financial statements of Liberty Broadband Corporation as of December 31, 2019 and 2018, and for each of the years ended December 31, 2019, 2018 and 2017, as well as the accompanying notes thereto and the related Report of Independent Registered Public Accounting Firm, are contained in Liberty Broadband Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 3, 2020 and are incorporated herein by reference as Exhibit 99.1.

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

2.3
Amendment No. 2 to Reorganization Agreement, dated as of November 8, 2017, by and among Liberty Interactive Corporation, Liberty Interactive LLC and General Communication, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2017 (File No. 000-15279)).

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
4.4
Form of Margin Loan Agreement, dated as of December 29, 2017, by and among Broadband Holdco, LLC, as Borrower, Various Lenders, JPMorgan Chase Bank, N.A., London Branch, as Calculation Agent, and JPMorgan Chase Bank, N.A., London Branch, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-38385) (the “March 2018 8-K”)).

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

4.6
Form of Amendment No. 2 to Margin Loan Agreement and Amendment No. 1 to Collateral Account Control Agreement, dated as of November 25, 2019, by and among Broadband Holdco, LLC, as Borrower, Various Lenders, JPMorgan Chase Bank, N.A., London Branch, as Administrative Agent, and JPMorgan Change Bank, N.A., London Branch, as Calculation Agent.*

4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
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

10.3
First Amendment to Second Amended and Restated Aircraft Lease Agreement between GCI Communication Corp., an Alaska corporation, and 560 Company, Inc., an Alaska corporation, dated November 30, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 (File No. 001-38385) (the “2018 10-K”)).

10.4
Indenture dated as of April 1, 2015 between GCI, Inc. and MUFG Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to GCI, LLC's Current Report on Form 8-K filed on April 6, 2015 (File No. 000-15279)).

10.5
Supplemental Indenture, dated as of April 28, 2017, between GCI, Inc. and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2017 (File No. 000-15279)).

10.6
Second Supplemental Indenture, dated as of March 8, 2018, between GCI, LLC and MUFG Union Bank, N.A., as Trustee (6.875% Senior Notes) (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 10, 2018 (File No. 001-38385) (the “2018 Q1 10-Q”)).

10.7+
General Communication, Inc. Amended and Restated 1986 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 5, 2015 (File No. 000-15279)).

10.8+
Amendment, dated November 26, 2018, to the Amended and Restated 1986 Stock Option Plan of GCI Liberty, Inc. (Restated Effective September 26, 2014) (incorporated by reference to Exhibit 10.14 to the 2018 10-K).

10.9	Tax Sharing Agreement, dated as of March 9, 2018, by and between GCI Liberty, Inc. and Liberty Interactive Corporation (incorporated by reference to Exhibit 10.1 to the March 2018 8-K).

10.10
Indemnification Agreement, dated as of March 9, 2018, by and among Liberty Interactive Corporation, GCI Liberty, Inc., Liberty Interactive LLC and LV Bridge, LLC (incorporated by reference to Exhibit 10.2 to the March 2018 8-K).

10.11+	Services Agreement, dated as of March 9, 2018, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.3 to the March 2018 8-K).
10.12
Facilities Sharing Agreement, dated as of March 9, 2018, by and among GCI Liberty, Inc., Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the March 2018 8-K).

10.13	Aircraft Time Sharing Agreements, dated as of March 9, 2018, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the March 2018 8-K).
10.14
Aircraft Time Sharing Agreement, dated as of March 9, 2018, by and among GCI Liberty, Inc., Liberty Citation, Inc. and Liberty Denver Arena LLC (incorporated by reference to Exhibit 10.6 to the March 2018 8-K).

10.15+	GCI Liberty, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed on May 22, 2018 (File No. 001-38385)).
10.16
Form of Indemnification Agreement between GCI Liberty, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 8, 2018 (File No. 001-38385)).

10.17	Seventh Amendment to Fourth Amended and Restated Credit Agreement dated as of February 27, 2018 (incorporated by reference to Exhibit 4.2 to the 2018 Q1 10-Q).
10.18
Amendment Agreement, dated as of December 27, 2018, among GCI, LLC, the subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.24 to the 2018 10-K).

10.19+	Form of Restricted Stock Units Agreement under the GCI Liberty, Inc. 2018 Omnibus Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.25 to the 2018 10-K).
10.20+	Form of Nonqualified Stock Option Agreement under the GCI Liberty, Inc. 2018 Omnibus Incentive Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.26 to the 2018 10-K).
10.21+	Form of Restricted Stock Units Agreement under the GCI Liberty, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.27 to the 2018 10-K).
10.22+	GCI Liberty, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 15, 2018 (File No. 333-223667)).
10.23
Form of Amended and Restated Indemnification Agreement between GCI Liberty, Inc. and its executive officers/directors (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 9, 2019 (File No. 001-38385) (the “2019 Q1 10-Q”)).

10.24+
Letter Agreement Regarding Personal Use of Aircraft, effective as of January 1, 2019, between General Communication Corp. and Ronald A. Duncan (incorporated by reference to Exhibit 10.2 to the 2019 Q1 10-Q).

10.25+
Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. *

10.26+
Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporation's Current Report on From 8-K filed on December 19, 2019 (File No. 001-35707)).

10.27+
Form of Annual Option Award Agreement between GCI Liberty, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 19, 2019 (File No. 001-38385) (the “December 2019 8-K”)).

10.28+
Form of Annual Performance-based Restricted Stock Unit Award Agreement between GCI Liberty, Inc. and Gregory B. Maffei under the GCI Liberty, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K).

10.29+
Form of Upfront Award Agreement between GCI Liberty, Inc. and Gregory B. Maffei under the GCI Liberty, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

16	Letter from Grant Thornton LLP, dated March 14, 2018 (incorporated by reference to Exhibit 16.1 to the March 2018 8-K).
21	Subsidiaries of the Registrant *
23.1	Consent of KPMG LLP. *
23.2	Consent of KPMG LLP. *

31.1	Rule 13a-14(a)/15d-14(a) Certification. *
31.2	Rule 13a-14(a)/15d-14(a) Certification. *
32	Section 1350 Certification. **
99.1
Audited consolidated financial statements of Liberty Broadband Corporation as of December 31, 2019 and 2018, and for each of the years ended December 31, 2019, 2018, and 2017 (incorporated by reference to Liberty Broadband Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, file on February 3, 2020 (File No. 001-36713)).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Definition Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCI LIBERTY, INC.

Date:	February 26, 2020	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
Chief Executive Officer and President

Date:	February 26, 2020	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer (Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone	Chairman of the Board and Director	February 26, 2020
John C. Malone

/s/ Gregory B. Maffei	President, Chief Executive Officer and Director	February 26, 2020
Gregory B. Maffei

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 26, 2020
Brian J. Wendling	(Principal Accounting Officer and Principal Financial Officer)

/s/ Ronald A. Duncan	Director	February 26, 2020
Ronald A. Duncan

/s/ Gregg L. Engles	Director	February 26, 2020
Gregg L. Engles

/s/ Donne F. Fisher	Director	February 26, 2020
Donne F. Fisher

/s/ Richard R. Green	Director	February 26, 2020
Richard R. Green

/s/ Sue Ann Hamilton	Director	February 26, 2020
Sue Ann Hamilton